Form 10-K
period 2020-12-31
ARKO Corp.
filed 2021-03-25
CIK 1823794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 001-39828

ARKO Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2784337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8565 Magellan Parkway

Suite 400

Richmond, Virginia 23227-1150

(Address of Principal Executive Offices) (Zip Code)
(804) 730-1568
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.0001 par value per share	ARKO	Nasdaq Capital Market
Warrants to purchase common stock	ARKOW	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant was not a public company as of June 30, 2020, the last business day of its most recently completed second fiscal quarter; therefore, the registrant cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the Nasdaq Capital Market on December 23, 2020.

As of March 23, 2021, the registrant had 124,427,805 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects, including the potential impact of the COVID-19 pandemic on our businesses, operating results, cash flows and/or financial condition.  You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters.  Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results.  Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.  Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described in “Item 1A-Risk Factors” of this Annual Report on Form 10-K.  We do not undertake an obligation to update forward-looking statements except as required by applicable law.  We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA.  These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

i

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company,” “ARKO,” “we,” “our,” “ours,” and “us” refer to ARKO Corp., a Delaware corporation, including its consolidated subsidiaries.

ITEM 1.	BUSINESS

Background

Arko Corp. was incorporated under the laws of Delaware on August 26, 2020 for the purpose of facilitating the business combination of Haymaker Acquisition Corp. II, a Delaware corporation, and ARKO Holdings Ltd., a company organized under the laws of the State of Israel, which we refer to as Arko Holdings. Our shares of common stock, $0.0001 par value per share (“common stock”), and publicly-traded warrants were registered to trade on the Nasdaq Capital Market on December 22, 2020 and commenced trading on December 23, 2020. Our common stock has traded on the Tel Aviv Stock Exchange (“TASE”) since December 24, 2020 and we are subject to the reporting requirements of the TASE.  Arko Holdings was organized under the laws of Israel on May 4, 1970 and the main activity of Arko Holdings prior to the foregoing business combination was its holding, through its subsidiaries, of controlling rights in GPM Investments, LLC, a Delaware limited liability company formed on June 12, 2002, which we refer to as GPM. Arko Holdings’ Bonds (Series C) have traded on the TASE since June 28, 2016 and will be fully redeemed on March 30, 2021. Once the bonds are redeemed, Arko Holdings will cease to be a “reporting entity” under the Securities Law, 5728-1968, of the State of Israel.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company,” “ARKO,” “we,” “our,” “ours,” and “us” refer to ARKO Corp. including its consolidated subsidiaries.  We maintain a website at www.arkocorp.com.  Information contained on, or accessible through, our website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K.

Overview

We own, indirectly, 100% of GPM, which is our operating entity. Based in Richmond, VA, we are a leading independent convenience store operator and, as of December 31, 2020, we were the seventh largest convenience store chain in the United States ranked by store count, operating 1,330 retail convenience stores. As of December 31, 2020, we operated the stores under 17 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, E-Z Mart®, fas mart®, fastmarket®, Jiffi Stop®, Li’l Cricket, Next Door Store®, Roadrunner Markets, Rstore, Scotchman®, shore stop®, Town Star, Village Pantry® and Young’s. As of December 31, 2020, we also supplied fuel to 1,614 dealer-operated gas stations. We are well diversified geographically and as of December 31, 2020, operated across 33 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

We derive our revenue from the retail sale of fuel and the products offered in our stores, and the wholesale distribution of fuel. Our retail stores offer a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. As of December 31, 2020, we had foodservice offerings at over 250 company-operated stores. The foodservice category includes hot and fresh foods, deli, fried chicken, bakery, pizza, roller grill items and/or other prepared foods. In addition, as of December 31, 2020, we had over 70 branded quick service restaurants consisting of major national brands. Additionally, we provide a number of traditional convenience store services that generate additional income, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate car wash revenue at approximately 100 of our locations.

The Business

We primarily operate in two business segments: retail and wholesale. Additionally, our third segment, GPMP, engages in the wholesale distribution of fuel.  For the year ended December 31, 2020, the retail segment generated total revenue of approximately $3.5 billion, including approximately $1.5 billion of in-store sales and other revenues. In addition, the retail segment sold a total of 937.1 million gallons of branded and unbranded fuel to its retail customers. As a wholesale distributor of motor fuel, we distribute branded and unbranded motor fuel from refiners through third-party transportation providers.  As of December 31, 2020, we distributed fuel to 1,614 dealer locations and a small number of bulk purchasers throughout our footprint. For the year ended December 31, 2020, the wholesale segment sold 267.3 million gallons of fuel, generating revenues of approximately $418.0 million. In January 2016, our subsidiary, GPM Petroleum LP, which we refer to as GPMP, began the wholesale distribution of motor fuels on a fixed fee per gallon basis to both our controlled convenience stores and third parties.  GPM purchases all of its fuel from GPMP, of which we own 100% of the general partner of GPMP and, as of December 31, 2020, 99.71% of the GPMP limited partner units. For the year ended December 31, 2020, 99.8% of the total fuel gallons distributed by GPMP were to our locations.

Retail Business

As of December 31, 2020, we operated 1,330 retail convenience stores. The stores offer a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. A limited number of stores do not sell fuel. As of December 31, 2020, we operated our stores under 17 regional store brands, including 1-Stop, Admiral, Apple Market®, BreadBox, E-Z Mart®, fas mart®, fastmarket®, Jiffi Stop®, Li’l Cricket, Next Door Store®, Roadrunner Markets, Rstore, Scotchman®, shore stop®, Town Star, Village Pantry® and Young’s.

In October 2017, we entered into an agreement to develop 10 Dunkin’ restaurants in the tri-cities area (Tennessee, Virginia and Kentucky) by May 2023 and subsequently amended this agreement to extend the development deadline to October 2023.  We opened the first site in November 2018, the second in May 2019 and the third in November 2020. Three additional sites have received approval from Dunkin’ and two are planned to be opened in 2021 and one in 2022.

We offer foodservice at over 250 company-operated stores. The foodservice category includes hot and fresh foods, deli, fried chicken, bakery, pizza, roller grill and other prepared foods. We offer a value food menu consisting of items such as hot dogs and chicken sandwiches. In addition, we operate over 70 branded quick service restaurants consisting of major national brands, including Blimpies, Dunkin’, Dairy Queen, Krystal, Subway, Taco Bell, Noble Romans and two full service restaurants. We provide a number of traditional convenience store services that generate additional income, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate revenue from car washes at approximately 100 of our locations.

Wholesale Business

Our wholesale segment supplies fuel products to independent fueling station operators on a consignment basis, as well as final sales of fuel to independent operators and bulk purchasers on a fixed-margin basis. Under consignment arrangements, of which there were 236 as of December 31, 2020, we continue to own the fuel until the final sale to customers at independently operated gas stations, and we set the retail price at which it is sold. Gross profit generated from the sale is divided between us and the operator (or “consignment agent”) according to the terms of the applicable consignment agreement. In certain cases, gross profit is split by a percentage and in others, a fixed fee per gallon is paid to the operator. Alternatively, we make final sales to independent operators (referred to as “lessee-dealers” if the operators lease the station from us or “open-dealers” if they control the site) and bulk purchasers on a fixed-fee basis. Typically, fuel margin reflects our total fuel costs (including transportation costs, prompt pay discounts and rebates) under these arrangements, largely eliminating our exposure to commodity price movements. Additionally, we lease space to, and collect rent from, consignment agents and lessee-dealers at sites under our control. The Empire Acquisition (as defined below) added significant scale to our wholesale segment in terms of fuel gallons sold (including 195 sites on a consignment basis) and materially increased our footprint by adding 10 new states and the District of Columbia.

Empire Acquisition

In October 2020, we consummated our acquisition of the business of Empire Petroleum Partners, LLC, which we refer to as “Empire”, for $353 million paid at closing plus an additional $20 million to be paid in equal annual installments over five years, and potential post-closing contingent amounts of up to an additional $45 million.  We refer to the foregoing as the “Empire Acquisition”.

As of the date of the acquisition, Empire was one of the largest and most geographically diversified wholesale fuel distributors in the United States, distributing motor fuel to 1,453 independently operated fueling stations in 30 states and the District of Columbia. In addition to supplying third party sites, Empire directly operated 84 convenience stores. As a result of the Empire Acquisition, we currently operate stores or supply fuel in 33 states and the District of Columbia. Empire sold branded and unbranded fuel products to customers on both fixed margin and consignment bases under long-term contracts. Empire maintained relationships with all major oil companies, enabling Empire to offer customers a broad portfolio of fuel brands and security of supply.

Trends Impacting Our Business

We operate within the large and growing U.S. convenience store industry. According to National Association of Convenience Stores, the U.S. convenience store industry has grown in-store sales from $182.4 billion in 2009 to $251.9 billion in 2019, which represents a combined annual growth rate (“CAGR”) of 3.3%. Pretax income for the industry also grew from $4.8 billion in 2009 to $11.9 billion in 2019, representing a CAGR of 9.5%.

The U.S. convenience store industry remains highly fragmented, with the 10 largest convenience store retailers accounting for less than 20% of the store base in the United States in 2020. 7-Eleven, Inc., the largest operator of convenience stores in the U.S., recently announced the acquisition of the Speedway chain of convenience stores and, assuming completion of that transaction, it is expected to control approximately 9% of the industry’s store count. Total convenience store count decreased by 1.6% to 150,274 in 2020 compared to 2019, of which 92,169 stores were single-store operators, which saw a decline of 3.1% in 2020 compared to 2019.

We have achieved strong store growth over the last several years, primarily by implementing a highly successful acquisition strategy. From 2013 through 2020, we completed 18 acquisitions. As a result, our site count, including retail and wholesale, has grown from 320 sites in 2011 to 2,944 sites as of December 31, 2020. These strategic acquisitions have had, and we expect will continue to have, a significant impact on our reported results and can make period to period comparisons of results difficult. We completed one significant acquisition in 2020 – the acquisition of the business of Empire. The Empire Acquisition added to our business the direct operation of 84 convenience stores and the supply of fuel to 1,453 independently operated fueling stations in 30 states and the District of Columbia. With our achievement of significant size and scale, we have added an additional focus of organic growth, including implementing company-wide marketing and merchandising initiatives, which we believe will result in significant value accretion to all the assets we have acquired. We believe that this complementary strategy will help further our growth through both acquisitions and organically and improve our results of operations.  We also plan to pursue accretive opportunities that will help execute our overall strategy.

There is an ongoing trend in the convenience store industry focused on increasing and improving in-store foodservice offerings, including fresh foods, quick service restaurants and proprietary food offerings. We believe consumers may be more likely to patronize convenience stores that include such new and improved food offerings, which may also lead to increased inside merchandise sales or fuel sales for such stores. Although our foodservice sales have been negatively impacted during the COVID-19 pandemic, we believe this trend will reverse when the effects of the pandemic subside.  Our current foodservice offering primarily consists of hot and fresh foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We have historically relied upon a limited number of franchised quick service restaurants and in-store delis to drive customer traffic rather than other foodservice offerings. As a result, we believe that our under-penetration of foodservice presents an opportunity to expand foodservice offerings and margin in response to changing consumer behavior. In addition, we believe that continued investment in new technology platforms and applications to adapt to evolving consumer eating preferences, including contactless checkout, order ahead service, and delivery, will further drive growth in profitability.

Our operations are significantly impacted by the retail fuel margins we receive on gallons sold. While we expect our same stores fuel sales volumes to remain stable over time, even though they were recently impacted by COVID-19, and the fuel margins we realize on those sales to remain stable, these fuel margins can change rapidly as they are influenced by many factors, including: the price of refined products; interruptions in supply caused by severe weather; severe refinery mechanical failures for an extended period of time; and competition in the local markets in which we operate.

The cost of our main products, gasoline and diesel, is greatly impacted by the wholesale cost of fuel in the United States. We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower fuel margins when the cost of fuel is increasing gradually over a longer period and higher fuel margins when the cost of fuel is declining or more volatile over a shorter period of time. Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which tends to reduce our fuel sales volumes.

We also operate in a highly competitive retail convenience market that includes businesses with operations and services that are similar to those that are provided by us. We face significant competition from other large chain operators. In particular, large convenience store chains have increased their number of locations and remodeled their existing locations in recent years, enhancing their competitive position. We believe that convenience stores managed by individual operators who offer branded or non-branded fuel are also significant competitors in the market. The convenience store industry is also experiencing competition from other retail sectors including grocery stores, large warehouse retail stores, dollar stores and pharmacies.

The U.S. convenience store industry has proven to be recession resilient, as demonstrated by the designation of convenience stores as essential businesses during the statewide shutdowns associated with the COVID-19 pandemic. Furthermore, as consumers grew wary of visiting comparatively high-touch grocery stores during the pandemic, convenience stores drew more “fill-in” visits for various food and other grocery items. We believe that convenience retail is a dynamic industry that flexes and evolves with changing consumer preference and will continue to do so as a result of the COVID-19 pandemic.

We believe that we will continue to benefit from several key industry trends and characteristics, including:

•	Continued opportunities to compete more effectively and grow through acquisitions as a result of industry fragmentation and ongoing consolidation trend;
•

Increasing size of retail stores, specifically supermarkets and large format hypermarkets, driving consumers to small box retailers, such as convenience stores, to meet their demand for speed and convenience in daily shopping needs;

•

Changing consumer demographics, shopping habits and eating patterns as a result of the continually evolving COVID-19 pandemic will require convenience store operators to alter foodservice and product offerings inside the store and this presents an opportunity as we expand foodservice offerings to meet changing consumer preferences;

•

While consumption of cigarettes, a major product category for convenience store retailers, has declined nationwide, U.S. convenience store industry in-store sales and profits have continued to increase as retailers shift offerings to higher margin products, such as other tobacco products, packaged and dispensed beverages and foodservice;

•

U.S. national fuel margin is trending higher from an average of 17.1 cents per gallon from 2009 through 2013 to an average of 22.2 cents per gallon from 2014 through 2019, increasing to an average of 35.2 cents per gallon in 2020 (OPIS Retail Year in Review)—a result of large fuel suppliers exiting the convenience store market as well as operators pricing more rationally to recuperate gradually increasing operating costs and declining tobacco sales;

•	Continued investment in new technology platforms and applications to adapt to new consumer preferences including speed of convenience, contactless and order ahead service, and delivery; and
•	Recession resilient nature of the industry as demonstrated by strong sector performance during the 2001 Dot Com Recession, the 2007—2009 Great Recession and the 2020 COVID-19 Recession.

Total U.S. Convenience Store Operators1

Rank	Company / Chain	U.S. Store Count

1		9,364	6.1%

2		5,933	3.9%

3		3,900	2.6%

4		2,181	1.4%

5		1,679	1.1%

6		1,489	1.0%

7		1,330	0.8%

8		1,017	0.7%

9		942	0.6%

10		880	0.6%

n/a	Others	124,063	81.2%

[1]

According to CSP Daily News’ “Top 202 Convenience Stores 2020”; includes only company-operated locations based on 2019 store counts with the exception of ARKO, the date for which is based on 2020 store counts.

Competitive Strengths

We believe that the following competitive strengths differentiate us from our competitors and contribute to our continued success:

Leading industry consolidator with a proven track record of integrating acquisitions and generating strong returns on capital. We are one of the largest and most active consolidators in the highly-fragmented convenience store industry. Between January 1, 2013 and December 31, 2020, we completed 18 acquisitions, expanding our retail store count approximately 4.2x. As an experienced acquiror, we have demonstrated the ability to generate strong returns on capital and meaningfully improve target performance post-integration through operating expertise and economies of scale. We believe that continued scale advantage has enabled us to become a formidable industry player, enhanced our competitiveness, and positioned us as an acquirer of choice within the industry. We also believe that the recently consummated Empire Acquisition will allow us to grow our wholesale channel by acquiring supply contracts from independent operators in addition to retail convenience store and wholesale fuel portfolios and will enhance our cash flow profile and diversification.

Leading Market Position in Highly Attractive, Diversified and Contiguous Markets. As of December 31, 2020, our network consists of approximately 2,950 locations across 33 states and the District of Columbia. We are well diversified across geographies in the Midwest, Southeast, Mid-Atlantic, Southwest and Northeast regions of the United States. We have traditionally acquired a majority of our stores in smaller towns with less concentration of national-chain convenience stores. We believe that our focus on secondary and tertiary markets allows us to preserve “local” brand name recognition and aligns local market needs with capital investment.

Entrenched Local Brands with Scale of Large Store Portfolio. As of December 31, 2020, we operated our stores under 17 regional brand names (which we consider to be “a Family of Community Brands”). Upon closing of an acquisition, rather than rebranding a group of stores, we have typically left the existing store name in place leveraging customer familiarity and loyalty associated with the local brand. We believe we benefit greatly from the established brand equity in our portfolio of store banners acquired over time. Our acquired brands have been in existence for an average of approximately 50 years and each brand, with its respective long-term community involvement, is highly recognizable to local customers. In addition, each individual store brand derives significant value from the scale, corporate infrastructure, and centralized marketing programs associated with our large store network. These benefits include:

•	Centralized merchandise purchasing and supply procurement programs;
•	Fuel price optimization and purchasing functions;
•	Common private label offerings;
•	Common loyalty program under the name fas REWARDS®;
•	Centralized environmental management and environmental practices; and
•	Common IT and point-of-sale platforms.

Retail/Wholesale Business Model Generates Stable and Diversified Cash Flow. We believe that our business model of operating both retail convenience stores and wholesale motor fuel distribution generates stable and diversified cash flows, providing us with advantages over many of our competitors. Unlike many smaller convenience store operators, we are able to take advantage of the combined fuel purchasing volumes to obtain attractive pricing and terms while reducing the variability in fuel margins. We believe that operating a wholesale business also provides strategic flexibility as we are able to convert certain lower performing company-operated sites to consignment agent and lessee-dealer trade channels. We believe that the benefits associated with our retail/wholesale strategy are significantly enhanced following the closing of the Empire Acquisition in October 2020.

Flexibility to Address Consumers Changing Needs. Despite our large size, we believe we are a nimble retail marketer with the ability to alter store offerings quickly in the face of changing consumer needs. Our ability to pivot is facilitated by our streamlined and efficient internal decision-making structure and process that allows for the rapid implementation of new initiatives. Our flexibility is complemented by deep relationships with a host of manufacturers and suppliers worldwide. By way of example, upon the onset of the COVID-19 pandemic, we were able to fully stock our stores with essential items, such as hand sanitizer, wipes and face masks, ahead of many of our competitors.

Real-time Fuel Pricing Analysis. Our fuel pricing software enables real-time insight into street-level pricing conditions across our entire portfolio and estimates demand impacts from various pricing alternatives. This allows us to rapidly make pricing decisions intended to satisfy gallon and gross profit targets. Many of our competitors are smaller operators which lack this visibility into their fuel pricing strategies and as a result forego opportunities to optimize total fuel margin.

Robust Embedded Growth Opportunities, Including a Platform-Wide Store Refresh Program. Our primary growth strategy has historically been strategic acquisitions in contiguous and attractive markets. As a result of our significant scale and access to capital, we are also focusing on a platform-wide store refresh program that we believe can generate improved returns from acquired assets. Additional embedded growth levers include improving an existing loyalty program, expanding foodservice offerings in-line with recent consumer preferences, the expansion of gaming at select locations, and the expansion of private label.

Experienced Management with Significant Ownership. Our management team, led by Arie Kotler, our Chairman, President and Chief Executive Officer, has a strong track record of revenue growth and profitability improvement. Arie Kotler purchased control of GPM in 2011, when it directly operated and supplied fuel to 320 stores and had revenues of approximately $1.2 billion. We have a deep and talented management team across all facets of our operations and have added leaders in key positions intended to enable continued business growth.  Our management team has an average tenure with GPM and in the convenience store industry of 15 years and 22 years, respectively. Arie Kotler is our largest individual stockholder, currently owning approximately 17% of our issued and outstanding shares of common stock.

Strong Balance Sheet with Capacity to Execute Growth Strategy. As of December 31, 2020, we had significant cash on our balance sheet and capacity available under existing lines of credit. In addition, we generally finance inventory purchases on customary trade credit terms, which is aided by relatively quick inventory turnover, enabling us to manage the business without large amounts of cash and working capital. As a result of these financial resources, we believe that we will have ample financial flexibility to execute on our growth strategy.

Growth Strategy

We believe that we have a significant opportunity to increase our sales and profitability by continuing to execute our operating strategy, growing our store base in existing and contiguous markets through acquisitions, and enhancing the performance of current stores. With our achievement of significant size and scale, we believe that our refocused organic growth strategy, including implementing company-wide marketing and merchandising initiatives, will add significant value to the assets we have acquired. We believe that this complementary strategy will help further enhance our growth and results of operations. We expect to use a portion of the cash available to us to fund our growth strategy. Specific elements of our growth strategy include the following:

Pursue Acquisitions in Existing and Contiguous Markets. We have completed 18 acquisitions in the last eight years, adding approximately 1,200 retail stores and approximately 1,500 dealer locations. We believe that our acquired locations combined with our scalable infrastructure represents a strong platform for future growth through acquisitions and organic growth within the highly fragmented convenience store industry. With approximately 70% of the convenience store market composed of chains with 50 or fewer locations as of 2019, we believe that there is ample opportunity to continue to consolidate. We have traditionally acquired a majority of our stores in smaller towns with less concentration of national-chain convenience stores.  Approximately 40% of all our retail stores are in cities with populations of fewer than 20,000 people.  Additionally, approximately 18% of all retail stores are in cities with populations between 20,000 and 50,000 people.  We believe that our focus on secondary and tertiary markets allows us to preserve “local” brand name recognition and align local market needs with capital investment. We have established a dedicated in-house M&A team that focuses on identifying, closing and integrating acquisitions. We have a highly actionable pipeline of potential targets, and we currently focus on existing and contiguous markets where demographics and overall market characteristics are similar to our existing markets. In addition, we believe that our unique retail/wholesale business model provides us with strategic flexibility to acquire chains with both retail and dealer locations. The acquisition of Empire’s business in October 2020 added significant scale to our wholesale fuel channel in terms of fuel gallons sold and materially increased our footprint to include 10 new states and the District of Columbia. We believe that our acquisition of Empire will also enable us to grow through the acquisition of supply contracts with independent dealers.

Store Remodel Opportunity. In addition to acquisitions, we believe that we have an expansive, embedded remodel opportunity within our existing store base. We have driven significant synergies from acquisitions but have yet to further optimize the performance of certain stores we have purchased. Based on traffic counts, local demographic information and internal analyses, we have identified nearly 700 stores as potential candidates for remodel, and we currently anticipate remodeling approximately 360 sites over the next three to five years. Although highly dependent on store size and format, a store remodel would typically include improvements to overall layout and flow of the store, an expanded foodservice and grab-n-go offering, updated equipment, beer caves, remodeled and upgraded restrooms, flooring and lighting, checkouts and an interior and exterior upgrade to give the store a more recognizable feel across the network (our “Family of Community Brands”) and generate a more enticing experience for the consumer. Our goal is to generate pre-tax returns on investment of at least 20% on store investments. While we will continue to prioritize acquisitions and our store remodel program, we will consider opportunistic new store builds to further accelerate growth.

Enhanced Marketing Initiatives. We plan to continue to pursue numerous in-store sales growth and margin enhancement opportunities that exist across our expansive footprint. The initiatives we are currently evaluating include, among others:

•	enhanced customer relationship-focused loyalty program and associated promotional events associated with the November 2020 launch of a revised program;
•	enhanced store planogram and product mix optimization with customer centric data-driven placement of top-selling SKUs across all categorizes with select regional customization;
•	expansion of delivery in approximately 600 stores;
•	expansion of freezers in approximately 650 stores and grab-n-go coolers in approximately 525 stores; and
•	expansion of our high margin private label offering in the stores.

Foodservice Opportunity. Our current foodservice offering primarily consists of hot and fresh foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We offer a value food menu consisting of items such as hot dogs and chicken sandwiches.  We have historically relied upon a limited number of franchised quick service restaurants and in-store delis to drive customer traffic rather than other foodservice offerings. As a result, we believe that our under-penetration of foodservice presents an opportunity to expand foodservice offerings and margin in response to changing consumer behavior. In addition, we believe that continued investment in new technology platforms and applications to adapt to evolving consumer eating preferences, including contactless checkout, order ahead service, and delivery will further drive growth in profitability.

Store Portfolio Optimization. We continually review any underperforming retail sites for opportunities to improve store performance, switch to dealer channels, or to sell these sites outright. If we do not believe that investments in store offerings or appearances are likely to provide adequate returns on capital, retail sites can be converted to either lessee-dealer or consignment agent sites. After conversion, we receive rent from the tenant and typically enter into a long-term supply contract with the dealer, eliminating exposure to retail operations and store-level operating expenses. Alternatively, sites with higher and better alternative use potential may be sold.

Suppliers

We leverage both our relationships with major consumer packaged goods supplier partners and distributors such as Core-Mark and Grocery Supply Company, as well as more than 700 direct store delivery supplier distributors.

We purchase motor fuel primarily from large, integrated oil companies and independent refiners under supply agreements. In addition, we purchase unbranded fuel from branded and unbranded fuel suppliers to supply 151 unbranded fueling locations. As of December 31, 2020, approximately 88% of our retail fuel locations sold branded fuel. We sell branded fuel under the Valero®, Marathon®, BP® and Shell® brand names, plus several other brands. We are the largest distributor of Valero branded motor fuel on the U.S. East Coast and the third largest distributor of Valero branded motor fuel in the United States. In addition to driving customer traffic, we believe that our branded fuel strategy enables us to maintain a secure fuel supply.

Competition

We operate in a highly competitive retail convenience market, which includes businesses with operations and services that are similar to ours, primarily the sale of convenience items and motor fuels. We face significant competition from other large chain operators, such as: 7-Eleven; Circle K; Casey’s; Murphy USA; Quik Trip; Royal Farms; Sheetz; Speedway; and Wawa. In particular, large convenience store chains have expanded their numbers of locations and remodeled their existing locations in recent years, enhancing their competitive position. We believe that convenience stores managed by individual operators that offer branded or non-branded fuel are also significant competitors in the market. Often, operators of both chains and individual stores compete by selling unbranded fuel at lower retail prices relative to the market. We believe that the primary competitive factors influencing the retail segment are: site location; competitive prices; convenient access routes; the quality and configuration of the store and the fueling facility; the range of high-quality products and services offered; a convenient store-front; cleanliness; branded fuel; and the degree of capital investment in the store.

The convenience store industry is also experiencing competition from other retail sectors, including grocery stores, large warehouse retail stores, dollar stores and pharmacies. In particular, dollar stores (such as Family Dollar and Dollar General) and pharmacies (such as CVS and Walgreens) have expanded their product offerings to sell snacks, beer and wine and other products that have traditionally been sold by convenience stores, while grocery and large warehouse stores (such as Costco and Wal-Mart) have expanded their fuel offering adjacent to their stores.

We believe that the primary barriers to entry in this industry are the significant financial strength required to enter into agreements with suppliers of fuel products and competition from other fuel companies and retail chains.

The wholesale business is also competitive. Our wholesale segment competes with refiners that distribute their own products, as well as other independent third-party motor fuel distributors. Wholesale fuel distributors typically compete by offering shorter contract commitments, lesser collateral requirements and larger incentives to enter into contracts. We distribute fuel sourced from a number of major oil company suppliers which allows us to approach a wide variety of outside branded and unbranded dealers in order offer a variety of alternative supply arrangements.

In the wholesale segment, we supply fuel to third parties both at sites controlled by the third party and at sites controlled by us, either through ownership of the site or a long-term lease. In order to mitigate this competition, we typically offer the outside operators competitive pricing within the framework of our existing fuel supply agreements, such as those we have with Valero, BP, Shell, Marathon and ExxonMobil.

Government Regulation

Our operations are subject to numerous legal and regulatory restrictions and requirements at the federal, state and local levels. With regard to fuel, these restrictions and requirements relate primarily to the transportation, storage and sale of petroleum products, including stringent environmental protection requirements.  In our wholesale and GPMP segments, we are also subject to the Petroleum Marketing Practices Act (“PMPA”), which is a federal law that applies to the relationships between fuel suppliers and wholesale distributors, as well as between wholesale distributors and dealers, regarding the marketing of branded fuel. The law is intended to prevent the arbitrary or discriminatory cancellation, or non-renewal, of dealership agreements and stipulates limitations on the cancellation, or non-renewal, of agreements for distribution of branded fuel, unless certain conditions are satisfied.

With regard to non-fuel products, there are legal restrictions at the federal, state and local levels in connection with the sale of food, alcohol, cigarettes and other tobacco products, menu labeling, money orders, money transfer services, gaming, lottery, adult magazines and ephedrine. Also, regulatory supervision is exercised by health departments at the federal, state and local levels over the food products that are sold in our stores. With respect to data held by us, including credit card information and data related to loyalty customers, we are subject to federal, state and local requirements related to the possession, use and disclosure of personally identifiable information, including mandated procedures to be followed in the event a data breach were to occur.

We hold various federal, state, and local licenses and permits, some of which are perpetual, but most of which must be renewed annually. These include general business licenses, lottery licenses, licenses and permits in connection with the sale of cigarettes, licenses in connection with the operation of gaming machines, licenses in connection with the sale of alcoholic drinks, licenses and permits that are required in connection with the sale of fuel, licenses that are required for the operation of convenience stores and licenses to sell food products.

EMV, which stands for Europay, MasterCard and Visa, is a global standard for credit cards that use computer chips to authenticate and secure chip-card transactions. The liability for fraudulent credit card transactions shifted from the credit card processor to us in October 2015 for transactions processed inside the convenience stores (although due to the unavailability of the correct software from branded fuel suppliers, certain of such suppliers have retained specified associated liabilities) and will shift to us in April 2021 for transactions at the fuel dispensers. We have upgraded all of our inside point-of-sale machines to be EMV-compliant, and, in connection with incentive funds provided by fuel suppliers, we are actively upgrading our fuel dispensers to be EMV-compliant at the fuel dispenser with approximately 30% of retail locations completed as of December 31, 2020.  Both due to the unavailability of the correct software from branded fuel suppliers and the required time and cost necessary to upgrade each site, we do not expect to upgrade all of our sites prior to April 2021, but anticipate being substantially complete by the end of 2022.  Accordingly, we may be subject to liability for fraudulent credit card transactions processed at fuel dispensers. We do not believe that this will expose us to material liability.

Our operations are subject to federal and state laws governing such matters as minimum wage, overtime, working conditions and employment eligibility requirements. Recently, proposals have emerged at local, state and federal levels to increase minimum wage rates.

We are subject to local, state and federal laws and regulations that address our properties and operations, including, without limitation the transportation, storage and sale of fuel, which have a considerable impact on our operations, including compliance with the requirements and regulations of the U.S. Environmental Protection Agency (“EPA”) and comparable state counterparts. We are required to comply with the following regulations, among others:

•

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) and comparable state and local laws, which imposes strict, and under certain circumstances, joint and several, liability, without regard to fault, on the owner and operator as well as former owners and operators of properties where a hazardous substance has been released into the environment, including liabilities for the costs of investigation, removal or remediation of contamination and any related damages to natural resources.

•

The Resource Conservation and Recovery Act (“RCRA”) gives EPA the authority to control hazardous waste from the “cradle-to-grave.” This includes the generation, transportation, treatment, storage, and disposal of hazardous waste. RCRA also address environmental problems that could result from underground tanks storing fuel and other hazardous substances.

•

The Clean Air Act (“CAA”) and comparable state and local laws which imposes requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process. Under the CAA and comparable state and local laws, permits are typically required to emit regulated air pollutants into the atmosphere.

•

The federal Occupational Safety and Health Act (“OSHA”) provides protection for the health and safety of workers. In addition, OSHA’s hazard communication standards require that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens.

The EPA, and several states, have established regulations concerning the ownership and operation of underground fuel storage tanks (“UST”), the release of hazardous substances into the air, water and land, the storage, handling disposal and transportation of hazardous materials, restrictions on exposure to hazardous substances and maintaining safety and health of employees who handle or are exposed to such substances. In addition, we are subject to regulations regarding fuel quality and air emissions.

We are committed to compliance with all applicable environmental laws and regulations. We allocate a portion of our capital expenditure program to compliance with environmental laws and regulations and such capital expenditures were approximately $5.6 million for the year ended December 31, 2020, and we anticipate expenditures of approximately $3 million for the year ending December 31, 2021. Our environmental department maintains direct interaction with federal, state and local environmental agencies for each state in which we operate. As part of our environmental risk management process, we engage environmental consultants and service providers to assist in analyzing our exposure to environmental risks by developing remediation plans, providing other environmental services, and taking corrective actions as necessary.

Human Capital Resources

As of December 31, 2020, we employed 10,380 employees, with 9,394 employed in our stores and 986 in corporate and field management positions. As of December 31, 2020, none of our employees were represented by a labor union or have terms of employment that are subject to a collective bargaining agreement. We consider our relationships with our employees to be good and have not experienced any work stoppages. We value our employees and believe that employee development and training are key elements of our effective performance.

We dedicate significant resources to the training and development of our store employees. We offer training based on our employees’ specific job requirements and employee levels through the use of training modules and on-the-job training conducted by store managers or regional trainers. Trainings vary based on employee level, but generally focus on topics such as customer service, safety, environmental issues and regulations, as well as our operations and policies. We have developed training centers for new employees at our regional offices. When acquiring new sites, the training of new store managers is conducted by our experienced store managers. We have also developed designated training programs for Store Manager Trainees, Assistant Managers, Maintenance Technicians and Food Service Managers. We have developed, and continue to refine, additional training programs for store and district managers, focusing on leadership and other “soft skills.”

The annual turnover rate of our store employees was approximately 120% in 2020. We believe factors that partially influence our employee turnover are the prevailing wage rates in the markets in which we operate and the demanding nature of our employee’s jobs. We seek to promote employee retention by providing attractive employee benefits and by granting retention and other bonus opportunities to our employees based on their respective roles.

Intellectual Property

We use a variety of measures, such as trademarks and trade secrets, to protect our intellectual property. We also place appropriate restrictions on our proprietary information to control access and prevent unauthorized disclosures as a key part of our broader risk management strategy.

We own many trademarks that are registered with the United States Patent and Trademark Office, including: “E-Z Mart®,” “fas fuel®,” “fas mart®,” “fas REWARDS®,” “Scotchman®,” “shore stop®” and “Village Pantry®.”

In addition, we have a license to use various trademarks within the framework of our field of activities for the supply of branded fuels, including, “ExxonMobil,” “Marathon,” “BP,” “Shell” and “Valero,” where the usage rights in those commercial names have been extended to us within the framework of agreements for the purchase of fuels from those suppliers. In the fast food field, we have a license to use the “Taco Bell,” “Subway,” “Blimpies,” “Dairy Queen,” “Hunts Brothers,” “Hot Stuff,” “Noble Romans,” “Krystal’s,” “Dunkin’” and “Godfathers” commercial names at our applicable franchised or licensed outlets. We also have a license to use the “Jetz” brand name for certain of our convenience stores in Wisconsin.

Use of our Website and Social Media to Distribute Material Company Information

We use our website as a channel of distribution for important Company information. We routinely post on our website important information, including press releases, investor presentations and financial information, which may be accessed by clicking on the News & Events, Company Info and Governance sections of www.arkocorp.com. We also use our website to expedite public access to time-critical information regarding our Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the News & Events, Company Info and Governance sections of our website for important and time-critical information. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when certain new information is made available on our website.  Information contained on, or accessible through, our website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K.

Additionally, we intend to use Twitter to distribute Company information, and you can follow us on our Twitter feed (@ARKOInvestors).  We encourage investors, the media and other interested parties to review the information we post on our website and on Twitter, together with the information we file with the SEC and announce via press releases, conference calls and webcasts.

ITEM 1A.	RISK FACTORS.

You should carefully consider the risks described below, as well as other information contained in this report, including the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, results of operations, financial condition, and cash flows.

Risks Related to Our Business and Industry

Changes in economic conditions and consumer confidence in the U.S. could materially adversely affect our business.

Our operations and the scope of services we provide are affected by changes in the macro-economic situation in the United States, which has a direct impact on consumer confidence and spending patterns. A number of key macro-economic factors, such as rising interest rates, inflation and unemployment, could have a negative effect on consumer habits and spending, and lead to lower demand for fuel and other products sold at our convenience stores and gas stations. Significant negative developments in the macro-economic environment in the United States could have a material adverse effect on our business, financial condition and results of operations.

If we do not make acquisitions on economically acceptable terms, our future growth may be limited. Furthermore, any acquisitions we complete are subject to substantial risks that could result in losses.

Our ability to grow depends substantially on our ability to make acquisitions. We intend to expand our retail business and dealer distribution network through acquisitions. However, we may be unable to take advantage of accretive opportunities for any of the following reasons:

•	We are unable to identify attractive acquisition opportunities or negotiate acceptable terms for acquisitions;
•	We are unable to reach an agreement regarding the terms of pursued acquisitions;
•	We are unable to raise financing for such acquisitions on economically acceptable terms;
•	We may be limited in sites we can acquire and certain acquisitions may require divestitures prior to completion due to anti-trust regulations; or
•	We are outbid by competitors.

If we are unable to make acquisitions, our future growth will be limited. In addition, if we complete any future acquisitions, our capitalization and results of operations may change significantly. We may complete acquisitions, which, contrary to our expectations, ultimately prove to not be accretive. If any of these events were to occur, our future growth would be limited.

We may make acquisitions that we believe are beneficial, which ultimately result in negative financial consequences. Any acquisition involves potential risks, including, among other things:

•	We may not be able to successfully integrate the businesses we acquire;
•	We may not be able to achieve the anticipated synergies and financial improvements from the acquired businesses;
•	We may not be able to retain key locations from the acquired businesses;
•	We may be unable to discover material liabilities of businesses that we acquire;
•	Acquisitions may divert the attention of senior management from focusing on our day-to-day operations;
•	We may experience a decrease in liquidity resulting from our use of a significant portion of cash available for investment or borrowing capacity to finance acquisitions;
•	Substantial investments in financial controls, information systems, management resources and human resources may be required in order to support future growth; and
•	We may have difficulties in obtaining the required approvals, permits, licenses and consents for the acquired sites.

We may be unable to successfully integrate Empire’s operations or otherwise realize the expected benefits from the Empire Acquisition, which could adversely affect the expected benefits from the Empire Acquisition and our results of operations and financial condition.

The Empire Acquisition involves the integration of the business of two companies that have previously operated independently. The difficulties of combining the operations of the two businesses include:

•	integrating personnel with diverse business backgrounds;
•	converting customers to new systems; and
•	combining different corporate cultures.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business, and the loss of key personnel. The diversion of management’s attention and any delay or difficulty encountered in connection with the integration of the two companies’ operations could have an adverse effect on our business and results of operations.

The success of the Empire Acquisition will depend, in part, on our ability to realize the anticipated benefits from combining Empire’s business with ours. If we are unable to successfully integrate Empire, the anticipated benefits of the Empire Acquisition may not be realized fully or may take longer to realize than expected. For example, we may fail to realize the anticipated increase in earnings anticipated to be derived from the Empire Acquisition. In addition, as with any acquisition, a significant decline in asset valuations or cash flows may also cause us not to realize expected benefits.

Our future growth depends on our ability to successfully implement our organic growth strategy, a major part of which consists of remodeling our convenience stores.

A major part of our organic growth strategy consists of remodeling our convenience stores in order to improve customers’ shopping experience by offering high-quality, convenient and efficient facilities. Such large-scale remodeling projects entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and non-availability of construction equipment. Such risks, in addition to potential difficulties in obtaining any required licenses and permits, could lead to significant cost increases and substantial delays in the opening of the remodeled convenience stores. Historically, we have not previously undertaken such large-scale remodeling projects. Accordingly, there can be no assurance that we will be able to achieve our growth targets by successfully implementing this strategy.

Significant changes in current consumption of and regulations related to tobacco and nicotine products could materially adversely affect our business.

Tobacco and nicotine products, which accounted for approximately 18% of our total revenues for the year ended December 31, 2020, are a significant revenue source for us. Significant increases in wholesale cigarette prices, current and future tobacco legislation, including restrictions or bans on flavored tobacco products, national, state and local campaigns to discourage smoking, reductions in manufacturer rebates for the purchase of tobacco products and increases in taxes on cigarettes and other tobacco products could have a material adverse effect on the demand for tobacco products and, in turn, on our financial condition and results of operations.

Our financial condition and results of operations are influenced by changes in the wholesale prices of motor fuel, which may materially adversely impact our sales, customers’ financial condition and the availability of trade credit.

During the fiscal year ended December 31, 2020, fuel sales were approximately 60% of our total revenues and 44% of our combined fuel and merchandise margin, each of which will increase as a result of the acquisition of the business of Empire. Historically, we have not carried retail fuel inventory on hand for more than nine days in the ordinary course of our business and have not engaged in hedging transactions. Our operating results are influenced by prices for motor fuel, variable retail margins and the market for such products. Crude oil and domestic wholesale motor fuel markets are volatile. General political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East, Russia, Africa and South America, could significantly affect crude oil supplies and wholesale fuel prices. Significant increases and volatility in wholesale fuel prices could result in substantial increases in the retail price of motor fuel products, lower fuel gross margin per gallon, lower demand for such products and lower sales to consumers and dealers. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our financial condition and results of operations. Increases in fuel prices compress retail fuel margin because fuel costs typically increase faster than retailers are able to pass them along to customers. In addition, when prices for motor fuel rise, some of our dealers may have insufficient credit to purchase motor fuel from us at their historical volumes. Furthermore, when motor fuel prices decrease, so do prompt payment incentives, which are generally calculated as a percentage of the total purchase price of the motor fuel distributed. Additionally, because the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump result in higher credit card expenses. These additional fees increase operating expenses.  Finally, higher prices for motor fuel may reduce our access to trade credit or worsen the terms under which such credit is available to us, which could have a material adverse effect on our financial condition and results of operations.

Significant changes in demand for fuel-based modes of transportation could materially adversely affect our business.

The road transportation fuel and convenience business is generally driven by consumer preferences, growth of road traffic and trends in travel and tourism. A number of automotive, industrial and power generation manufacturers are developing more fuel-efficient engines, hybrid engines and alternative clean power systems. In 2020, hybrid and electric vehicles accounted for approximately 2.0% of all automotive sales in the United States. A number of key factors could impact current customer behavior and trends with respect to road transportation and fuel consumption. These include new technologies providing increased access to non-fuel dependent means of transportation, legislation and regulations focused on fuel efficiency and lower fuel consumption, and the public’s general approach with regard to climate change and the effects of greenhouse gas emissions. Significant developments in any of the above-listed factors could lead to substantial changes in the demand for petroleum-based fuel and have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive industry characterized by low entry barriers.

We compete with other convenience stores, gas stations, large and small food retailers, quick service restaurants and dollar stores. Since all such competitors offer products and services that are very similar to those offered by us, a number of key factors determine our ability to successfully compete in the marketplace. These include the location of stores, competitive pricing, convenient access routes, the quality and configuration of stores and fueling facilities, and a high level of service. In particular, many large convenience store chains have expanded their number of locations and remodeled their existing locations in recent years, enhancing their competitive position. In addition, some of our competitors have greater financial resources and scale than us, which may provide them with competitive advantages in negotiating fuel and other supply arrangements. Our inability to successfully compete in the marketplace by continuously meeting customer requirements concerning price, quality and service level could adversely affect our business, financial condition and results of operations.

Negative events or developments associated with branded motor fuel suppliers could have a material adverse impact on our revenues.

The success of our operations is dependent, in part, on the continuing favorable reputation, market value and name recognition associated with the motor fuel brands sold at our gas stations and to dealers. An event which adversely affects the value of those brands could have a negative impact on the volumes of motor fuel we distribute, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We depend on four principal suppliers for the majority of our gross fuel purchases and two principal suppliers for merchandise. A failure by a principal supplier to renew its supply agreement, a disruption in supply or an unexpected change in supplier relationships could have a material adverse effect on our business.

For the fiscal year ended December 31, 2020, Valero Marketing and Supply Company (“Valero Marketing”) supplied approximately 21%, Marathon Petroleum Company LP (“Marathon Petroleum”) supplied approximately 17%, BP Products North America Inc. (“BP North America”) supplied approximately 14% and Equilon Enterprises LLC DBA Shell Oil Products US (“Shell”) supplied approximately 17% of our gross fuel purchases, respectively. Our supply agreement with Valero Marketing expires in March 2026, our supply agreement with Marathon Petroleum expires in June 2023, our supply agreement with BP North America expires in December 2022 and our supply agreement with Shell expires in August 2023. If any of Valero Marketing, Marathon Petroleum, BP North America or Shell elects not to renew its contracts with us, we may be unable to replace the volume of motor fuel we currently purchase from such supplier on similar terms or at all. We rely upon our suppliers to timely provide the volumes and types of motor fuels for which they contract. We purchase motor fuels from a variety of suppliers under term contracts. In times of extreme market demand or supply disruption, we may be unable to acquire enough fuel to satisfy the demand of our customers. Any disruption in supply or a significant change in our relationship with our principal fuel suppliers could have a material adverse effect on our business, financial condition and results of operations.

We depend on two major vendors, Core-Mark and Grocery Supply Company, to supply a majority of our in-store merchandise. A significant disruption or operational failure affecting the operations of Core-Mark or Grocery Supply Company could materially impact the availability, quality and price of products sold at our convenience stores and gas stations, cause us to incur substantial unanticipated costs and expenses, and adversely affect our business, financial condition and results of operations.

A portion of our revenue is generated under fuel supply agreements with independent dealers that must be renegotiated or replaced periodically. If we are unable to successfully renegotiate or replace these agreements, then our results of operations and financial condition could be adversely affected.

A portion of our revenue is generated under fuel supply agreements with independent dealers. As these supply agreements expire, they must be renegotiated or replaced. Our fuel supply agreements generally have an initial term of 10 years and, as of December 31, 2020, had a volume-weighted average remaining term of approximately 6.0 years. Our dealers have no obligation to renew their fuel supply agreements with us on similar terms or at all. We may be unable to renegotiate or replace our fuel supply agreements when they expire, and the terms of any renegotiated fuel supply agreements may not be as favorable as the terms of the agreements they replace. Whether these fuel supply agreements are successfully renegotiated or replaced is frequently subject to factors beyond our control. Such factors include fluctuations in motor fuel prices, a dealer’s ability to pay for or accept the contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our fuel supply agreements, or must renegotiate or replace them on less favorable terms, revenues from these agreements could decline and our results of operations and financial condition could be adversely affected.

The retail sale, distribution and storage of motor fuels is subject to environmental protection and operational safety laws and regulations that may expose us or our customers to significant costs and liabilities, which could have a material adverse effect on our business.

We and our facilities and operations are subject to various federal, state and local environmental, health and safety laws, and regulations. These laws and regulations continue to evolve and are expected to increase in both number and complexity over time and govern not only the manner in which we conduct our operations, but also the products we sell. For example, international agreements and national, regional, and state legislation and regulatory measures that aim to limit or reduce greenhouse gas emissions or otherwise address climate change are currently in various stages of implementation. There are inherent risks that increasingly restrictive environmental and other regulation could materially impact our results of operations or financial condition. Most of the costs of complying with existing laws and regulations pertaining to our operations and products are embedded in the normal costs of doing business. However, it is not possible to predict with certainty the amount of additional investments in new or existing technology or facilities, or the amounts of increased operating costs to be incurred in the future, to prevent, control, reduce or eliminate releases of hazardous materials or other pollutants into the environment; remediate and restore areas damaged by prior releases of hazardous materials; or comply with new or changed environmental laws or regulations. Although these costs may be significant to the results of operations, we do not presently expect them to have a material adverse effect on our liquidity or financial position. Accidental leaks and spills requiring cleanup may occur in the ordinary course of business. We may incur expenses for corrective actions or environmental investigations at various owned and previously owned facilities or leased or previously leased and at third-party-owned waste disposal sites used by us. An obligation may arise when operations are closed or sold or at non-company sites where company products have been handled or disposed of. Expenditures to fulfill these obligations may relate to facilities and sites where past operations followed practices and procedures that were considered acceptable at the time but may require investigative or remedial work or both to meet current or future standards.

We do not physically transport any of the motor fuels. Rather, third-party transporters distribute the motor fuels. The transportation of motor fuels by third-party transporters, as well as the associated storage of such fuels at locations including convenience stores, are subject to various federal, state and local environmental laws and regulations, including those relating to ownership and operation of underground storage tanks, the release or discharge of regulated materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to regulated materials, and the health and safety of employees dedicated to such transportation and storage activities. These laws and regulations may impose numerous obligations and restrictions that are applicable to motor fuels transportation and storage and other related activities, including acquisition of, or applications for, permits, licenses, or other approvals before conducting regulated activities; restrictions on the quality and labeling of the motor fuels that may be sold; restrictions on the types, quantities and concentration of materials that may be released into the environment; required capital expenditures to comply with pollution control requirements; and imposition of substantial liabilities for pollution or non-compliance resulting from these activities. Numerous governmental authorities, such as the U.S. Environmental Protection Agency (the “EPA”), and analogous state agencies, have the power to monitor and enforce compliance with these laws and regulations and the permits, licenses and approvals issued under them, including fines, which can result in increased pollution control equipment costs or other actions. Failure to comply with these existing laws and regulations, or any newly adopted laws or regulations, may trigger administrative, civil or criminal enforcement measures, including the assessment of monetary penalties or other sanctions, the imposition of investigative, remedial or corrective action obligations, the imposition of additional compliance requirements on certain operations or the issuance of orders enjoining certain operations. Moreover, the trend in environmental regulation is for more restrictions and limitations on activities that may adversely affect the environment, the occurrence of which may result in increased costs of compliance.

Where releases of motor fuels or other substances or wastes have occurred, federal and state laws and regulations require that contamination caused by such releases be assessed and remediated to meet applicable clean-up standards. Certain environmental laws impose strict, joint and several liability for costs required to clean-up and restore sites where motor fuels or other waste products have been disposed or otherwise released. The costs associated with the investigation and remediation of contamination, as well as any associated third-party claims for damages or to impose corrective action obligations, could be substantial and could have a material adverse effect on us or our customers who transport motor fuels or own or operate convenience stores or other facilities where motor fuels are stored.

For more information on potential risks arising from environmental and occupational safety and health laws and regulations, please see “Business—Government Regulation.”

Business disruption and related risks resulting from the outbreak of COVID-19 could have a material adverse effect on our business and results of operations.

In December 2019, Chinese officials reported a novel coronavirus (“COVID-19”) outbreak. COVID-19 has since spread throughout the world, leading the World Health Organization to declare on March 11, 2020, that COVID-19 reached the magnitude of a global pandemic. The rapid spread of COVID-19 throughout the U.S. led federal, state and local governments to take significant steps in an attempt to reduce exposure to COVID-19 and control its negative effects on public health and the U.S. economy. Such governmental measures remain ongoing. The ultimate duration and severity of COVID-19 remain uncertain, however, a substantial and continuous deterioration in the business environment in the United States could have a material adverse effect on our business, financial condition and results of operations, including:

•

Significant reductions or volatility in demand for products sold at our convenience stores and gas stations due to substantially lower customer traffic resulting from travel restrictions, social distancing measures, and more people working and studying virtually;

•	Significant disruptions, or even a complete shutdown, of some or all of our operations as a result of government-imposed restrictions on customers and/or employees;
•

Temporary or long-term disruptions to our supply chain in connection with the pandemic’s impact on our network of suppliers and distributors, significantly impacting the quality, variety and pricing of merchandise sold at our sites;

•	Limitation on employee availability and restrictions on the sale and pricing of certain products;
•	Cost to comply with constantly evolving laws and regulations related to COVID-19, including additional cleaning and protective equipment for employees;

•	Store closures and reduction of store capacity because of local outbreaks of COVID-19 resulting in reduced sales of merchandise and fuel;
•	Significant delays in the import of certain products, including essential products expected to sell at an increased volume in connection with COVID-19;
•	Changes to our competitors’ service offerings, including delivery and drive-through options, which we offer on a limited basis; and
•	Reduced value of newly acquired stores as they experience reduced sales compared to the time of acquisition.

Failure to comply with applicable laws and regulations could result in liabilities, penalties, costs, or license suspension or revocation that could have a material adverse effect on our business.

Our operations are subject to numerous federal, state and local laws and regulations, including regulations related to the sale of alcohol, tobacco, nicotine products, lottery/lotto products, other age-restricted products, operation of gaming machines, various food safety and product quality requirements, environmental laws and regulations, and various employment and tax laws. There have been, and we expect will continue to be, frequent changes and variation in local and state regulations in response to COVID-19, including the regulation of in-house dining and capacity restrictions, which vary by jurisdiction and locality. Currently, we have devoted substantial resources in order to comply with this changing regulatory environment and have implemented compliance protocols that vary based on local requirements and regulations, and expect this to continue as the regulatory environment continues to change.

Our violation of, or inability to comply with, state laws and regulations concerning the sale of alcohol, tobacco, nicotine products, lottery/lotto products, other age-restricted products and operation of gaming machines could expose us to regulatory sanctions ranging from monetary fines to the revocation or suspension of our permits and licenses for the sale of such products. Such regulatory action could adversely affect our business, financial condition and results of operations. To the extent we are not able to provide such information because owners of our stock do not provide the necessary documentation to comply, we may have those licenses suspended or revoked.

Our failure to comply with applicable labor and employment laws pertaining to, among others, minimum wage, mandated healthcare benefits or paid time-off benefits could result in increased regulatory scrutiny, monetary fines and substantial costs and expenses related to legal proceedings.

Our business, particularly the operation of gas stations, and the storage and transportation of fuel products, is directly affected by numerous environmental laws and regulations in the United States pertaining, in particular, to the quality of fuel products, the handling and disposal of hazardous wastes and the prevention and remediation of environmental contaminations. Such laws and regulations are constantly evolving and have generally become more stringent over time. Our compliance with such evolving regulation requires significant and continuously increasing capital expenditures. Our business may also be (indirectly) affected by the adoption of environmental laws and regulations intended to address global climate change by limiting carbon emissions and introducing more stringent requirements for the exploration, drilling and transportation of crude oil and petroleum products. Increasingly wide-spread implementation of such laws and regulations may lead to a significant increase in the cost of petroleum-based fuels and, in turn, lower demand for road transportation fuel. Our failure to comply with applicable environmental laws and regulations, or a significant contamination at one of our sites requiring remediation of contaminated soil and groundwater on a large scale, could expose us to substantial fines and penalties, as well as administrative, civil and criminal charges, all of which could have a material adverse effect on our business, reputation, financial condition and results of operations.

We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, fuel excise taxes, sales and use taxes, payroll taxes, franchise taxes, property taxes and tobacco taxes. Many of these tax liabilities are subject to periodic audits by the respective taxing authorities. Substantial changes or reforms in the current tax regime could result in increased tax expenses and potentially have a material adverse effect on our financial condition and results of operations.

The failure to recruit or retain qualified personnel could materially adversely affect our business.

We are dependent on our ability to recruit and retain qualified individuals to work in and manage our convenience stores, and our operations are subject to federal and state laws governing such matters as minimum wages, overtime, working conditions and employment eligibility requirements. Economic factors, such as a decrease in unemployment and an increase in mandatory minimum wages at the local, state and federal levels and social benefits, could have a material impact on our results of operations if we are required to significantly increase wages and benefits expenditures in order to attract and retain qualified personnel. Additionally, the ongoing impact of the COVID-19 pandemic could impact our ability to recruit and retain qualified personnel.

Unfavorable weather conditions could adversely affect our business.

Weather conditions have a significant effect on our sales, as retail customer transactions in higher profit margin products generally increase when weather conditions are favorable. Consequently, our results are seasonal, and we typically earn more during the warmer second and third quarters of the year. In addition, severe weather phenomena, such as hurricanes, may adversely affect our results of operations and could result in significant damage to our gas stations, convenience stores and infrastructure, potentially resulting in substantial costs and expenses. Temporary or long-term disruptions to our supply chain in connection with unfavorable weather conditions could impact our network of suppliers and distributors, significantly impacting the quality, variety and pricing of merchandise sold at our sites.

We may be held liable for fraudulent credit card transactions on our fuel dispensers.

Europay, MasterCard and Visa, or EMV, is a global standard for credit cards that uses computer chips to authenticate and secure chip-card transactions. The liability for fraudulent credit card transactions shifted from the credit card processor to us in October 2015 for transactions processed inside the convenience stores (although due to the unavailability of the correct software from branded fuel suppliers, certain of such suppliers have retained certain associated liabilities) and will shift to us in April 2021 for transactions at the fuel dispensers. We have upgraded all of our inside point-of-sale machines to be EMV-compliant, and, in connection with incentive funds provided by fuel suppliers, we are actively upgrading our fuel dispensers to be EMV-compliant at the fuel dispenser with approximately 30% of retail locations completed as of December 31, 2020. Both due to the unavailability of the correct software from branded fuel suppliers and the required time and cost necessary to upgrade each site, we do not expect to upgrade all of our sites prior to the end of 2022 and accordingly, may be subject to liability for fraudulent credit card transactions processed at fuel dispensers.

Significant disruptions of our information technology systems or breaches of our data security could materially adversely affect our business.

We rely on multiple information technology systems and a number of third-party vendor platforms (collectively, “IT Systems”) in order to run and manage its daily operations. Such IT Systems allow us to manage various aspects of our business and to provide reliable analytical information to our management. IT Systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of access to data and information, security breaches or other security incidents, and computer viruses or attacks. A serious, long-lasting disruption of our IT Systems could lead to the breakdown of critical operations and financial reporting systems, and have a material adverse effect on our business, reputation, financial condition and results of operation.

As a fuel and merchandise retailer, we collect and store large amounts of data on our network, including personal data from customers and other sensitive information concerning our employees, business partners and vendors. A breakdown or breach of our IT Systems could result in the unauthorized release of such personal and sensitive information. Although we have invested in measures to reduce these risks, it cannot guarantee that such measures will be successful in preventing compromise and/or disruption of our IT Systems and related data. An unauthorized release of personal data and other sensitive information resulting from a breakdown or breach of our IT Systems could expose us to significant costs and expenses, regulatory investigations and penalties, and potential lawsuits, all of which could have a material adverse effect on our reputation, financial condition and results of operations.

We depend on third-party transportation providers for the transportation of all of our motor fuel. Thus, a change of providers or a significant change in our relationship with these providers could have a material adverse effect on our business.

All of the motor fuel we distribute is transported from terminals to gas stations by third-party transportation providers. Such providers may suspend, reduce or terminate their obligations to us if certain events (such as force majeure) occur. A change of key transportation providers, a disruption or cessation in services provided by such providers or a significant change in our relationship with such providers could have a material adverse effect on our business, financial condition and results of operations.

Our operations present risks which may not be fully covered by insurance.

We carry comprehensive insurance against the hazards and risks underlying our operations. We believe our insurance policies are customary in the industry; however, some losses and liabilities associated with its operations may not be covered by our insurance policies. In addition, there can be no assurance that we will be able to obtain similar insurance coverage on favorable terms (or at all) in the future. Significant uninsured losses and liabilities could have a material adverse effect on our financial condition and results of operations. Furthermore, our insurance is subject to high deductibles. As a result, certain large claims, even if covered by insurance, may require a substantial cash outlay by us, which could have a material adverse effect on our financial condition and results of operations.

Our variable rate debt could adversely affect our financial condition and results of operations.

Certain of our outstanding term loans and revolving credit facilities bear interest at variable rates, subjecting us to fluctuations in the short-term interest rate. As of December 31, 2020, approximately 96% of our debt bore interest at variable rates. Consequently, significant increases in market interest rates would create substantially higher debt service requirements, which could have a material adverse effect on our overall financial condition, including our ability to service our indebtedness.

GPM’s credit facilities have substantial restrictions and financial covenants that may restrict GPM’s business and financing activities.

GPM depends on the earnings and cash flow generated by its operations in order to meet its debt service obligations. The operating and financial restrictions and covenants in GPM’s credit facilities, and any future financing agreements, may restrict GPM’s ability to finance future operations or expand GPM’s business activities. For example, GPM’s credit facilities restrict its ability to, among other things:

•	incur additional debt or issue guarantees;
•	incur or permit liens to exist on certain property;
•	make certain investments, acquisitions or other restricted payments;
•	modify or terminate certain material contracts; and
•	merge or dispose of all or substantially all of its assets.

In addition, the credit agreements governing GPM’s credit facilities contain covenants requiring GPM to maintain certain financial ratios. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information about GPM’s credit facilities.

GPM’s ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from operations and other events or circumstances beyond GPM’s control. If market or other economic conditions deteriorate, GPM’s ability to comply with these covenants may be impaired. If GPM violates any provisions of its credit facilities that are not cured or waived within the appropriate time periods provided in such credit facilities, a significant portion of GPM’s indebtedness may become immediately due and payable, and GPM’s lenders’ commitment to make further loans to GPM may terminate. GPM might not have, or be able to obtain, sufficient funds to make these accelerated payments.

If GPM were unable to repay the accelerated amounts, its lenders could proceed against the collateral granted to them to secure such debt. If the payment of GPM’s debt is accelerated, its assets may be insufficient to repay such debt in full, which could result in GPM’s insolvency.

The proposed phase out of the London Interbank Offered Rate (“LIBOR”) could adversely affect our results of operations and financial condition.

In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021, and subsequently extended the phase-out period until June 2023 for the majority of LIBOR rates. In 2019, the Financial Accounting Standards Board proposed guidance that would help facilitate the market transition from existing reference rates to alternative rates; however, there is currently no definitive information regarding the future use of LIBOR or a replacement rate. As of December 31, 2020, approximately 96% of our debt bore interest at variable rates.  Most of our credit agreements were entered into in 2019 and 2020. Such credit agreements include a mechanism pursuant to which the underlying interest rate shall be determined according to the alternative index replacing LIBOR, as customary in the market at the time. Since there is still great uncertainty in the market with respect to the elimination of LIBOR and the potential transition to a replacement rate, the impact of such changes on our future debt repayment obligations, results of operations and financial condition remains uncertain.

Risks Related to the Business as a Public Company

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We face increased legal, accounting, administrative and other costs and expenses as a public company.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we had not done previously. For example, we created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It was also more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand our business and achieve certain strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

We may not be able to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act.

We were not previously subject to Section 404 of the Sarbanes-Oxley Act. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those required of us prior to becoming a public company. Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”) requires that, beginning with the second annual report following the merger transaction through which we became a public company, management assess and report annually on the effectiveness of internal control over financial reporting and identify any material weaknesses in internal control over financial reporting. Additionally, Section 404(b) of the Sarbanes-Oxley Act (“Section 404(b)”) requires the independent registered public accounting firm to issue an annual report that addresses the effectiveness of internal control over financial reporting. We expect that our first Section 404(a) and 404(b) assessments will take place for our annual report for the year ending December 31, 2021. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that became applicable after becoming a public company. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our shares of common stock.

Risks Related to Our Organizational Structure

Our principal stockholders and management control us and their interests may conflict with yours in the future.

Our executive officers and directors and significant stockholders beneficially currently own approximately 67% of our outstanding voting stock. Each share of common stock entitles its holders to one vote on all matters presented to stockholders generally. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of our directors and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of the certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership. This concentration of ownership may delay or deter possible changes in control, which may reduce the value of an investment in the common stock. So long as they continue to own a significant amount of the combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

Our corporate structure includes Israeli subsidiaries that may have adverse tax consequences and expose us to additional tax liabilities.

Our corporate structure includes Israeli subsidiaries that file tax returns in Israel. Israeli tax authorities may challenge positions taken by such subsidiaries with respect to its tax returns. To the extent such a challenge is sustained, this could increase our worldwide effective tax rate and adversely impact our financial position and results of operations. In addition, tax law or regulations in Israel may be amended and Israeli tax authorities may change their interpretations of existing tax law and regulations such that we may be subject to increased tax liabilities, including upon termination or liquidation of its Israeli subsidiaries. We may face additional tax liabilities in transferring cash through our Israeli subsidiaries by means of dividends or otherwise to support us, primarily due to withholding tax requirements imposed pursuant to the provisions of the Israeli tax law (which may be reduced under the provisions of the Convention between the Government of the United States of America and the Government of Israel with respect to Taxes on Income), which could have a material adverse effect on our business, financial condition and results of operations.

We are required to comply with rules and regulations to satisfy our reporting obligations in connection with Arko Holdings’ Bonds (Series C) that trade on the TASE, and failure to comply with such rules may lead investors to lose confidence in Arko Holdings’ financial data, which could negatively impact us.

Arko Holdings is currently subject to the reporting requirements of the Israeli securities laws and the TASE so long as Arko Holdings’ Bonds (Series C) trade on the TASE.  Our failure to comply with such requirements may lead investors to lose confidence in Arko Holdings’ financial data, which could negatively impact us. We issued a notice of redemption with respect to the Bonds (Series C) on March 8, 2021 providing that such bonds will be fully redeemed on March 30, 2021 pursuant to the optional redemption provisions of the deed of trust governing the Bonds (Series C). Upon redemption, the Bonds (Series C) will cease to be listed on the TASE and Arko Holdings will cease to be a “Reporting Entity” under the Securities Law, 5728-1968, of the State of Israel.

Our amended and restated certificate of incorporation designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claim for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders; (3) any action asserting a claim pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws; or (4) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated certificate of incorporation further provides that unless we consent in writing to the selection of an alternative forum, the United States District Court in Delaware shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our amended and restated certificate of incorporation provides that any person or entity purchasing or otherwise acquiring any interest in shares of common stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

We recognize that the Delaware Forum Provision and the Federal Forum Provision in our amended and restated certificate of incorporation may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clauses in our amended and restated certificate of incorporation may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether courts in other jurisdictions will enforce the Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware may also issue different judgments than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Risks Related to Our Securities

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which is likely to negatively affect our business and the market price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in our implementation could cause us to fail to meet our reporting obligations. In addition, any testing conducted by us, or any testing conducted by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which is likely to negatively affect our business and the market price of our common stock.

We are required to comply with Section 404 of the Sarbanes-Oxley Act, which requires management to certify the effectiveness of its internal control over financial reporting. Section 404(a) requires that, beginning with our second annual report following the merger transaction, management assess and report annually on the effectiveness of its internal control over financial reporting and identify any material weaknesses in its internal control over financial reporting. Additionally, Section 404(b) requires the independent registered public accounting firm to issue a report annually that addresses the effectiveness of internal control over financial reporting. Our first Section 404(a) and 404(b) assessments are expected to take place for the annual report for the year ending December 31, 2021.

The market price and trading volume of our common stock may be volatile and could decline significantly.

The stock markets, including Nasdaq and the TASE, on which we list our common stock, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our common stock, the market price of our common stock may be volatile and could decline significantly. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the market price of our common stock as of the date of this Annual Report on Form 10-K. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•	the realization of any of the risk factors presented in this Annual Report on Form 10-K;
•	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;
•	additions and departures of key personnel;
•	failure to comply with the requirements of Nasdaq or the TASE;
•	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•	future issuances, sales or resales, or anticipated issuances, sales or resales, of our common stock;
•	publication of research reports about us, our sites or the convenience store industry generally;
•	the performance and market valuations of other similar companies;
•	broad disruptions in the financial markets, including sudden disruptions in the credit markets;
•	speculation in the press or investment community or trends caused by internet forums;
•	as a result of investors taking advantage of any arbitrage opportunity arising from discrepancies between the price of our common stock on Nasdaq and the TASE;
•	actual, potential or perceived control, accounting or reporting problems; and
•	changes in accounting principles, policies and guidelines.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

If securities or industry analysts do not publish research, publish inaccurate or unfavorable research or cease publishing research about us or the convenience store industry, our share price and trading volume could decline significantly.

The market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business or our industry. As a new public company, we have had limited coverage from securities and industry analysts. If one or more of the analysts who cover us downgrade their opinions about our common stock, publish inaccurate or unfavorable research about us, or cease publishing about us regularly, demand for our common stock could decrease, which might cause our share price and trading volume to decline significantly. Additionally, if securities or industry analysts publish negative information regarding the industry generally or certain competitors of ours, this may affect the market price of all stocks in our sector, even if unrelated to our performance.

Sales of a substantial number of shares of our common stock in the public market could cause the price of our common stock to decline.

As of December 31, 2020, we had approximately 124.1 million shares of common stock outstanding and warrants to purchase approximately 18.4 million shares of common stock. Certain members of our board of directors, executive officers and their affiliates are subject to certain lock-up provisions, which were agreed to in connection with our business combination, with respect to an aggregate of approximately 42.6 million shares of our common stock, including vested stock options and warrants, through June 20, 2021.

We also intend to register shares of common stock that we may issue under our equity compensation plan. These shares may be sold freely in the public market upon issuance, subject to existing lock-up agreements and relevant vesting schedules, and applicable securities laws.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the sale of substantial amounts of our common stock could adversely impact its price.

Certain provisions in our amended and restated certificate of incorporation may limit stockholders’ ability to affect a change in management or control.

Our amended and restated certificate of incorporation includes certain provisions which may have the effect of delaying or preventing a future takeover or change in control that stockholders may consider to be in their best interests. Among other things, our amended and restated certificate of incorporation provides for a classified board of directors serving staggered terms of three years. Our equity plans and our officers’ employment agreements provide certain rights to plan participants and those officers, respectively, in the event of a change in control.

In the foreseeable future, we plan to reinvest all of our earnings and do not plan to pay dividends on our common stock.

In the foreseeable future, we plan to reinvest all of our earnings in order to pursue our business plan, cover operating costs and otherwise remain competitive. We do not plan to pay any cash dividends with respect to our common stock in the foreseeable future. There can be no assurance that we will, at any time, generate sufficient surplus cash that would be available for distribution to our stockholders as a dividend. Therefore, investors should not expect to receive cash dividends in the foreseeable future. Furthermore, any potential future dividends paid by GPM may partially flow through an Israeli company to us. As a result, the potential future dividends flowing through an Israeli company may be subject to Israeli tax liabilities, including withholding tax liabilities, thus reducing the earnings available to pay cash dividends.

Our common stock is listed in two markets and this may result in price variations that could affect the trading price of our common stock.

Our common stock is listed on Nasdaq and the TASE, both under the symbol “ARKO”. Trading in our common stock on these markets is made in different currencies (U.S. Dollars on Nasdaq and New Israeli Shekels on the TASE), and at different times (due to the different time zones, different trading days and different public holidays in the United States and Israel). The trading prices of our common stock on these two markets may differ due to these and other factors. Any decrease in the trading price of our common stock on one of these markets could cause a decrease in the trading price of our common stock on the other market.

While our common stock is listed on the TASE, there is no guarantee as to how long such listing will be maintained.

While our common stock is listed on the TASE pursuant to Chapter E’3 of the Israeli securities laws, we will have the exclusive right to delist our securities from the TASE, provided we furnish notice thereof three months in advance of such delisting. Additionally, holders of shares of our outstanding Series A Preferred Stock do not currently have voting rights with respect to such shares; however, pursuant to the terms of the Series A Preferred Stock, holders of at least a majority of the outstanding shares of Series A Preferred Stock may deliver to us an election that would change all outstanding shares of Series A Preferred Stock from non-voting to voting, which, pursuant to TASE rules, would result in the delisting of our common stock on the TASE.  If our common stock is delisted from the TASE, some holders of the common stock that is traded on the TASE may be required or will choose to sell their stock, which could result in a decline in the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

As of December 31, 2020, we owned 285 properties including 198 company-operated sites, 45 consignment agent locations, and 42 lessee-dealer sites. Additionally, we have long-term control over a leased property portfolio composed of 1,290 locations as of December 31, 2020. Of the leased properties, 1,132 were company-operated stores, 80 were consignment agent locations, and 78 were lessee-dealer sites. For our leased properties, approximately 1,200 properties had lease terms with at least 10 years remaining, of which approximately 900 sites had at least 20 years remaining, in each case assuming all extension options are exercised.

ITEM 3.	LEGAL PROCEEDINGS.

As of the date of this Annual Report on Form 10-K, we were not party to any material legal proceedings other than those arising in the ordinary course of business.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock and warrants are traded on the Nasdaq Capital Market under the symbols “ARKO” and “ARKOW,” respectively.  Our common stock is currently also listed on the TASE under the symbol “ARKO.”

As of March 23, 2021, there were approximately 23 holders of record of our common stock and 12 holders of record of our warrants to purchase one whole share of common stock at a price of $11.50 per share.

We have not declared or paid any cash dividends on our common stock.  No cash dividends have been previously paid on our common stock, and none are anticipated in fiscal 2021.  We repurchased no shares of common stock during the fourth quarter of the year ended December 31, 2020.

Recent Sales of Unregistered Securities

Founder Shares and Private Warrants

At the business combination (the “Business Combination”) closing date on December 22, 2020 (the “Business Combination Closing Date”), pursuant to that certain Business Combination Agreement, dated as of September 8, 2020, as amended (the “Business Combination Agreement”), we exchanged each outstanding Founder Share (as defined in the Business Combination Agreement) for one validly issued, fully paid and nonassessable share of common stock and each of the warrants (the “Private Warrants”) originally issued in a private placement in connection with the initial public offering of Haymaker, each of which was exercisable for one share of Haymaker’s Class A Common Stock at an exercise price of $11.50 per share in accordance with its terms, became exercisable for one share of common stock, and Haymaker Sponsor II LLC (the “Sponsor”) (i) automatically forfeited 1,000,000 shares of common stock and 2,000,000 Private Warrants, and such shares and warrants were cancelled and no longer outstanding and (ii) 4,200,000 shares of common stock that would otherwise have been issuable to the Sponsor were deferred. The issuance of common stock upon automatic conversion of Founder Shares on the Business Combination Closing Date was exempt from the registration requirements of the Securities Act in reliance on the exemptions afforded by Section 4(a)(2) of the Securities Act.

Business Combination Consideration

In connection with the Business Combination, we issued to Arie Kotler, Morris Willner and Vilna Holdings an aggregate of 41,871,801 shares of our common stock on the Business Combination Closing Date in exchange for their respective ordinary shares of Arko Holdings.  The foregoing issuance was exempt from the registration requirements of the Securities Act in reliance on the exemptions afforded by Section 4(a)(2) of the Securities Act.

GPM Equity Purchase Agreement

On the Business Combination Closing Date, we purchased from GPM Owner, LLC, GPM HP SCF Investor, LLC, ARCC Blocker II LLC, CADC Blocker Corp., Ares Centre Street Partnership, L.P., Ares Private Credit Solutions, L.P., Ares PCS Holdings Inc., Ares ND Credit Strategies Fund LLC, Ares Credit Strategies Insurance Dedicated Fund Series Interests of SALI Multi-Series Fund, L.P., Ares SDL Blocker Holdings LLC, Ares SFERS Credit Strategies Fund LLC, Ares Direct Finance I LP and Ares Capital Corporation (collectively, the “GPM Minority Investors”), all of their (a) direct and indirect membership interests in GPM, including, in the case of GPM Owner, LLC, the purchase of the stock of GPM Holdings, Inc., (b) warrants, options or other rights to purchase or otherwise acquire securities of GPM, equity appreciation rights or profits interests relating to GPM, except as otherwise described below in connection with the exchange of the New Ares Warrants (as defined below), and (c) obligations, evidences of indebtedness or other securities or interests, but only to the extent convertible or exchange into securities described in clauses (a) or (b), including their respective membership interests (the “Equity Securities”). In exchange for the Equity Securities, the GPM Minority Investors received 33,772,660 shares of our common stock (the “GPM Minority Investor Shares”).

In addition, at the closing of the Business Combination, Ares Capital Corporation (or any of its affiliates, any investment fund solely managed or controlled by any of them, or any affiliate of such investment fund) (“Ares”) exchanged its warrants to acquire membership interests in GPM for warrants to purchase 1,100,000 million shares of our common stock for an exercise price of $10.00 per share, with an exercise period ending on the fifth anniversary of the Business Combination Closing Date (the “New Ares Warrants”).

The issuance of the GPM Minority Investor Shares and New Ares Warrants were exempt from the registration requirements of the Securities Act in reliance on the exemptions afforded by Section 4(a)(2) of the Securities Act.

PIPE Investment

On November 18, 2020, we entered into a subscription agreement (the “Subscription Agreement”) with MSD Special Investments Fund, L.P., MSD SIF Holdings, L.P., MSD Credit Opportunity Master Fund, L.P., MSD Private Credit Opportunity Master Fund 2, L.P., Lombard International Life Ltd., on behalf of its Segregated Account BIGVA005, and MSD SBAFLA Fund, L.P. (collectively, the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors agreed to subscribe for and purchase, and we agreed to issue and sell to such investors, 700,000 shares of our Series A convertible preferred stock, par value $0.0001 per share (the “Series A Convertible Preferred Stock”), at a price per share of $100.00, and up to an aggregate of an additional 300,000 shares of Series A Convertible Preferred Stock (the “Additional Preferred Shares”) if, and to the extent, we exercised our right to sell such additional shares (the “PIPE Investment”). The conditions to completing the PIPE Investment under the Subscription Agreement included a condition that all conditions to the closing of the Business Combination shall have been satisfied or waived.

The PIPE Investment closed immediately prior to the consummation of the Business Combination, and we exercised our right to sell the Additional Preferred Shares resulting in the purchase by the PIPE Investors of a total of 1,000,000 shares of the Series A Convertible Stock. The shares of Series A Convertible Preferred Stock were exempt from the registration requirements of the Securities Act in reliance on the exemptions afforded by Section 4(a)(2) of the Securities Act.

Raymond James & Associates, Inc.

On July 1, 2020, Haymaker and Raymond James & Associates, Inc. (“Raymond James”) entered into an engagement letter, pursuant to which, Raymond James agreed to act as a capital markets advisor and financial advisor in connection with the Business Combination (the “M&A Engagement Letter”) and on July 31, 2020, Haymaker and Raymond James entered into an engagement letter, pursuant to which Raymond James agreed to provide Haymaker with certain private placement services in connection with the PIPE Investment (“PIPE Engagement Letter”). On December 21, 2020, Haymaker and Raymond James entered into a letter agreement amending the engagement letters to provide that all of the transaction fees (pursuant to the M&A Engagement Letter) and/or the financing fees (pursuant to the PIPE Engagement Letter) (in each case at Haymaker’s option) may be paid to Raymond James at in the form of 555,775 shares of our common stock at the Business Combination closing, valued for this purpose at $10.13 per share. Upon closing of the Business Combination, we issued 555,775 shares of common stock to Raymond James (the “Raymond James Shares”). The Raymond James Shares were exempt from the registration requirements of the Securities Act in reliance on the exemptions afforded by Section 4(a)(2) of the Securities Act.

Stifel, Nicolaus & Company

On May 16, 2019 and July 1, 2020, Haymaker entered into engagement letters with Stifel, Nicolaus & Company (“Stifel”) pursuant to which Stifel agreed to provide financial advisory services in connection with the Business Combination. On December 20, 2020, Haymaker and Stifel amended the engagement letters to provide that the cash fees payable to Stifel pursuant the engagement letters will be paid in the form of 469,250 shares of our common stock at the Business Combination closing, valued for this purpose at $10.13 per share. Upon the closing of the Business Combination, we issued 469,250 shares of common stock to Stifel (the “Stifel Shares”). The Stifel Shares were exempt from the registration requirements of the Securities Act in reliance on the exemptions afforded by Section 4(a)(2) of the Securities Act.

ITEM 6.	Selected Financial Data.

Not Applicable.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects.  You can identify forward-looking statements by the fact that these statements do not relate to historical or current matters.  Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made.  Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.  Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements.  These factors include those contained in “Item 1A — Risk Factors” of this Annual Report on Form 10-K.  We do not undertake any obligation to update forward-looking statements except as required by applicable law.  We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA.  These forward-looking statements reflect our views only as of the date they are made.

For purposes of this Management’s Discussion and Analysis, references to the “Company,” “we,” “us” and “our” refer to ARKO Corp. and its subsidiaries and its affiliates.

Overview

ARKO Corp. was incorporated under the laws of Delaware on August 26, 2020 for the purpose of facilitating the business combination, which we refer to as the Merger Transaction, of Haymaker Acquisition Corp. II, a Delaware corporation (“Haymaker”), and Arko Holdings Ltd., a company organized under the laws of the State of Israel, which we refer to as Arko Holdings. Our shares of common stock, $0.0001 par value per share (“common stock”), and publicly-traded warrants were registered to trade on the Nasdaq Stock Market on December 22, 2020 and commenced trading on December 23, 2020, and our common stock is dual-listed on the Tel Aviv Stock Exchange (“TASE”).  Arko Holdings was organized under the laws of Israel on May 4, 1970 and the main activity of Arko Holdings prior to the foregoing business combination was its holding, through its subsidiaries, of controlling rights in GPM Investments, LLC, a Delaware limited liability company formed on June 12, 2002, which we refer to as GPM. Arko Holdings’ Bonds (Series C) have traded on the TASE since June 28, 2016 and will be fully redeemed on March 30, 2021.  Once the bonds are redeemed, Arko Holdings will no longer be a reporting entity under Israeli securities laws.

For further information on the Merger Transaction, please refer to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As of December 31, 2020, following the Merger Transaction, we held all of the Class B membership units of GPM, which represented approximately 67.99% of the equity interests in GPM.  In connection with the Merger Transaction, we purchased the minority stake in GPM represented by the Class C, Class E and Class F membership units and senior preferred member units in GPM, which together comprised approximately 32.01% of the equity interests in GPM (the “GPM Minority”).  Consequently, upon consummation of the Merger Transaction and our acquisition of the GPM Minority (through Haymaker), GPM became our indirect wholly owned subsidiary.

Additionally, on December 21, 2020, GPM purchased all of the minority limited partnership interests in GPM Petroleum (“GPMP”) except for units representing 0.29% of the limited partnership interests, and, as a result, GPM’s direct and indirect interest in GPMP aggregated approximately 99.71% of the limited partnership interests of GPMP.

Based in Richmond, VA, we are a leading independent convenience store operator and, as of December 31, 2020, were the seventh largest convenience store chain in the United States ranked by store count, operating 1,330 retail convenience stores. As of December 31, 2020, we operated the stores under 17 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, E-Z Mart®, fas mart®, fastmarket®, Jiffi Stop®, Li’l Cricket, Next Door Store®, Roadrunner Markets, Rstore, Scotchman®, shore stop®, Town Star, Village Pantry® and Young’s. As of December 31, 2020, we also supplied fuel to 1,614 dealer-operated gas stations. We are well diversified geographically and, as of December 31, 2020, operated across 33 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States.

As of December 31, 2020, we owned 285 properties including 198 company-operated sites, 45 consignment agent locations, and 42 lessee-dealer sites. Additionally, we have long-term control over a leased portfolio composed of 1,290 locations as of December 31, 2020. Of the leased properties, 1,132 were company-operated stores, 80 were consignment agent locations, and 78 were lessee-dealer sites. For our leased sites, approximately 1,180 sites had lease terms with at least 10 years remaining, of which approximately 900 sites had at least 20 years remaining, in each case assuming all extension options are exercised.

We primarily operate in two business segments: retail; and wholesale. Additionally, our third segment, GPMP, engages in the wholesale distribution of fuel.  We derive our revenue from the retail sale of fuel and the products offered in our stores, as well as the wholesale distribution of fuel. Our retail stores offer a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. As of December 31, 2020, we offered foodservice at over 250 company-operated stores. The foodservice category includes hot and fresh foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We offer a value food menu consisting of items such as hot dogs and chicken sandwiches.  In addition, as of December 31, 2020, we operated over 70 branded quick service restaurants consisting of major national brands. Additionally, we provide a number of traditional convenience store services that generate additional income, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate revenues from car washes at approximately 100 of our locations.

As of December 31, 2020, approximately 88% of our retail fuel locations sold branded fuel. We sell branded fuel under the Valero®, Marathon®, BP® and Shell® brand names, plus several other brands. We are the largest distributor of Valero branded motor fuel on the U.S. East Coast and the third largest distributor of Valero branded motor fuel in the United States. In addition to driving customer traffic, we believe our branded fuel strategy enables us to maintain a secure fuel supply.

Trends Impacting Our Business

We have achieved strong store growth over the last several years, primarily by implementing a highly successful acquisition strategy. From 2013 through 2020, we completed 18 acquisitions. As a result, our store count has grown from 320 sites in 2011 to 2,944 sites as of December 31, 2020, of which 1,330 were operated as retail convenience stores and 1,614 supplied fuel to independently operated fueling stations. These strategic acquisitions, have had, and we expect will continue to have, a significant impact on our reported results and can make period to period comparisons of results difficult. We completed our acquisition of the Empire business in October 2020, which was significant and added 84 retail sites and 1,453 wholesale sites to our business (the “Empire Acquisition”).  The Empire Acquisition was our only business acquisition in 2020.  We completed three acquisitions in 2019 for a total of 87 sites, including 64 sites acquired in December 2019 (collectively, the “2019 acquisitions”) and three acquisitions in 2018 for a total of 289 sites, including 273 sites from E-Z Mart in April 2018 (collectively, the “2018 acquisitions”). With our achievement of significant size and scale, we have added an additional focus of organic growth, including implementing company-wide marketing and merchandising initiatives, which we believe will result in significant value accretion to all the assets we have acquired. We believe that this complementary strategy will help further our growth through both acquisitions and organically and improve our results of operations.

The following table provides a history of our acquisitions, conversions and closings for each of the last three years, for the retail and wholesale segments:

	For the year ended December 31,
Retail Segment	2020	2019	2018
Number of sites at beginning of period	1,272	1,215	973
Acquired sites	84	87	283
Newly opened or reopened sites	3	1	1
Company-controlled sites converted to consignment locations and independent and lessee dealers, net	(14)	(8)	(13)
Closed, relocated or divested sites	(15)	(23)	(29)
Number of sites at end of period	1,330	1,272	1,215

	For the year ended December 31,
Wholesale Segment	2020	2019	2018
Number of sites at beginning of period	128	126	129
Acquired sites	1,453	—	6
Newly opened or reopened sites	31	—	—
Consignment locations or independent and lessee dealers converted from Company-controlled sites, net	14	8	13
Closed, relocated or divested sites	(12)	(6)	(22)
Number of sites at end of period	1,614	128	126

There is an ongoing trend in the convenience store industry focused on increasing and improving in-store foodservice offerings, including fresh foods, quick service restaurants or proprietary food offerings. We believe consumers may be more likely to patronize convenience stores that include such new and improved food offerings, which may also lead to increased inside merchandise sales or fuel sales for such stores. Although our foodservice sales have been negatively impacted during the COVID-19 pandemic, we believe this trend will reverse when the effects of the pandemic subside.  Our current foodservice offering primarily consists of hot and fresh foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We offer a value food menu consisting of items such as hot dogs and chicken sandwiches.  We have historically relied upon a limited number of franchised quick service restaurants and in-store delis to drive customer traffic rather than other foodservice offerings. As a result, we believe that our under-penetration of foodservice presents an opportunity to expand foodservice offerings and margin in response to changing consumer behavior. In addition, we believe that continued investment in new technology platforms and applications to adapt to evolving consumer eating preferences, including contactless checkout, order ahead service, and delivery, will further drive growth in profitability.

Our operations are significantly impacted by the retail fuel margins we receive on gallons sold. While we expect our same stores fuel sales volumes to remain stable over time, even though they were recently impacted by COVID-19, and the fuel margins we realize on those sales to remain stable, these fuel margins can change rapidly as they are influenced by many factors including: the price of refined products; interruptions in supply caused by severe weather; severe refinery mechanical failures for an extended period of time; and competition in the local markets in which we operate.

The cost of our main products, gasoline and diesel fuel, is greatly impacted by the wholesale cost of fuel in the United States. We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower fuel margins when the cost of fuel is increasing gradually over a longer period and higher fuel margins when the cost of fuel is declining or more volatile over a shorter period of time.

We also operate in a highly competitive retail convenience market that includes businesses with operations and services that are similar to those that are provided by us. We face significant competition from other large chain operators. In particular, large convenience store chains have increased their number of locations and remodeled their existing locations in recent years, enhancing their competitive position. We believe that convenience stores managed by individual operators who offer branded or non-branded fuel are also significant competitors in the market. The convenience store industry is also experiencing competition from other retail sectors including grocery stores, large warehouse retail stores, dollar stores and pharmacies.

We believe that the following competitive strengths differentiate us from our competitors and will contribute to our continued success:

•	Leading industry consolidator with a proven track record of integrating acquisitions and generating strong returns on capital.
•	Leading Market Position in Highly Attractive, Diversified and Contiguous Markets.
•	Entrenched Local Brands with Scale of Large Store Portfolio.
•	Dual Retail and Wholesale Business Model Generating Stable and Diversified Cash Flow.
•	Experienced Management with Significant Ownership.
•	Strong Balance Sheet with Capacity to Execute Growth Strategy.
•	Flexibility to Address Consumers Changing Needs.
•	Real-time Fuel Pricing Analysis.
•	Robust Embedded Growth Opportunities, Including a Platform-Wide Store Refresh Program.

In addition to these competitive strengths, we believe that we have a significant opportunity to increase our sales and profitability by continuing to execute our operating strategy, growing our store base in existing and contiguous markets through acquisitions, and enhancing the performance of current stores.

Business Highlights

Although the impact of COVID-19 reduced total gallons sold in 2020, as discussed below, higher fuel margins compared to the same period in 2019 resulted in improved results, partly due to less competitive pricing pressure on fuel. Increased merchandise contribution at same stores combined with a reduction in expenses also positively impacted 2020. The Empire Acquisition and the 2019 acquisitions also contributed to the increase in sales in 2020, primarily in the wholesale segment, as compared to 2019. General and administrative expenses increased in 2020, as compared to 2019, to support our recent acquisitions, as well as due to increases in our incentive accruals due to our strong results and certain costs related to the Merger Transaction which could not be capitalized.

General and administrative expenses for 2020 also included $7.8 million in incremental bonuses earned in 2020 due to our performance.

Description of Segments

Our reportable segments are described below.

Retail Segment

The retail segment includes the operation of a chain of retail stores which includes convenience stores selling fuel products and other merchandise to retail customers. At our convenience stores, we own the merchandise and fuel inventory and employ personnel to manage the store.

Wholesale Segment

The wholesale segment supplies fuel to independent dealers, on either a cost plus or consignment basis. For consignment arrangements, we retain ownership of the fuel inventory at the site, are responsible for the pricing of the fuel to the end consumer and share a portion of the gross profit earned from the sale of fuel by the consignment operators.

GPMP Segment

The GPMP segment includes the operations of GPMP, which primarily sells and supplies fuel to GPM and its fuel-selling subsidiaries (both in the Retail and Wholesale segments) at GPMP’s cost of fuel (including taxes and transportation) plus a fixed margin.

Results of Operations for the years ended December 31, 2020, 2019 and 2018

The period-to-period comparisons of our results of operations contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation have been prepared using our audited consolidated annual financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion should be read in conjunction with such audited annual consolidated financial statements and related notes.

COVID-19

An outbreak of coronavirus (“COVID-19”) began in China in December 2019 and subsequently spread throughout the world. On March 11, 2020, the World Health Organization declared COVID-19 as a pandemic. Since the second half of March 2020, the pandemic has caused the issuance of orders in the United States by the federal government, as well as governments of states and localities within the United States, in an attempt to contain the spread of the coronavirus, including restrictions on gathering and the closure of certain businesses.

During this period, our convenience stores and independent outside operations have continued to operate and have remained open to the public because convenience store operations and gas stations have been deemed an essential business by numerous federal and state authorities, including the U.S. Department of Homeland Security, and therefore are exempt from many of the closure orders that were, or are currently, imposed on U.S. businesses. Commencing in May 2020, various states and localities began to gradually ease their stay-at-home orders and the orders requiring certain types of businesses to be closed.  In addition, during the pandemic, the supply of products and gas to our convenience stores and gas stations has continued without any significant interruption. Our convenience stores and independent outside operations are, however, subject to many of COVID-19 operational requirements that were, or are currently, imposed on the activity of U.S. businesses, such as frequent sanitation, the enforcement of face covering orders, and social distancing.

During this period, our results of operations were generally positively impacted, principally due to the significant increase in fuel margin, which partially resulted from the material drop in fuel costs commencing at the beginning of March 2020 and continuing through the end of April 2020, despite the significant reduction in the number of gallons sold at gas stations as a result of COVID-19 beginning in the second half of March 2020. Although fuel prices began to gradually increase in May 2020, fuel margin remained at higher than historical levels. Further, beginning in May 2020, stay-at-home orders began to be eased, which resulted in an increase in the number of gallons sold, as consumers began to increase their vehicle usage, as compared to the period during which stay-at-home orders were enforced.

In light of the reduction in the number of gallons sold, our principal fuel suppliers have temporarily suspended (for periods that vary among the different suppliers) the requirements under their agreements to purchase minimum quantities of gallons, including such requirements under the incentive agreements from such suppliers. As of December 31, 2020, the reduction in gallons sold did not affect our compliance with our commitments under the agreements with our principal suppliers.

During the second half of March 2020, there was a reduction in the merchandise revenue from the convenience stores and in the gross margin rate from such revenues. However, from the beginning of April 2020 and continuing through the remainder of 2020, we experienced growth in merchandise revenue and gross margin rate from such revenues as a result of shifting consumer demand from other retail channels, such as large grocery stores, to convenience stores and the continued increase in revenues for products in high demand, such as face masks and hand sanitizers.

The overall impact of the pandemic on our results of operations has been positive; therefore, we do not expect that its overall impact will have a material adverse effect on our medium or long-term results of operations. However, because the pandemic is an event that is characterized by great uncertainty, as well as rapid and frequent changes, such as the implementation of measures intended to limit the spread of the pandemic, we cannot predict the ultimate impact of the pandemic on our business or results of operations.

See “Risk Factors” for further discussion of the possible impact of COVID-19 on our business.

Seasonality

Our business is seasonal, and our operating income in the second and third quarters has historically been significantly greater than in the first and fourth quarters as a result of the climate and seasonal buying patterns of our customers. Inclement weather, especially in the Midwest and Northeast regions of the United States during the winter months, can negatively impact our financial results.

Consolidated Results

The Merger Transaction was accounted for as a reverse recapitalization. Under this method of accounting, Haymaker was treated as the “acquired” company and Arko Holdings was considered the accounting acquirer for accounting purposes. Because Arko Holdings was deemed the accounting acquirer, upon the consummation of the Merger Transaction, the historical financial statements of Arko Holdings became the historical financial statements of the combined company. As a result, the financial statements included below reflect the historical operating results of Arko Holdings prior to December 22, 2020, which was the date on which the Merger Transaction closed (the “Merger Closing Date”) and our combined results, including those of Haymaker, following the Merger Closing Date.

The table below shows our consolidated results for the years ended December 31, 2020, 2019 and 2018, together with certain key metrics.

	For the year ended December 31,
	2020	2019	2018
Revenues:	(in thousands)
Fuel revenue	$2,352,884	$2,703,440	$2,734,538
Merchandise revenue	1,494,342	1,375,438	1,281,611
Other revenues, net	63,489	49,812	48,734
Total revenues	3,910,715	4,128,690	4,064,883
Operating expenses:
Fuel costs	2,031,899	2,482,472	2,517,302
Merchandise costs	1,088,032	1,002,922	935,936
Store operating expenses	532,422	506,524	470,444
General and administrative	94,424	69,311	62,017
Depreciation and amortization	74,396	62,404	53,814
Total operating expenses	3,821,173	4,123,633	4,039,513
Other expenses (income), net	9,228	3,733	(10,543)
Operating income	80,314	1,324	35,913
Interest and other financial expenses, net	(50,428)	(41,812)	(19,931)
Income (loss) before income taxes	29,886	(40,488)	15,982
Income tax benefit (expense)	1,499	(6,167)	7,933
Loss from equity investment	(1,269)	(507)	(451)
Net income (loss)	$30,116	$(47,162)	$23,464
Less: Net income (loss) attributable to non-controlling interests	16,929	(3,623)	12,498
Net income (loss) attributable to ARKO Corp.	$13,187	$(43,539)	$10,966
Less: Accretion and dividends of redeemable preferred stock	(3,277)	-	-
Net income (loss) attributable to common shareholders	$9,910	$(43,539)	$10,966
Fuel gallons sold	1,207,296	1,108,155	1,053,419
Fuel margin, cents per gallon[1]	26.6	19.9	20.6
Merchandise contribution[2]	406,310	372,516	345,675
Merchandise margin[3]	27.2%	27.1%	27.0%
Adjusted EBITDA, net of incremental bonuses[4]	$183,392	$78,159	$81,842

[1]	Calculated as fuel revenue less fuel costs divided by fuel gallons sold.
[2]	Calculated as merchandise revenue less merchandise costs.
[3]	Calculated as merchandise margin divided by merchandise revenue.
[4]	Refer to “Use of Non-GAAP Measures” below for discussion of this measure and related reconciliation.

For the year ended December 31, 2020 compared to the year ended December 31, 2019

For the year ended December 31, 2020, fuel revenue decreased by $350.6 million, or 13.0%, compared to 2019. The decrease in fuel revenue was attributable to the decrease in the average retail price of fuel in 2020 as compared to 2019, as well as a reduction in the number of gallons sold, primarily as a result of the COVID-19 pandemic, which was offset by incremental gallons sold related to the Empire Acquisition and the 2019 acquisitions.

For the year ended December 31, 2020, merchandise revenue increased by $118.9 million, or 8.6%, compared to 2019, primarily due to the Empire Acquisition and the 2019 acquisitions, as well as due to an increase in same stores merchandise sales.

For the year ended December 31, 2020, other revenues, net increased by $13.7 million, or 27.5%, compared to 2019, primarily related to the Empire Acquisition and the 2019 acquisitions and increased income from lottery commissions and temporary allowance for gaming machines in Virginia.

For the year ended December 31, 2020, total operating expenses decreased by $302.5 million, or 7.3%, as compared to 2019.  Fuel costs decreased $450.6 million, or 18.2%, as compared to 2019 due to fuel sold at a lower average cost.  Merchandise costs increased $85.1 million, or 8.5%, as compared to 2019, primarily due to the Empire Acquisition and the 2019 acquisitions, as well as a corresponding increase in same stores merchandise sales.  Store operating expenses increased $25.9 million, or 5.1%, as compared to 2019 primarily due to incremental expenses related to the Empire Acquisition and the 2019 acquisitions, which were partially offset by a decrease in expenses at same stores.

For 2020, general and administrative expenses increased $25.1 million, or 36.2%, as compared to 2019, primarily due to annual wage increases, expenses to support our recent acquisitions and certain costs related to the Merger Transaction that could not be capitalized.  General and administrative expenses for 2020 also included $7.8 million in incremental bonuses earned in 2020 due to our performance.

Depreciation and amortization expenses for 2020 increased $12.0 million, or 19.2%, as compared to 2019 primarily due to assets acquired during 2020 and 2019 related largely to the Empire Acquisition and the 2019 acquisitions.

For the year ended December 31, 2020, other expenses, net increased by $5.5 million, as compared to 2019 primarily due to a gain on sale-leaseback and bargain gain of $6.5 million recognized in 2019 and an additional $1.2 million in losses on disposal of assets and impairment charges in 2020, partially offset by a decrease in acquisition costs of $0.4 million and an adjustment to contingent consideration of $1.3 million.

Operating income was $80.3 million for the year ended December 31, 2020, as compared to $1.3 million for 2019.  The increase in 2020 was primarily due to strong fuel and merchandise results, which also benefited from the Empire Acquisition and the 2019 acquisitions, partially offset by increased general, administrative, depreciation and amortization expenses in 2020, as described above.

For the year ended December 31, 2020, interest and other financing expenses, net increased by $8.6 million compared to 2019 primarily related to higher interest expense from greater debt outstanding in 2020 and $0.5 million in deferred financing costs written off, which was partially offset by a net period-over-period decrease in foreign currency losses recorded of $3.4 million primarily as all NIS denominated loans were paid off in February 2020.

For the year ended December 31, 2020, income tax was a benefit of $1.5 million compared to expense of $6.2 million in 2019. In 2019, a valuation allowance was recorded on the deferred tax assets of the US subsidiaries based on cumulative three-year loss.  In 2020, this valuation allowance was released due to forecasted taxable income and actual 2020 results.

Net income (loss) attributable to non-controlling interests represented minority interests prior to the Merger Closing Date.

For the year ended December 31, 2020, Adjusted EBITDA, net of incremental bonuses was $183.4 million, as compared to $78.2 million for the year ended December 31, 2019. The 2020 and 2019 acquisitions contributed approximately $16 million of incremental Adjusted EBITDA in 2020. Although the impact of COVID-19 reduced gallons sold in 2020, the significant increase in fuel margin compared to the same period in 2019 contributed to increased Adjusted EBITDA in 2020. Increased merchandise contribution at same stores combined with a reduction in expenses also positively impacted 2020. These increases were partially offset by an increase in general and administrative expenses to support the recent acquisitions and increased incentive accruals for bonuses due to our performance in 2020 and certain costs related to the Merger Transaction that could not be capitalized.

For the year ended December 31, 2020, our redeemable preferred stock was accreted to its full redemption value, which reduced net income attributable to common shareholders by $3.1 million.

For the year ended December 31, 2019 compared to the year ended December 31, 2018

For the year ended December 31, 2019, fuel revenue decreased by $31.1 million, or 1.1%, as compared to 2018. The decrease in fuel revenue was attributable to the decrease in the average retail price of fuel in 2019 as compared to 2018, which was partially offset by a greater number of gallons sold primarily due to the 2019 and 2018 acquisitions.

For the year ended December 31, 2019, merchandise revenue increased by $93.8 million, or 7.3%, as compared to 2018, primarily due to the 2019 and 2018 acquisitions and an increase in same stores merchandise sales.

For the year ended December 31, 2019, other revenue increased by $1.1 million, as compared to 2018, primarily related to the 2019 and 2018 acquisitions.

For the year ended December 31, 2019, total operating expenses increased by $84.1 million, or 2.1%, as compared to 2018.  Fuel costs decreased $34.8 million, or 1.4%, compared to 2018, primarily due to fuel sold at a lower average cost, which was partially offset by higher volumes.  Merchandise costs increased $67.0 million, or 7.2%, as compared to 2018.  Store operating expenses increased $36.1 million, or 7.7%, as compared to 2018, primarily due to incremental expenses from the 2019 and 2018 acquisitions.

General and administrative expenses in 2019 increased $7.3 million, or 11.8%, as compared to 2018, primarily due to incremental headcount and related employee benefits required to support organizational growth arising from the E-Z Mart acquisition, other personnel investments and annual wage increases.

For 2019, depreciation and amortization expenses increased $8.6 million, or 16.0%, over 2018, primarily due to assets acquired during 2018 and 2019.

For the year ended December 31, 2019, other expenses (income), net increased by $14.3 million over 2018 primarily due to a $24.0 million gain on bargain purchase recognized in 2018 as a result of the E-Z Mart acquisition and an increase in losses on disposal of assets and impairment charges of $3.2 million, offset by a decrease in acquisition costs of $1.8 million and a gain on sale-leaseback of $6.0 million recognized in 2019.

Operating income was $1.3 million for the year ended December 31, 2019, as compared to $35.9 million in 2018, primarily due to increased general, administrative, depreciation and amortization expenses and the reduction in other income associated with the $24.0 million gain on bargain purchase in 2018.

For the year ended December 31, 2019, interest and other financing expenses, net increased by $21.9 million, as compared to 2018.  The increase was primarily related to $10.2 million in foreign currency losses recorded in 2019 compared to $9.2 million in foreign currency gains recorded in 2018 and greater debt outstanding in 2019.

For the year ended December 31, 2019, income tax expense was approximately $6.2 million compared to an income tax benefit of approximately $7.9 million in 2018.

For the year ended December 31, 2019, Adjusted EBITDA was $78.2 million, as compared to $81.8 million for 2018. The 2019 and 2018 acquisitions contributed approximately $7 million of incremental Adjusted EBITDA in 2019, not including incremental general and administrative expenses associated with these acquisitions.  These increases were offset by an approximately $9.0 million decrease in fuel margin at same stores in 2019 primarily due to market variables in the fourth quarter of 2019.  Investments in personnel to support marketing and merchandising initiatives and organizational growth arising from acquisitions also reduced Adjusted EDITDA in 2019.

Segment Results

Retail Segment

The table below shows the results of the Retail segment for the years ended December 31, 2020, 2019 and 2018, together with certain key metrics for the segment.

	For the year ended December 31,
	2020	2019	2018
Revenues:	(in thousands)
Fuel revenue	$1,940,303	$2,537,455	$2,558,018
Merchandise revenue	1,494,342	1,375,438	1,281,611
Other revenues, net	53,424	43,882	42,044
Total revenues	3,488,069	3,956,775	3,881,673
Operating expenses:
Fuel costs	1,684,611	2,369,137	2,390,367
Merchandise costs	1,088,032	1,002,922	935,936
Store operating expenses	515,426	494,262	464,329
Total operating expenses	3,288,069	3,866,321	3,790,632
Operating income	$200,000	$90,454	$91,041
Fuel gallons sold	937,095	1,039,993	984,686
Same stores fuel gallons sold decrease (%) [2]	(16.5%)	(1.8%)	(2.3%)
Fuel margin, cents per gallon [1]	31.9	20.7	21.5
Same stores merchandise sales increase (%) [2]	3.5%	1.0%	1.3%
Merchandise contribution[3]	$406,310	$372,516	$345,675
Merchandise margin[4]	27.2%	27.1%	27.0%

[1]	Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed margin paid to GPMP for the cost of fuel.
[2]

Same stores merchandise sales is a common metric used in the convenience store industry. We consider a store a same store beginning in the first quarter in which the store has a full quarter of activity in the prior year. Refer to “Use of Non-GAAP Measures” below for discussion of this measure.

[3]	Calculated as merchandise revenue less merchandise costs.
[4]	Calculated as merchandise margin divided by merchandise revenue.

For the year ended December 31, 2020 compared to the year ended December 31, 2019

Retail Revenues

For the year ended December 31, 2020, fuel revenue decreased by $597.2 million, or 23.5%, as compared to 2019. The Empire Acquisition and the 2019 acquisitions contributed an aggregate of 78.3 million additional gallons sold. However, gallons sold at same stores decreased by approximately 16.5%, or 167.7 million, primarily due to the COVID-19 pandemic and managing both volume and margin to optimize fuel margin. Additionally, retail stores closed during the year negatively impacted gallons sold. The decrease in fuel revenue was also attributable to a $0.37 per gallon decrease in the average retail price of fuel in 2020 as compared to 2019.

For the year ended December 31, 2020, merchandise revenue increased by $118.9 million, or 8.6%, as compared to 2019. The Empire Acquisition and the 2019 acquisitions contributed an additional $92.4 million in merchandise revenue. Same stores merchandise sales increased $47.1 million, or 3.5%, for 2020 as compared to 2019, with an increase of 4.5% in the period from April through December 2020, as compared to the same period in 2019.  Same stores merchandise sales increased primarily due to higher grocery, packaged beverages, other tobacco products, cigarettes and beer and wine revenue from benefits of planogram initiatives and fact-based data to react to changing consumer needs along with the introduction of high demand essential products such as face masks and hand sanitizer.  In addition, there was an overall increase in the consumer market basket as stay at home orders related to COVID-19 began to be eased in May 2020 and consumer demand shifted from other retail channels to convenience stores.  Offsetting these increases was a decrease in merchandise revenue from underperforming stores closed or converted to dealer-owned sites.

For the year ended December 31, 2020, other revenues, net increased by $9.5 million, or 21.7%, from 2019 primarily related to the Empire Acquisition and the 2019 acquisitions and higher lottery commissions and temporary allowances for gaming machines in Virginia.

Retail Operating Income

For the year ended December 31, 2020, fuel margin increased over 2019 due to an increase in same stores fuel profit of $59.9 million (excluding intercompany charges by GPMP) combined with incremental fuel profit from the Empire Acquisition and the 2019 acquisitions. Fuel margin per gallon at same stores for 2020 was significantly higher at 31.8 cents per gallon, as compared to 20.7 cents per gallon for 2019, partly due to the impact of lower fuel costs, which dropped significantly at the beginning of March 2020 and continued through the end of April 2020, and remained lower throughout the year, as compared to 2019, together with less competitive pressure on fuel retail prices due to reductions in fuel volume, which allowed for margin expansion.

For the year ended December 31, 2020, merchandise contribution increased $33.8 million, or 9.1%, as compared to 2019, and merchandise margin was 27.2% in 2020, as compared to 27.1% in 2019.  The increase was due to incremental merchandise contribution from the Empire Acquisition and the 2019 acquisitions and an increase in merchandise contribution at same stores of $14.2 million. Merchandise contribution at same stores increased over the course of the second, third and fourth quarters of 2020 due to merchandising and marketing initiatives implemented.  These increases were partially offset by lower merchandise revenues and a change in sales mix in March 2020 through mid-May 2020 as consumers pantry loaded lower margin items due to the COVID-19 pandemic. Merchandise margin at same stores was 27.1% in 2020 compared to 27.0% in 2019.

For the year ended December 31, 2020, store operating expenses increased $21.2 million, or 4.3%, as compared to 2019 due to incremental expenses related to the Empire Acquisition and the 2019 acquisitions, which were partially offset by a decrease in expenses at same stores, particularly from lower credit card expenses and maintenance costs. Store operating expenses were also reduced from underperforming stores closed or converted to dealer-owned sites.

For the year ended December 31, 2019 compared to the year ended December 31, 2018

Retail Revenues

For the year ended December 31, 2019, fuel revenue in the retail segment decreased by $20.6 million, or 0.8%, as compared to 2018. The 2019 and 2018 acquisitions contributed an additional 85.5 million gallons sold. However, gallons sold at same stores were down approximately 1.8%, or 17.0 million gallons, primarily due to market conditions (particularly in the fourth quarter of 2019) and managing both volume and margin to optimize fuel margin. Additionally, retail stores closed to optimize profitability negatively impacted gallons sold. The decrease in fuel revenue was also attributable to a $0.16 per gallon decrease in the average retail price of fuel in 2019 as compared to 2018.

For the year ended December 31, 2019, merchandise revenue increased by $93.8 million, or 7.3%, as compared to 2018. The 2019 and 2018 acquisitions contributed an additional $106 million. Same stores merchandise sales increased $12.1 million, or 1.0%, primarily due to higher other tobacco products revenue given an increase in demand, as well as higher packaged beverages, beer and wine revenue following benefits from the loyalty program, planogram initiatives and the strategy to lower cigarette prices to enhance customer traffic. Offsetting these increases was a decrease in merchandise revenue from underperforming stores closed or converted to dealer-owned sites.

For the year ended December 31, 2019, other revenue increased by $1.8 million over 2018 primarily related to the 2019 and 2018 acquisitions.

Retail Operating Income

For the year ended December 31, 2019, fuel margin increased as compared to 2018 primarily related to incremental fuel margin of $14.8 million from the 2019 and 2018 acquisitions (excluding intercompany charges by GPMP). In comparison to 2018, same stores fuel gross profit decreased $9.0 million (excluding intercompany charges by GPMP). Fuel margin per gallon at same stores was lower than 2018 at 21.2 cents per gallon, as compared to 21.8 cents per gallon, primarily due to market variables in the fourth quarter of 2019.

For the year ended December 31, 2019, merchandise contribution increased $26.8 million, or 7.8%, as compared to 2018, and overall merchandise margin was 27.1% as compared to 27.0% in 2018. The increase was primarily due to incremental contribution of $29 million from the 2019 and 2018 acquisitions. Merchandise margin at same stores was 26.7% in 2019 compared to 26.8% in 2018.

For the year ended December 31, 2019, store operating expenses increased $29.9 million, or 6.4%, as compared to 2018 primarily due to incremental expenses coming from the 2019 and 2018 acquisitions. Store operating expenses were also reduced from underperforming stores closed or converted to dealer-owned sites.

Wholesale Segment

The table below shows the results of the Wholesale segment for the years ended December 31, 2020, 2019 and 2018, together with certain key metrics for the segment.

	For the year ended December 31,
	2020	2019	2018
Revenues:	(in thousands)
Fuel revenue	$408,658	$159,597	$169,518
Other revenues, net	9,335	5,264	5,013
Total revenues	417,993	164,861	174,531
Operating expenses:
Fuel costs	399,854	156,663	167,184
Store operating expenses	14,616	8,146	7,774
Total operating expenses	414,470	164,809	174,958
Operating income (loss)	$3,523	$52	$(427)
Fuel gallons sold	267,309	64,757	65,246
Fuel margin, cents per gallon[1]	8.2	9.0	8.1

[1]	Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed margin paid to GPMP for the cost of fuel.

For the year ended December 31, 2020 compared to the year ended December 31, 2019

Wholesale Revenues

For the year ended December 31, 2020, fuel revenue increased by $249.1 million, or 156.1%, compared to 2019.  Wholesale gallons sold increased by 202.6 million due to an incremental 210.6 million gallons from the Empire Acquisition. This increase was offset by a reduction in gallons sold due to the impacts of the COVID-19 pandemic and a decrease in the average retail price of fuel in 2020 as compared to 2019.  For the year ended December 31, 2020, approximately $103.2 million of fuel revenue was attributable to consignment agent locations.

Wholesale Operating Income

For the year ended December 31, 2020, although fuel contribution increased by $16.1 million (excluding intercompany charges by GPMP), fuel margin decreased over 2019 primarily due to the mix of wholesale fuel supply contracts acquired in the Empire Acquisition, which was partially offset by the impact of fuel costs which dropped significantly at the beginning of March 2020 and continued through the end of April 2020 and less competitive pressure on fuel retail prices due to reductions in fuel volume which allowed for margin expansion.

For the year ended December 31, 2020, store operating expenses increased $6.5 million, or 79.4%, compared to 2019 primarily due to the Empire Acquisition.

For the year ended December 31, 2019 compared to the year ended December 31, 2018

Wholesale Revenues

For the year ended December 31, 2019, fuel revenue decreased by $9.9 million, or 5.9%, compared to 2018, as a result of a decrease in gallons sold of 0.5 million in 2019 compared to 2018 combined with a decrease in the average retail price of fuel in 2019. For the year ended December 31, 2019, approximately $71.5 million of fuel revenue was attributable to consignment agent locations.

Wholesale Operating Income

For the year ended December 31, 2019, fuel margin increased compared to 2018 related to an increase in margin rate which was slightly offset by fewer gallons sold.

For the year ended December 31, 2019, store operating expenses increased $0.4 million, or 4.8%, compared to 2018.

GPMP Segment

The table below shows the results of the GPMP segment for the years ended December 31, 2020, 2019 and 2018, together with certain key metrics for the segment.

	For the year ended December 31,
	2020	2019	2018
Revenues:	(in thousands)
Fuel revenue - inter-segment	$1,706,233	$2,042,714	$2,098,906
Fuel revenue - external customers	3,923	6,388	7,002
Other revenues, net	897	784	724
Total revenues	1,711,053	2,049,886	2,106,632
Operating expenses:
Fuel costs	1,653,667	1,999,386	2,058,657
General and administrative	2,977	2,568	2,746
Depreciation and amortization	7,373	4,373	3,746
Total operating expenses	1,664,017	2,006,327	2,065,149
Other expenses, net	—	59	1,477
Operating income	$47,036	$43,500	$40,006
Fuel gallons sold - inter-segment	1,200,658	1,102,863	1,048,997
Fuel gallons sold - external customers	2,892	3,405	3,487
Fuel margin, cents per gallon[1]	4.7	4.5	4.5

[1]	Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

For the year ended December 31, 2020 compared to the year ended December 31, 2019

GPMP Revenues

For the year ended December 31, 2020, fuel revenue decreased by $338.9 million, or 16.5%, as compared to 2019. The decrease in fuel revenue was attributable to a decrease in the average retail price of fuel in 2020, as compared to 2019 which was partially offset by a slight increase in gallons sold.

For the years ended December 31, 2020 and 2019, other revenues, net were $0.9 million and $0.8 million, respectively and primarily related to rental income from certain sites leased to independent dealers.

GPMP Operating Income

Fuel margin increased by $6.8 million for the year ended December 31, 2020, as compared to 2019, primarily due to additional gallons sold to the retail and wholesale segments at a fixed margin, which increased from 4.5 cents per gallon to 5.0 cents per gallon in the fourth quarter of 2020.

For the year ended December 31, 2020, total general, administrative, depreciation and amortization expenses increased by $3.4 million, as compared to 2019, primarily due to amortization expenses for intangible assets from the Empire Acquisition.

For the year ended December 31, 2019 compared to the year ended December 31, 2018

GPMP Revenues

For the year ended December 31, 2019, fuel revenue decreased by $56.8 million, or 2.7%, as compared to 2018. The decrease in fuel revenue was attributable to a decrease in the average retail price of fuel in 2019, as compared to 2018, which was partially offset by an increase in gallons sold.

For the years ended December 31, 2019 and 2018, other revenue was $0.8 million and $0.7 million, respectively, and primarily related to rental income from certain sites leased to independent dealers.

GPMP Operating Income

Fuel margin increased by $2.5 million in 2019, as compared to 2018, due to greater gallons sold to GPM at a fixed margin of 4.5 cents per gallon.

For the year ended December 31, 2019, total general, administrative, depreciation and amortization expenses increased $0.4 million compared to 2018.

Use of Non-GAAP Measures

We disclose non-GAAP measures on a “same store basis”, which exclude the results of any store that is not a “same store” for the applicable period. A store is considered a same store beginning in the first quarter in which the store has a full quarter of activity in the prior year.  We believe that this information provides greater comparability regarding our ongoing operating performance. These measures should not be considered an alternative to measurements presented in accordance with generally accepted accounting principles (“GAAP”) and are non-GAAP financial measures.

We define EBITDA as net income (loss) before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by excluding the gain or loss on disposal of assets, impairment charges, acquisition costs, other non-cash items, and other unusual or non-recurring charges. Adjusted EBITDA, net of incremental bonuses further adjusts Adjusted EBITDA by excluding incremental bonuses based on 2020 performance. None of EBITDA, Adjusted EBITDA or Adjusted EBITDA, net of incremental bonuses are presented in accordance with GAAP and are non-GAAP financial measures.

We use EBITDA, Adjusted EBITDA and Adjusted EBITDA, net of incremental bonuses for operational and financial decision-making and believe these measures are useful in evaluating our performance because they eliminate certain items that we do not consider indicators of our operating performance. EBITDA, Adjusted EBITDA and Adjusted EBITDA, net of incremental bonuses are also used by many of our investors, securities analysts, and other interested parties in evaluating our operational and financial performance across reporting periods. We believe that the presentation of EBITDA, Adjusted EBITDA and Adjusted EBITDA, net of incremental bonuses provides useful information to investors by allowing an understanding of key measures that we use internally for operational decision-making, budgeting, evaluating acquisition targets, and assessing our operating performance.

EBITDA, Adjusted EBITDA and Adjusted EBITDA, net of incremental bonuses are not recognized terms under GAAP and should not be considered as a substitute for net income (loss), cash flows from operating activities, or other income or cash flow statement data. These measures have limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

Because non-GAAP financial measures are not standardized, same stores measures, EBITDA, Adjusted EBITDA and Adjusted EBITDA, net of incremental bonuses, as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of these non-GAAP financial measures with those used by other companies.

The following table contains a reconciliation of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDA, net of incremental bonuses for the years ended December 31, 2020, 2019 and 2018.

	For the year ended December 31,
	2020	2019	2018
	(in thousands)
Net income (loss)	$30,116	$(47,162)	$23,464
Interest and other financing expenses, net	50,428	41,812	19,931
Income tax (benefit) expense	(1,499)	6,167	(7,933)
Depreciation and amortization	74,396	62,404	53,814
EBITDA	153,441	63,221	89,276
Non-cash rent expense (a)	7,051	7,582	4,695
Amortization of favorable and unfavorable leases (b)	—	—	(3,258)
Acquisition costs (c)	6,031	6,395	8,485
Gain on bargain purchase (d)	—	(406)	(24,026)
(Gain) loss on disposal of assets and impairment charges (e)	6,060	(1,291)	1,517
Share-based compensation expense (f)	1,891	516	490
Loss from equity investee (g)	1,269	507	451
Non-beneficial cost related to potential initial public offering of master limited partnership (h)	—	121	1,950
Settlement of pension fund claim (i)	—	226	2,262
Merchandising optimization costs (j)	—	1,000	—
Fuel taxes paid in arrears (k)	819	—	—
Other (l)	(985)	288	—
Adjusted EBITDA	$175,577	$78,159	$81,842
Incremental bonuses (m)	7,815	—	—
Adjusted EBITDA, net of incremental bonuses	$183,392	$78,159	$81,842

(a)

Eliminates the non-cash portion of rent, which reflects the extent to which our GAAP rent expense recognized exceeds (or is less than) our cash rent payments. The GAAP rent expense adjustment can vary depending on the terms of our lease portfolio, which has been impacted by our recent acquisitions. For newer leases, our rent expense recognized typically exceeds our cash rent payments, while for more mature leases, rent expense recognized is typically less than our cash rent payments.

(b)	Eliminates amortization of favorable and unfavorable lease assets and liabilities.
(c)

Eliminates costs incurred that are directly attributable to historical business acquisitions and salaries of employees whose primary job function is to execute our acquisition strategy and facilitate integration of acquired operations.

(d)	Eliminates the gain on bargain purchase recognized as a result of the Town Star acquisition in 2019 and E-Z Mart acquisition in 2018.
(e)

Eliminates the non-cash loss (gain) from the sale of property and equipment, the gain recognized upon the sale of related leased assets, including $6.0 million related to the sale of eight stores in 2019, and amortization of deferred gains on sale-leaseback transactions in 2018 and impairment charges on property and equipment and right-of-use assets related to closed and non-performing stores.

(f)	Eliminates non-cash share-based compensation expense related to the equity incentive program in place to incentivize, retain, and motivate our employees and officers.
(g)	Eliminates our share of loss attributable to our unconsolidated equity investment as discussed in Note 2 of the annual Consolidated Financial Statements.
(h)	Eliminates non-beneficial cost related to potential initial public offering of master limited partnership.
(i)	Eliminates the impact of mainly timing differences related to amounts paid in settlement of a pension fund claim filed against GPM.
(j)	Eliminates the one-time expense associated with our global merchandising optimization efforts in 2019.
(k)	Eliminates the payment of historical fuel tax liabilities owed for multiple prior periods.
(l)	Eliminates other unusual or non-recurring items that we do not consider to be meaningful in assessing operating performance.
(m)	Eliminates incremental bonuses based on 2020 performance.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, availability under our credit facilities and our cash balances.  Our principal liquidity requirements are for financing current operations, funding capital expenditures, including acquisitions, and servicing debt.  We finance our inventory purchases primarily from customary trade credit aided by relatively rapid inventory turnover, as well as cash generated from operations. This turnover allows us to conduct operations without the need for large amounts of cash and working capital. We largely rely on internally generated cash flows, borrowings and equity contributions, which we believe are sufficient to meet our liquidity needs for the foreseeable future.

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

In February 2020, we entered into a financing agreement with Ares Capital Management (“Ares”), which allowed us to repay our outstanding long-term debt with PNC Bank, National Association (“PNC”), and allowed us to obtain additional financing, which we used to finance acquisitions, as further described below. Additionally, the Ares financing agreement has a 1% annual amortization, which aids liquidity by limiting the capital required annually to repay this debt.

In October 2020, in connection with the Empire Acquisition, we increased the availability under our Capital One Line of Credit to $500 million from $300 million, which we can seek to increase, subject to certain conditions, up to $700 million, and our line of credit with PNC Bank increased from $110 million to $140 million.

As of December 31, 2020, we were in a strong liquidity position, including the ability to adequately fund the redemption of our Bonds (Series C), for which we issued a notice of redemption on March 8, 2021, and the consummation of such redemption is scheduled for March 30, 2021.  Additionally, this liquidity position currently provides us with adequate funding to satisfy our other contractual and other obligations, out of our outstanding cash balances.  As of December 31, 2020, we had approximately $296 million of cash, including proceeds from the Merger Transaction and the issuance preferred stock, cash generated from our operations, as well as availability under our lines of credit.  As of December 31, 2020, we had no outstanding borrowings under our line of credit with PNC Bank and the unused availability under the Capital One Line of Credit was $101 million.

To date, we have funded capital expenditures primarily through funds generated from operations, funds received from vendors, sale-leaseback transactions, the issuance of debt and existing cash. Future capital required to finance operations, acquisitions, and raze and remodel stores is expected to come from cash generated by operations, availability under lines of credit, and additional long-term debt as circumstances may dictate. In the future, we currently expect that our capital spending program will be primarily focused on expanding our store base through acquisitions, razing and remodeling stores, and maintaining our owned properties and equipment, including upgrading all fuel dispensers to be EMV-compliant. The estimated gross cost of these upgrades is approximately $30 million, of which a portion will be offset by fuel supplier incentive programs, and the remainder is expected to be financed with leasing companies. We do not expect such capital needs to adversely affect liquidity.

Cash Flows for the Years Ended December 31, 2020, 2019 and 2018

Net cash provided by (used in) operating activities, investing activities and financing activities for the periods presented were as follows:

	For the year ended December 31,
	2020	2019	2018
Net cash provided by (used in):	(in thousands)
Operating activities	$173,842	$43,297	$58,502
Investing activities	(407,551)	(73,040)	(104,654)
Financing activities	491,048	31,693	45,837
Effect of exchange rates	2,875	1,263	(1,397)
Total	$260,214	$3,213	$(1,712)

Operating Activities

Cash flows provided by operations are our main source of liquidity. We have historically relied primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings on our credit facilities and other debt or equity transactions to finance our operations and to fund our capital expenditures. Cash flow provided by operating activities is primarily impacted by our net income and changes in working capital.

For the year ended December 31, 2020, cash flows provided by operating activities was $173.8 million compared to $43.3 million for 2019. The 2020 increase was primarily the result of the operating cash flow generated from an increase in segment operating income of approximately $120 million primarily generated from the increase in fuel margin and merchandise contribution at same stores combined with a reduction in expenses, as well as from the Empire Acquisition and the 2019 acquisitions.  These benefits were partially offset by $9.9 million of higher net interest payments.

For the year ended December 31, 2019, cash flows provided by operating activities was $43.3 million, as compared to $58.5 million for 2018. The decrease for 2019 was primarily due to higher net interest payments of $2.5 million, and $0.9 million of lower tax refunds, net of taxes paid, an increase in fuel inventory in 2019 due to greater volumes at a higher average cost which reduced operating cash flow by approximately $6.7 million and approximately $1.6 million less funds received from fuel vendors for branding, renovation and upgrade projects in 2019 as compared to 2018 due to the timing of these projects. These decreases were partially offset by the operating cash flow generated from an increase of $3.5 million in segment operating income, including from the sites acquired in 2019 and 2018.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the year ended December 31, 2020, cash used for investing activities increased by $334.6 million to $407.6 million from $73.0 million for the year ended December 31, 2019. For the year ended December 31, 2020, we spent $44.6 million for capital expenditures, including purchasing certain fee properties and building a new Dunkin’ location and $363.7 million for the Empire Acquisition. For the year ended December 31, 2019, cash flows used in investing activities decreased by $31.6 million to $73.0 million from $104.7 million for the year ended December 31, 2018. For the year ended December 31, 2019, we spent $58.3 million for capital expenditures, including purchasing certain fee properties and building a Dunkin’ site, and $33.6 million for 2019 acquisitions, which was offset by $19.0 million in proceeds primarily from a sale-leaseback transaction.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in our line of credit and debt and distributions to non-controlling interests as well as issuance of common and preferred stock.

For the year ended December 31, 2020, financing activities consisted primarily of net proceeds of $423.4 million for long-term debt and lines of credit (primarily to fund the Empire Acquisition), net proceeds from the issuance of rights of $11.3 million, investment of non-controlling interest in subsidiary of $19.3 million, repayments of $8.1 million for financing leases and $8.7 million in distributions to non-controlling interests.  In addition, as part of the Merger Transaction and the transactions with the GPM Minority, we received net proceeds from the issuance of our common stock of $58.0 million and net proceeds from the issuance of redeemable preferred stock of $96.9 million which were offset by the $99.0 million purchase of the non-controlling in interest in GPMP.

For the year ended December 31, 2019, financing activities consisted primarily of net proceeds of $66.9 million from long-term debt and lines of credit, payment of $17.5 million for the pension provision, repayments of $9.1 million for financing leases and $8.7 million in distributions to non-controlling interests.

Contractual Obligations and Indebtedness

Contractual Obligations

The table below presents our significant contractual obligations as of December 31, 2020:

	Obligations due by Period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt obligations (2)	$904,773	$73,491	$123,595	$479,743	$227,944
Operating lease obligations	1,675,479	124,556	246,800	248,734	1,055,389
Financing lease obligations	582,848	25,396	44,873	41,349	471,230
	$3,163,100	$223,443	$415,268	$769,826	$1,754,563
Purchase commitments (in gallons) (3)	965,209	198,115	377,126	347,564	42,404

(1)	Excludes asset retirement obligations due to the uncertain nature of the timing of these liabilities.
(2)	Includes principal and interest payments. Assumes an interest rate of 3.4% on the GPMP Capital One Line of Credit and a zero balance on the PNC Line of Credit.
(3)

GPM’s fuel vendor agreements with suppliers require minimum volume purchase commitments of branded and unbranded gasoline and distillates annually. The future minimum volume purchase requirements under the existing supply agreements are based on gallons, with a purchase price at prevailing market rates for wholesale distribution.

Credit Facilities

Ares Credit Agreement

GPM entered into a credit agreement with Ares to provide financing in a total amount of up to $225 million (the “Ares Credit Agreement”): an Initial Term Loan of $162 million, which was drawn on February 28, 2020, and the Delayed Term Loan A of $63 million, which was drawn on October 6, 2020 in order to fund the Empire Acquisition (the “Ares Loan”).

The Ares Loan bears interest, as elected by us, at: (a) a rate per annum equal to the Ares alternative base rate (as defined in the Ares Credit Agreement) plus a margin of 3.75%, or (b) LIBOR (subject to a floor of 1.5%) plus a margin of 4.75%.  Beginning February 28, 2021, if our leverage ratio as defined in the Ares Credit Agreement is lower than 4.00 to 1, the applicable margins will be reduced to 3.625% and 4.625%, respectively.

Financing Agreements with PNC

Beginning from November 2011, GPM and certain subsidiaries had a financing agreement with PNC (the “GPM PNC Facility”), which was amended from time to time, that provided term loans as well as a line of credit for purposes of financing working capital.  On February 28, 2020, the outstanding balance of the PNC term loans were fully paid (other than the GPMP PNC Term Loan, as defined below) and GPM, certain other of its wholly owned subsidiaries and PNC have entered into an amendment, restatement and consolidation of such financing agreements (the “PNC Credit Line Agreement”). As part of the amendment, definitions in the PNC Credit Line Agreement were changed to conform to the Ares Credit Agreement.

The PNC Credit Line Agreement consolidated GPM’s two separate lines of credit into one credit line in an aggregate principal amount of up to $110 million (the “PNC Line of Credit”). Simultaneously with the closing of the Empire Acquisition in October 2020, the PNC Credit Line Agreement was amended to increase availability under the PNC Line of Credit from $110 million to $140 million.

The PNC Line of Credit bears interest, as elected by GPM at: (a) LIBOR plus a margin of 1.75% or (b) a rate per annum equal to the alternate base rate plus a margin of 0.5%, which is equal to the greatest of (i) the PNC base rate, (ii) the overnight bank funding rate plus 0.5%, and (iii) LIBOR plus 1.0%, subject to the definitions set in the agreement.  Every quarter, the LIBOR margin rate and the alternate base rate margin rate are updated based on the quarterly average undrawn availability of the line of credit.

The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Line Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things.  As of December 31, 2020, $6.6 million of letters of credit were outstanding under the GPM PNC Facility.

GPMP has a term loan with PNC in the total amount of $32.4 million (the “GPMP PNC Term Loan”). The GPMP PNC Term Loan is secured by U.S. Treasury or other investment grade securities equal to 98% of the outstanding principal amount of the GPMP PNC Term Loan.

Financing agreement with a syndicate of banks led by Capital One, National Association (“Capital One”)

On July 15, 2019, GPMP entered into a credit agreement for a revolving credit facility with a syndicate of banks led by Capital One, National Association (the “Capital One Credit Facility”), in an aggregate principal amount of up to $300 million (the “Capital One Line of Credit”).   On April 1, 2020, GPMP entered into an amendment whereby the Capital One Line of Credit was increased from $300 million to $500 million.  On October 6, 2020, $350 million of the consideration payable for the Empire Acquisition was funded through the Capital One Line of Credit.

At GPMP’s request, the Capital One Line of Credit can be increased up to $700 million, subject to obtaining additional financing commitments from lenders or from other banks, and subject to certain terms as detailed in the Capital One Line of Credit.

As of December 31, 2020, $0.7 million of letters of credit were outstanding under the Capital One Credit Facility.

The Capital One Line of Credit bears interest, as elected by GPMP at: (a) LIBOR plus a margin of 2.25% to 3.25% or (b) a rate per annum equal to base rate plus a margin of 1.25% to 2.25%, which is equal to the greatest of (i) Capital One’s prime rate, (ii) the one-month LIBOR plus 1.0%, and (iii) the federal funds rate plus 0.5%, subject to the definitions set in the agreement. The margin is determined according to a formula in the Capital One Line of Credit that depends on GPMP’s leverage.

Bonds (Series C)

In 2016, we issued NIS 138,337,000 (approximately $35.6 million) par value of bonds (Series C), followed by two expansions of $9.8 million and $59.9 million in 2017 and 2018, respectively (the “Bonds (Series C)”).  The Bonds (Series C) bear a fixed annual interest rate of 4.85% and are not linked (principal and interest) to any index. The principal of Bonds (Series C) is payable in eight (unequal) annual installments on June 30 of each year from 2017 through 2024.  As of December 31, 2020, the outstanding balance of the Bonds (Series C) was $76.6 million.

On March 8, 2021, Arko Holdings delivered a notice of optional full redemption (the “Redemption”) of the Bonds (Series C). The notice provides that the Redemption will occur on March 30, 2021 in accordance with the optional redemption provisions of the deed of trust governing the Bonds (Series C), originally dated as of June 20, 2016. Arko Holdings will redeem the Bonds (Series C) at a redemption price equal to approximately NIS 1.084 for every NIS 1 par value (approximately $0.325 as of March 8, 2021 per NIS 1 par value) of Bonds (Series C) outstanding (including additional interest for the early redemption and accrued and unpaid interest thereon to the redemption date for the Bonds (Series C)).  The total amount paid to holders of the Bonds (Series C) will be approximately NIS 264 million (approximately $79 million as of March 8, 2021).

Critical Accounting Policies and Estimates

Significant accounting policies are discussed in Note 2 to the audited Consolidated Financial Statements included in this Annual Report on Form 10-K. Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters.  We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances.  Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions.  We believe the following critical accounting policies and estimates affect our more significant judgments and estimates used in the preparation of our financial statements.

Application of ASC 842, Leases (“ASC 842”)

The lease liabilities and right-of-use assets are significantly impacted by the following:

•	Our determination of whether it is reasonably certain that an extension option will be exercised.
•	Our determination of whether it is reasonably certain a purchase option will be exercised.
•

Some of the lease agreements include an increase in the consumer price index coupled with a multiplier and a percentage increase cap effectively assures the cap will be reached each year. We determine, based on past experience and consumer price index increase expectations, if these types of variable payments are in-substance fixed payments, in which case such payments are included in the lease payments and measurement of the lease liabilities.

•

The discount rates used in the calculations of the right-of-use assets and lease liabilities are based on our incremental borrowing rates and are primarily affected by economic environment, differences in the duration of each lease and the nature of the leased asset.

Environmental provision and reimbursement assets

We estimate the anticipated environmental costs with respect to contamination arising from the operation of gasoline marketing operations and the use of underground storage tanks as well as the costs of other exposures and recognize a liability when these losses are anticipated and can be reasonably estimated.  Reimbursement for these expenses from various state underground storage tank trust funds or from insurance companies is recognized as an asset and included in other current assets or non-current assets, as appropriate. The scope of the reimbursement asset and liability is estimated by a third party at least twice a year and adjustments are made according to past experience, changing conditions and changes in governmental policies.

Liability for dismantling and removing underground storage tanks and restoring the site on which the underground storage tanks are located

The liability is based on our estimates with respect to the external costs which will be necessary to remove the underground storage tanks in the future, regulatory requirements, discount rate and an estimate of the length of the useful life of the underground storage tanks.

Property and equipment and amortizable intangible assets

We evaluate property and equipment and amortizable intangible assets for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. When evaluating for impairment, we first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, we determine if we have an impairment loss by comparing the carrying value of the asset to the asset's estimated fair value and recognize an impairment charge when the asset’s carrying value exceeds its estimated fair value. The adjusted carrying amount of the asset becomes its new cost basis and is depreciated over the asset’s remaining useful life. Additionally, we review the estimated useful lives of property and equipment at least annually.

Impairment of goodwill

We evaluate the need for impairment with regard to goodwill once a year or with greater frequency if there are indicators of impairment exist.  Goodwill is tested for impairment by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is determined according to assumptions and computations we set.

We perform an annual assessment to evaluate whether an impairment of goodwill exists as of each year-end. We performed the evaluation with the assistance of independent assessor which, for purposes of determining the fair value of the retail and GPMP reporting units to which the goodwill was attributed, utilized the income approach, namely, the present value of the future cash flows forecasted to be derived from the reporting units.

For the 2020 annual impairment test, the data used for the income approach was directly linked to GPM’s latest approved budget for 2021 and internal projections for 2022 through 2023.  The long-term growth rate used in the terminal year was (1.0%) for the GPMP reporting unit, and was 2.5% for the retail reporting unit, in accordance with the relevant weighted average long-term nominal growth rate.  The cash flows used assumed an unlevered, debt-free basis with no deduction for interest of debt principal to present the cash flows available for debt and equity holders.  The discount rate for each reporting unit was determined based on the risk profile of each of the reporting units, and was derived from its weighted average cost of capital (“WACC”) as assessed by management with the assistance of an independent assessor.  The WACC took into account both debt and equity.  The pre-tax discount rate applied to the cash flow projections for the GPMP and the retail reporting units was approximately 7.3% and 8.8%, respectively.

The impairment review was sensitive to changes in the key assumptions used.  Our key assumptions included revenue and profit growth, capital expenditures, external industry data and past experiences.  The major assumptions that could result in significant sensitivities were the discount rate, the long-term growth rate and capital expenditures.  Sensitivity analyses were performed by applying various reasonable scenarios whereby the long-term growth rate, gross profit, discount rate and capital expenditures forecast was adjusted within a reasonable range.  None of the sensitivity scenarios indicated a potential impairment in any of the reporting units.

Deferred tax assets

We account for income taxes and the related accounts in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets are recognized for future tax benefits and credit carryforwards to the extent that it is probable that future taxable profit will be available against which the temporary differences can be utilized. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in estimates in the valuation allowance. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

We are required to make judgments, estimates and assumptions to establish the amount of deferred tax assets to be recognized based on timing differences, the expected taxable income and its sources and the tax planning strategy.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We have limited exposure to commodity price risk as a result of the payment and volume-related discounts in certain of our fuel supply contracts with our fuel suppliers, which are based on the market price of motor fuel. We do not engage in any fuel hedging.  Significant increases in fuel prices could result in significant increases in the retail price of fuel and in lower sales to consumers and dealers.  When fuel prices rise, some of our dealers may have insufficient credit to purchase fuel from us at their historical volumes.  In addition, significant and persistent increases in the retail price of fuel could also diminish consumer demand, which could subsequently diminish the volume of fuel we distribute.  A significant percentage of our sales are made with the use of credit cards. Because the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump and higher gallon movements result in higher credit card expenses. These additional fees increase operating expenses.

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. For the majority of our debt, interest is calculated at a fixed margin over LIBOR.  As of December 31, 2020, we had fixed the interest rate on the full amount of our Capital One Line of Credit at 3.40%, fixed the interest rate on the full amount of the term loans under the Ares Credit Agreement at 6.25%, and fixed the interest rate on the full amount of GPMP’s PNC term loan at 0.65%. The LIBOR interest rate as of December 31, 2020 was only approximately 0.15%, therefore, our exposure was low.  If our applicable interest rates increase by 1%, then our debt service on an annual basis would increase by approximately $4.3 million.  Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. However, in March 2021, the Ice Benchmark Administration has announced that it will continue to publish the US overnight, one-month, three-month, six-month and 12-month LIBOR through at least June 30, 2023.  There is currently no definitive information regarding the future use of LIBOR or a replacement rate. As of December 31, 2020, approximately 96% of our debt bore interest at variable rates.  Most of our credit agreements were entered into in 2019 and 2020. Such credit agreements include a mechanism pursuant to which the underlying interest rate shall be determined according to the alternative index replacing LIBOR, as customary in the market at the time. Since there is still great uncertainty in the market with respect to the elimination of LIBOR and the potential transition to a replacement rate, the impact of such changes on our future debt repayment obligations, results of operations and financial condition remains uncertain.

Exchange Rate Risk

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, our obligation to repay the redemption amount to the holder of our Bonds (Series C) on March 30, 2021 (approximately $79 million as of March 8, 2021) exposes us to unfavorable exchange rate fluctuations between the New Israeli Shekel (“NIS”) and the U.S. dollar. As of December 31, 2020, approximately $38.3 million of our cash and cash equivalents and restricted cash with respect to the Company's bonds was denominated in NIS, therefore, our exposure was low.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, and designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Exemption from Management's Report on Internal Control Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance

The information about directors required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders.

We have adopted a code of business conduct and ethics, called the Code of Business Conduct and Ethics, that applies to all of our directors, officers, including our principal executive, financial and accounting officers, and employees. The full text of the Code of Business Conduct and Ethics is available in the Governance section of our website at www.arkocorp.com under the tab “Governance” and is available in print to any stockholder who requests it. We intend to provide amendments or waivers to our Code of Business Conduct and Ethics for any of our directors and principal officers on our website within four business days after such amendment or waiver. The reference to our website address does not constitute incorporation by reference of any of the information contained on the website, and such information is not a part of this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders.

PART IV.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)Financial Statements:  See Part II, Item 8 of this report.

Schedule I - Condensed Financial Information of Registrant.  Additionally, the financial statement schedule entitled “Schedule II – Valuation and Qualifying Accounts” has been omitted since the information required is included in the consolidated financial statements and notes thereto.  Other schedules are omitted because they are not required.

(2)Exhibits:  See below.

Exhibit No.	Description
2.1

Business Combination Agreement, dated as of September 8, 2020, by and among Haymaker Acquisition Corp. II, ARKO Corp., Punch US Sub, Inc., Punch Sub Ltd. and ARKO Holdings Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed on December 31, 2020).

2.2

Consent and Amendment No. 1 to the Business Combination Agreement, dated as of November 18, 2020, by and among Haymaker, New Parent, Merger Sub I, Merger Sub II and Arko (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on November 19, 2020 by Haymaker Acquisition Corp. II (File No. 001-38931)).

2.3

Equity Purchase Agreement, dated as of September 8, 2020, by and among ARKO Corp. and each of the persons or entities listed on Exhibit B thereto (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed on September 9, 2020 (9:31 a.m.), by Haymaker Acquisition Corp. II (File No. 001-38931)).

3.1	Amended and Restated Certificate of Incorporation of ARKO Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on December 31, 2020).
3.2	Bylaws of ARKO Corp. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed on December 31, 2020).
4.1

Warrant Assignment, Assumption and Amendment Agreement, dated as of December 22, 2020, by and among Haymaker, ARKO Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on December 31, 2020).

4.2

Registration Rights and Lock-up Agreement, dated as of December 22, 2020, by and among ARKO Corp. and each of the persons or entities listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on December 31, 2020).

4.3	Form of ARKO Corp. Warrant (incorporated by reference to Exhibit 4.4 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).
4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.5

Warrant Agreement, dated June 6, 2019, by and between the Haymaker Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent, (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on June 12, 2019, by Haymaker Acquisition Corp. II (File No. 001-38931)).

10.1	Form of Indemnification for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Commission on December 31, 2020).
10.2	ARKO Corp. 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Commission on December 31, 2020).
10.3

Class A Preferred Unit Purchase Agreement, dated December 17, 2020, by and among GPM Investments, LLC, AIM Investment Funds (Invesco Investment Funds), on behalf of its series Invesco SteelPath MLP Select 40 Fund and AIM Investment Funds (Invesco Investment Funds), on behalf of its series Invesco SteelPath MLP Income Fund (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Commission on December 31, 2020).

10.4

Class AQ Unit Purchase Agreement, dated December 18, 2020, by and between GPM Investments, LLC and Fuel USA, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed with the Commission on December 31, 2020).

10.5

Class X Unit Purchase Agreement, dated December 18, 2020, by and between GPM Investments, LLC and Riiser Fuels, LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed with the Commission on December 31, 2020).

10.6

Subscription Agreement, dated as of November 18, 2020, by and among ARKO Corp. and the investors listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on December 31, 2020).

10.7

Employment Agreement, dated as of September 8, 2020, by and between ARKO Corp. and Arie Kotler (incorporated by reference to Exhibit 10.11 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.8

Trust Deed for the Series C Bonds, dated June 20, 2016, by and between Arko Holdings Ltd. and Hermetic Trust (1975) Ltd. (incorporated by reference to Exhibit 10.15 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.9

Second Amendment to Credit Agreement, dated May 27, 2020, by and among GPM Investments, LLC, the lenders party thereto, the guarantors party thereto, and Ares Capital Corporation (incorporated by reference to Exhibit 10.16 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.10

Third Amendment to Credit Agreement, dated August 27, 2020, by and among GPM Investments, LLC, the lenders party thereto, the guarantors party thereto, and Ares Capital Corporation (incorporated by reference to Exhibit 10.17 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.11

Amended and Restated Credit Agreement, dated July 15, 2019, by and among GPM Petroleum LP, the guarantors party thereto, Capital One, National Association, Keybank National Association, Santander Bank, N.A., and the lenders party thereto (incorporated by reference to Exhibit 10.18 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.12

Increase Agreement and Amendment, dated March 31, 2020, by and among the incremental lenders party thereto, the lenders party thereto, GPM Petroleum LP, the guarantors party thereto, and Capital One, National Association (incorporated by reference to Exhibit 10.19 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.13

Second Amendment to Third Amended, Restated and Consolidated Revolving Credit and Security Agreement, dated October 6, 2020, by and among the GPM Investments, LLC and the other borrowers party thereto, the lenders party thereto, and PNC Bank, National Association (incorporated by reference to Exhibit 10.20 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.14

Term Loan and Security Agreement, dated January 12, 2016, by and among GPM Petroleum LP, the borrowers party thereto, the lenders party thereto, and PNC Bank, National Association (incorporated by reference to Exhibit 10.21 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.15

First Amendment to Term Loan and Security Agreement, dated November 17, 2017, by and among GPM Petroleum LP, the borrowers party thereto, the lenders party thereto, and PNC Bank, National Association (incorporated by reference to Exhibit 10.22 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.16

Second Amendment to Term Loan and Security Agreement, dated December 22, 2017, by and among GPM Petroleum LP, the borrowers party thereto, the lenders party thereto, and PNC Bank, National Association (incorporated by reference to Exhibit 10.23 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.17

Third Amendment to Term Loan and Security Agreement, dated July 15, 2019, by and among GPM Petroleum LP, the borrowers party thereto, the lenders party thereto, and PNC Bank, National Association (incorporated by reference to Exhibit 10.24 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.18

Fourth Amendment to Term Loan and Security Agreement, dated April 1, 2020, by and among GPM Petroleum LP, the borrowers party thereto, the lenders party thereto, and PNC Bank, National Association (incorporated by reference to Exhibit 10.25 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.19

Amended and Restated Master Covenant Agreement, dated May 7, 2020, by and between GPM Investments, LLC and M&T Bank (incorporated by reference to Exhibit 10.26 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.20

Amendment to Amended and Restated Master Covenant Agreement, dated July 30, 2020, by and between GPM Investments, LLC and M&T Bank (incorporated by reference to Exhibit 10.27 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.21

Amended, Restated and Consolidated Credit Agreement, dated December 21, 2016, by and between GPM Investments, LLC and the other borrowers party thereto and M&T Bank (incorporated by reference to Exhibit 10.28 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.22

First Amendment to Amended, Restated and Consolidated Credit Agreement, dated November 16, 2017, by and among GPM Investments, LLC and the other borrowers party thereto, Village Pantry, LLC and M&T Bank (incorporated by reference to Exhibit 10.29 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.23

Second Amendment to Amended, Restated and Consolidated Credit Agreement, dated November 25, 2019, by and among GPM Investments, LLC and the other borrowers party thereto, Village Pantry, LLC and M&T Bank (incorporated by reference to Exhibit 10.30 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.24

Third Amendment to Amended, Restated and Consolidated Credit Agreement, dated March 16, 2020, by and among GPM Investments, LLC and the other borrowers party thereto, Village Pantry, LLC and M&T Bank (incorporated by reference to Exhibit 10.31 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.25

Primary Supplier Distribution Agreement (Mountain Empire Oil Company), dated February 1, 2019, by and between Core-Mark International, Inc. and Mountain Empire Oil Company (incorporated by reference to Exhibit 10.32 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.26

Amendment No. 1 to Primary Supplier Distribution Agreement (Mountain Empire Oil Company), dated February 10, 2020, by and between Mountain Empire Oil Company and Core-Mark International, Inc. (incorporated by reference to Exhibit 10.33 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.27

Master Distribution Agreement, dated October 1, 2016, by and between Core-Mark International, Inc. and Admiral Petroleum Company (incorporated by reference to Exhibit 10.34 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.28

Amendment No. 1 to Master Distribution Agreement, dated January 1, 2017, by and between Admiral Petroleum Company and Core-Mark International, Inc. (incorporated by reference to Exhibit 10.35 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.29

Amendment No. 2 to Master Distribution Agreement, dated December 1, 2017, by and between Admiral Petroleum Company and Core-Mark International, Inc. (incorporated by reference to Exhibit 10.36 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.30

Amendment No. 3 to Primary Supplier Distribution Agreement (Admiral Petroleum Company), dated February 10, 2020, by and between Admiral Petroleum Company and Core-Mark International, Inc. (incorporated by reference to Exhibit 10.37 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.31

Primary Supplier Distribution Agreement (Southeast and Midwest), dated January 1, 2016, by and among Core-Mark International, Inc., GPM Southeast, LLC, and GPM Midwest, LLC (incorporated by reference to Exhibit 10.38 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.32

Amendment No. 2 to Primary Supplier Distribution Agreement (Southeast and Midwest), dated December 1, 2017, by and among GPM Investments, LLC, GPM Southeast, LLC, GPM Midwest, LLC, and Core-Mark International, Inc. (incorporated by reference to Exhibit 10.39 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.33

Amendment No. 3 to Primary Supplier Distribution Agreement (Southeast and Midwest), dated March 31, 2018, by and among Core-Mark International, Inc. and GPM Investments, LLC, GPM Southeast, LLC, GPM Midwest, LLC, and GPM Apple, LLC (incorporated by reference to Exhibit 10.40 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.34

Amendment No. 4 to Primary Supplier Distribution Agreement (Southeast and Midwest), dated February 10, 2020, by and among Core-Mark International, Inc. and GPM Investments, LLC, GPM Southeast, LLC, GPM Midwest, LLC, and GPM Apple, LLC (incorporated by reference to Exhibit 10.41 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.35

Primary Supplier Distribution Agreement (WOC Southeast Holding Corp.), dated January 1, 2016, by and between Core-Mark International, Inc. and WOC Southeast Holding Corp. (incorporated by reference to Exhibit 10.42 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.36

Amendment No. 1 to Primary Supplier Distribution Agreement (WOC Southeast Holding Corp.), dated December 1, 2017, by and between Core-Mark International, Inc. and WOC Southeast Holding Corp. (incorporated by reference to Exhibit 10.43 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.37

Amendment No. 3 to Primary Supplier Distribution Agreement (WOC Southeast Holding Corp.), dated February 10, 2020, by and between Core-Mark International, Inc. and WOC Southeast Holding Corp. (incorporated by reference to Exhibit 10.44 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.38

Letter Agreement dated June 15, 2018, by and between Grocery Supply Company and GPM Southeast, LLC (incorporated by reference to Exhibit 10.45 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.39

Master Incentive Agreement, dated effective April 1, 2016, by and between Valero Marketing and Supply Company and GPM Petroleum, LLC (incorporated by reference to Exhibit 10.46 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.40

First Amendment to Master Incentive Agreement, dated effective July 1, 2019, by and between Valero Marketing and Supply Company and GPM Petroleum, LLC (incorporated by reference to Exhibit 10.47 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.41

Branded Product Supply and Trademark License Agreement, dated effective July 1, 2020, by and between Marathon Petroleum Company LP and GPM Petroleum, LLC (incorporated by reference to Exhibit 10.48 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.42

Rollover and Master Branding Agreement, dated January 4, 2019, by and between GPM Petroleum, LLC and Marathon Petroleum Company LP (incorporated by reference to Exhibit 10.49 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.43

First Amendment to Rollover and Master Branding Agreement, dated April 1, 2019, by and between GPM Petroleum, LLC and Marathon Petroleum Company LP (incorporated by reference to Exhibit 10.50 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.44

Second Amendment to Rollover and Master Branding Agreement, dated effective April 1, 2019, by and between GPM Petroleum, LLC and Marathon Petroleum Company LP (incorporated by reference to Exhibit 10.51 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.45

Branded Jobber Agreement, dated January 31, 2020, by and between BP Products North America Inc. and GPM Petroleum LLC (incorporated by reference to Exhibit 10.52 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.46

Master Incentive Agreement, dated December 1, 2016, by and between BP Products North America Inc. and GPM Petroleum, LLC (incorporated by reference to Exhibit 10.53 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.47

Second Amended, Restated and Consolidated Fuel Distribution Agreement, dated September 30, 2020, by and between GPM Petroleum, LLC and GPM Investments, LLC (incorporated by reference to Exhibit 10.54 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.48

Third Amended and Restated Agreement of Limited Partnership of GPM Petroleum LP, dated December 3, 2019 by and among GPM Petroleum GP, LLC and the limited partners party thereto (incorporated by reference to Exhibit 10.55 to the proxy statement/prospectus on Form S-4, filed with the SEC on November 5, 2020).

10.49	Form of Restricted Stock Unit Agreement under the Company’s 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 8, 2021).
10.50

Form of Director Restricted Stock Unit Agreement under the Company’s 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on March 8, 2021).

10.51

Form of Performance-Based RSU Award Agreement under the Company’s 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on March 8, 2021).

10.52

Nonqualified Stock Option Agreement with Arie Kotler under the Company’s 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed on March 8, 2021).

10.53	Employment Agreement, dated as of January 3, 2020, by and between GPM INVESTMENTS, LLC and Maury Bricks.
10.54	Amended and Restated Employment Agreement, dated as of August 4, 2020, by and between GPM INVESTMENTS, LLC and Donald Polk Bassell.
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer of ARKO Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of ARKO Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer of ARKO Corp. pursuant to Section 906 of the Sarbanes-Oxley act of 2002
32.2	Certification of Principal Financial Officer of ARKO Corp. pursuant to Section 906 of the Sarbanes-Oxley act of 2002

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2021	ARKO CORP.

	By:	/s/ Arie Kotler
Arie Kotler
President, Chief Executive Officer and
Chairman of the Board

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Arie Kotler and Donald Bassell, or any of them, each acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstituting, for such person and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Arie Kotler	President, Chief Executive Officer and Chairman of the Board	March 25, 2021
Arie Kotler	(Principal Executive Officer)

/s/ Donald Bassell	Chief Financial Officer	March 25, 2021
Donald Bassell	(Principal Financial and Accounting Officer)

/s/ Maury Bricks	General Counsel and Secretary	March 25, 2021
Maury Bricks

/s/ Sherman K. Edmiston III	Director	March 25, 2021
Sherman K. Edmiston III

/s/ Michael J. Gade	Director	March 25, 2021
Michael J. Gade

/s/ Andrew R. Heyer	Director	March 25, 2021
Andrew R. Heyer

/s/ Steven J. Heyer	Director	March 25, 2021
Steven J. Heyer

/s/ Starlette Johnson	Director	March 25, 2021
Starlette Johnson

/s/ Morris Willner	Director	March 25, 2021
Morris Willner

Grant Thornton LLP	Report of Independent registered public accounting firm
201 S College St. Suite 2500
Charlotte, NC 28244

D +1 704 632 3500
F +1 704 344 7701

Board of Directors and Shareholders
ARKO Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ARKO Corp. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule I (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

GT.COM	Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Empire wholesale fuel supply contracts

As described in Note 4 to the consolidated financial statements, in connection with the Empire Business Combination, the Company acquired a wholesale fuel supply contracts intangible asset which management has recorded at a preliminary fair value of $194 million. We identified the Company’s determination of the preliminary fair value of the Empire fuel supply contracts intangible asset as a critical audit matter.

The principle considerations for our determination that the preliminary fair value of the Empire fuel supply contracts intangible is a critical audit matter is that inherent in the determination of the Empire fuel supply contacts intangible are significant management estimates, which when subjected to audit, require a high degree of judgement and increased effort including the involvement of valuation specialists.  In particular, the Company’s estimate was sensitive to key assumptions including the projected gallons to be sold and price per gallon, life expectancy of estimated future cash flows, and discount rate.

Our audit procedures related to the Company’s determination of preliminary fair value of the Empire fuel supply contracts intangible asset included the following, among others:

•We compared the Company’s population of supply contracts used in the calculation to the acquisition agreement to evaluate its completeness.

•We evaluated management’s ability to accurately estimate projected gallons to be sold and price per gallon by (1) comparing projected amounts to prior historical periods and trends and (2) comparing underlying projected amounts to industry information and economic trends.

•We inspected a sample of supply contracts and compared the contract life to the underlying details of the Company’s calculation.

•We corroborated management’s estimate of life expectancy of estimated future cash flows by using industry data and historical results.

•We utilized our valuation specialist to assist in evaluating the Company’s methodology and assessing the appropriateness of the discount rate used by the Company in the preliminary analysis by developing an independent discount rate using market participant inputs.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2003.

Charlotte, North Carolina

March 25, 2021

ARKO Corp.

Consolidated balance sheets

(in thousands)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$293,666	$32,117
Restricted cash with respect to bonds	1,230	4,260
Restricted cash	16,529	14,423
Trade receivables, net	46,940	23,190
Inventory	163,686	157,752
Other current assets	87,355	58,369
Total current assets	609,406	290,111
Non-current assets:
Property and equipment, net	491,513	367,151
Right-of-use assets under operating leases	961,561	793,086
Right-of-use assets under financing leases, net	198,317	180,557
Goodwill	173,937	133,952
Intangible assets, net	218,132	24,971
Restricted investments	31,825	31,825
Non-current restricted cash with respect to bonds	1,552	1,963
Equity investment	2,715	3,770
Deferred tax asset	40,655	—
Other non-current assets	10,196	19,979
Total assets	$2,739,809	$1,847,365
Liabilities
Current liabilities:
Lines of credit	$—	$82,824
Long-term debt, current portion	40,988	19,131
Accounts payable	155,714	128,828
Other current liabilities	133,637	67,519
Operating leases, current portion	48,878	34,303
Financing leases, current portion	7,834	7,876
Total current liabilities	387,051	340,481
Non-current liabilities:
Long-term debt, net	708,802	218,680
Asset retirement obligation	52,964	36,864
Operating leases	973,695	816,558
Financing leases	226,440	202,470
Deferred tax liability	2,816	1,041
Other non-current liabilities	70,166	36,381
Total liabilities	2,421,934	1,652,475

Commitments and contingencies - see Note 13
Series A redeemable preferred stock, no par value; 1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2020; Redemption value of $100,000 at December 31, 2020	100,000	—

Shareholders' equity:
Common stock (par value $0.0001) - authorized: 400,000 shares; issued and outstanding: 124,132 and 65,541 shares, respectively	12	6
Additional paid-in capital	239,081	104,686
Accumulated other comprehensive income	9,119	4,444
Accumulated deficit	(30,176)	(43,363)
Total shareholders' equity	218,036	65,773
Non-controlling interest	(161)	129,117
Total equity	217,875	194,890
Total liabilities, redeemable preferred stock and equity	$2,739,809	$1,847,365

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated statements of operations

(in thousands, except per share data)

	For the year ended December 31,
	2020	2019	2018
Revenues:
Fuel revenue	$2,352,884	$2,703,440	$2,734,538
Merchandise revenue	1,494,342	1,375,438	1,281,611
Other revenues, net	63,489	49,812	48,734
Total revenues	3,910,715	4,128,690	4,064,883
Operating expenses:
Fuel costs	2,031,899	2,482,472	2,517,302
Merchandise costs	1,088,032	1,002,922	935,936
Store operating expenses	532,422	506,524	470,444
General and administrative expenses	94,424	69,311	62,017
Depreciation and amortization	74,396	62,404	53,814
Total operating expenses	3,821,173	4,123,633	4,039,513
Other expenses (income), net	9,228	3,733	(10,543)
Operating income	80,314	1,324	35,913
Interest and other financial income	1,245	1,451	10,020
Interest and other financial expenses	(51,673)	(43,263)	(29,951)
Income (loss) before income taxes	29,886	(40,488)	15,982
Income tax benefit (expense)	1,499	(6,167)	7,933
Loss from equity investee	(1,269)	(507)	(451)
Net income (loss)	$30,116	$(47,162)	$23,464
Less: Net income (loss) attributable to non-controlling interests	16,929	(3,623)	12,498
Net income (loss) attributable to ARKO Corp.	$13,187	$(43,539)	$10,966
Accretion of redeemable preferred stock	(3,120)
Series A redeemable preferred stock dividends	(157)
Net income (loss) attributable to common shareholders	$9,910
Net earnings (loss) per share attributable to common shareholders - basic and diluted	$0.14	$(0.65)	$0.16
Weighted average shares outstanding:
Basic and Diluted	71,074	66,701	66,601

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated statements of comprehensive income (loss)

(in thousands)

	For the year ended December 31,
	2020	2019	2018
Net income (loss)	$30,116	$(47,162)	$23,464
Other comprehensive income (loss):
Foreign currency translation adjustments	4,675	4,520	(4,332)
Total other comprehensive income (loss)	4,675	4,520	(4,332)
Comprehensive income (loss)	$34,791	$(42,642)	$19,132
Less: Comprehensive income (loss) attributable to non-controlling interests	16,929	(3,623)	12,498
Comprehensive income (loss) attributable to ARKO Corp.	$17,862	$(39,019)	$6,634

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated statements of changes in equity

(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2017	65,355	$6	$93,834	$4,256	$(16,101)	$81,995	$131,228	$213,223
Share-based compensation	—	—	490	—	—	490	—	490
Vesting and exercise of restricted share units	85	—	—	—	—	—	—	—
Conversion of convertible bonds	13	—	55	—	—	55	—	55
Transactions with non-controlling interests	—	—	223	—	—	223	(223)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(8,731)	(8,731)
Other comprehensive loss	—	—	—	(4,332)	—	(4,332)	—	(4,332)
Net income	—	—	—	—	10,966	10,966	12,498	23,464
Balance at December 31, 2018	65,453	$6	$94,602	$(76)	$(5,135)	$89,397	$134,772	$224,169
Cumulative effect of adoption of new accounting standard	—	—	—	—	5,311	5,311	2,289	7,600
Balance at January 1, 2019 after adjustments	65,453	$6	$94,602	$(76)	$176	$94,708	$137,061	$231,769
Share-based compensation	—	—	516	—	—	516	—	516
Vesting and exercise of restricted share units	85	—	—	—	—	—	—	—
Conversion of convertible bonds	3	—	16	—	—	16	—	16
Transactions with non-controlling interests	—	—	9,552	—	—	9,552	4,341	13,893
Distributions to non-controlling interests	—	—	—	—	—	—	(8,662)	(8,662)
Other comprehensive income	—	—	—	4,520	—	4,520	—	4,520
Net loss	—	—	—	—	(43,539)	(43,539)	(3,623)	(47,162)
Balance at December 31, 2019	65,541	$6	$104,686	$4,444	$(43,363)	$65,773	$129,117	$194,890
Share-based compensation	—	—	1,891	—	—	1,891	—	1,891
Vesting and exercise of restricted share units	187	—	—	—	—	—	—	—
Issuance of shares to employees	200	—	—	—	—	—	—	—
Conversion of convertible bonds	29	—	137	—	—	137	—	137
Issuance of rights	5,749	1	11,324	—	—	11,325	—	11,325
Transactions with non-controlling interests	—	—	6,361	—	—	6,361	11,469	17,830
Purchase of non-controlling interest in GPMP	—	—	(19,092)	—	—	(19,092)	(73,982)	(93,074)
Distributions to non-controlling interests	—	—	—	—	—	—	(8,710)	(8,710)
Issuance of shares - Merger Transaction and purchase of GPM Minority, net of $41.8 million issuance costs, of which $10.4 million was paid in the form of common stock	52,426	5	137,051	—	—	137,056	(74,984)	62,072
Accretion and accrued dividends on redeemable preferred stock	—	—	(3,277)	—	—	(3,277)	—	(3,277)
Other comprehensive income	—	—	—	4,675	—	4,675	—	4,675
Net income	—	—	—	—	13,187	13,187	16,929	30,116
Balance at December 31, 2020	124,132	$12	$239,081	$9,119	$(30,176)	$218,036	$(161)	$217,875

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated statements of cash flows

(in thousands)

	For the year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$30,116	$(47,162)	$23,464
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	74,396	62,404	53,814
Deferred income taxes	(4,747)	4,299	(9,783)
Gain on bargain purchase	—	(406)	(24,026)
(Gain) loss on disposal of assets and impairment charges	6,060	(1,291)	1,517
Foreign currency loss (gain)	6,754	10,158	(9,216)
Amortization of deferred financing costs, debt discount and premium	2,236	522	301
Amortization of deferred income	(7,650)	(8,848)	(7,982)
Accretion of asset retirement obligation	1,359	1,549	1,321
Non-cash rent	7,051	7,582	4,695
Charges to allowance for credit losses	260	91	175
Loss from equity investment	1,269	507	451
Share-based compensation	1,891	516	490
Fair value adjustment of financial assets and liabilities	(491)	—	—
Provision - Pension Fund	—	—	19,000
Indemnification asset	—	—	(1,500)
Cancellation of Midwest Seller Note	—	—	(16,338)
Other operating activities, net	115	—	(3,258)
Changes in assets and liabilities:
(Increase) decrease in trade receivables	(24,010)	(1,692)	6,446
Decrease (increase) in inventory	6,618	(7,302)	(7,352)
(Increase) decrease in other assets	(7,864)	7,212	1,058
Increase in accounts payable	26,893	8,830	6,313
Increase in other current liabilities	46,303	5,064	12,150
Decrease in asset retirement obligation	(393)	(450)	(79)
Increase in non-current liabilities	7,676	1,714	6,841
Net cash provided by operating activities	$173,842	$43,297	$58,502

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated statements of cash flows (cont’d)

(in thousands)

	For the year ended December 31,
	2020	2019	2018
Cash flows from investing activities:
Purchase of property and equipment	$(44,646)	$(58,261)	$(51,619)
Purchase of intangible assets	(30)	—	—
Proceeds from sale of property and equipment	1,302	18,982	1,885
Business acquisitions, net of cash	(363,988)	(33,587)	(71,373)
Loans to equity investment	(189)	(174)	(185)
Decrease in designated cash	—	—	16,638
Net cash used in investing activities	(407,551)	(73,040)	(104,654)
Cash flows from financing activities:
Lines of credit, net	(83,515)	34,893	12,280
Repayment of related-party loans	(4,517)	(850)	—
Buyback of long-term debt	(1,995)	—	—
Receipt of long-term debt, net	570,207	50,934	8,512
Repayment of debt	(58,792)	(18,079)	(17,072)
Payment of Provision - Pension Fund	—	(17,500)	-
Proceeds from issuance of long-term debt, net	—	—	59,197
Principal payments on financing leases	(8,116)	(9,051)	—
Principal payments on capital leases	—	—	(8,356)
Proceeds from issuance of rights, net	11,332	—	—
Purchase of non-controlling interest in GPMP	(99,048)	—	—
Investment of non-controlling interest in subsidiary	19,325	—	—
Issuance of shares in Merger Transaction	57,997	—	—
Issuance of redeemable preferred stock, net	96,880	—	—
Distributions to non-controlling interests	(8,710)	(8,654)	(8,724)
Net cash provided by financing activities	491,048	31,693	45,837
Effect of exchange rate on cash and cash equivalents and restricted cash	2,875	1,263	(1,397)
Net increase (decrease) in cash and cash equivalents and restricted cash	257,339	1,950	(315)
Cash and cash equivalents and restricted cash, beginning of year	52,763	49,550	51,262
Cash and cash equivalents and restricted cash, end of year	$312,977	$52,763	$49,550
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of year	$32,117	$29,891	$35,215
Restricted cash, beginning of year	14,423	13,749	12,447
Restricted cash with respect to bonds, beginning of year	6,223	5,910	3,600
Cash and cash equivalents and restricted cash, beginning of year	$52,763	$49,550	$51,262
Cash and cash equivalents, end of year	$293,666	$32,117	$29,891
Restricted cash, end of year	16,529	14,423	13,749
Restricted cash with respect to bonds, end of year	2,782	6,223	5,910
Cash and cash equivalents and restricted cash, end of year	$312,977	$52,763	$49,550

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated statements of cash flows (cont’d)

(in thousands)

	For the year ended December 31,
	2020	2019	2018
Supplementary cash flow information:
Cash received for interest	$1,323	$1,809	$538
Cash paid for interest	40,026	30,622	26,808
Cash received for taxes	1,856	3,445	3,308
Cash paid for taxes	1,163	2,784	1,833
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	7,224	2,941	2,023
Purchases of equipment in accounts payable and accrued expenses	4,805	5,017	4,450
Purchase of property and equipment under leases	29,625	16,893	5,885
Disposals of leases of property and equipment	7,593	2,129	—
Receipt of related-party receivable payment offset by related-party loan payments	7,133	—	—
Ares Put Option	9,201	—	—
Deferred income not yet received	—	—	1,080
Payment to the pension fund by use of funds held in the indemnification escrow account.	—	1,500	—

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Notes to Consolidated Financial Statements

1. General

ARKO Corp. (the “Company”) is a Delaware corporation whose common stock and publicly-traded warrants were registered to trade on the Nasdaq Stock Market on December 22, 2020 and commenced trading on December 23, 2020.  The Company’s common stock is also listed on the Tel Aviv Stock Exchange.

On September 8, 2020, the Company (a newly-formed company) entered into a business combination agreement, as amended on November 18, 2020 (the “Merger Agreement”), together with Arko Holdings Ltd. (a corporation incorporated in Israel, whose securities were listed on the Tel Aviv Stock Exchange prior to the consummation of the Merger Transaction and which held GPM as set forth below) (“Arko Holdings”), Haymaker Acquisition Corp. II (a special purpose acquisition company) (“Haymaker”) and additional newly-formed wholly owned subsidiaries of Haymaker that were formed in order to enable the consummation of the merger transaction, as described below (the “Merger Transaction”). On December 22, 2020, the Merger Transaction was consummated, following which Arko Holdings and Haymaker became wholly owned subsidiaries of the Company.

The Company’s operations are primarily performed by its subsidiary, GPM Investments, LLC (“GPM”). GPM is a Delaware limited liability company formed on June 12, 2002 and engaged directly and through fully owned and controlled subsidiaries (directly or indirectly) in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations, and in wholesale activity, which includes the supply of fuel to gas stations operated by third parties. As of December 31, 2020, GPM’s activity included the self-operation of approximately 1,330 sites and the supply of fuel to approximately 1,600 gas stations operated by external operators (dealers), throughout 33 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“US”).

Subsequent to the Merger Transaction and as of December 31, 2020, Arko Holdings, through wholly owned subsidiaries, held approximately 67.99% of the equity rights in GPM and Haymaker, directly and indirectly, held the remainder of the equity rights in GPM, which the Company purchased from GPM’s minority holders on December 22, 2020 in connection with the closing of the Merger Transaction.

As of December 31, 2020, GPM, directly and through certain subsidiaries wholly owned and controlled by it, held approximately 99.71% of the limited partnership interests in GPM Petroleum LP (“GPMP”) (as of December 31, 2019 and until December 21, 2020, approximately 80.68%) and all of the rights in the general partner of GPMP. For additional information, see Note 3 below.

The Company has three reporting segments: retail, wholesale and GPMP.  Refer to Note 22 below for further information with respect to the segments.

Haymaker Acquisition Corp. II Merger Agreement

Below are the primary terms regarding the Merger Transaction, Merger Agreement and additional binding agreements that were signed simultaneously with its execution.

i.

Structure of the Merger Transaction: On December 22, 2020, the date of completion of the Merger Transaction (the “Merger Closing Date”), pursuant to the mergers contemplated by the Merger Agreement after fulfilment of all the closing conditions , Arko Holdings and Haymaker became wholly owned and controlled subsidiaries of the Company. Concurrently with the execution of the Merger Agreement, the third parties who held approximately 32% of the equity rights in GPM (collectively, the “GPM Minority”) entered into an agreement with the Company and Haymaker for the sale of all of the GPM Minority’s rights, directly or indirectly, in GPM, such that, upon the consummation of the Merger Transaction, the Company indirectly held full ownership and control of GPM.

ii.

Consideration for the Merger Transaction: Each holder of Arko Holdings’ ordinary shares outstanding immediately prior to the consummation of the Merger Transaction received the following consideration, at such holder’s election between three separate payout methods as detailed below:

a.	Option A (Stock Consideration): 0.0862 validly issued, fully paid and nonassessable shares of Company common stock for each Arko Holdings ordinary share.
b.

Option B (Mixed Consideration): (A) a cash amount equal to $0.0862 in consideration for each Arko Holdings ordinary share plus (B) 0.0761 of validly issued, fully paid and nonassessable shares of Company common stock.

c.

Option C (Mixed Consideration): (A) a cash amount equal to $0.1803 in consideration for each Arko Holdings ordinary share plus (B) 0.0650 of validly issued, fully paid and nonassessable shares of Company common stock.

Based on their respective elections, on the Merger Closing Date, the equity holders of Arko Holdings received an aggregate of 65,208,698 shares of Company common stock and approximately $55.4 million in cash.

In addition, in accordance with the Merger Agreement, on the Merger Closing Date, each holder of Arko Holdings ordinary shares received a pro rata cash payment, in the form of additional merger consideration in an amount of $0.0706 per share (a total of approximately $58.7 million). This amount was determined based on the amount of Arko Holdings’ cash and cash equivalents (including restricted cash with respect to Arko Holdings’ bonds) in excess of the outstanding indebtedness plus the balance of any loans Arko Holdings made to its subsidiaries (including accrued interest).

In accordance with the agreement with the GPM Minority (the “GPM Equity Purchase Agreement”), the GPM Minority received 33,772,660 shares of Company common stock. In addition, on the Merger Closing Date, the Company issued to Ares Capital Corporation and certain funds managed or controlled by Ares Capital Management (collectively, “Ares”) 1.1 million warrants exercisable into 1.1 million shares of Company common stock, at an exercise price of $10 per share (the “New Ares Warrants”) in lieu of the Ares Warrants (as defined in Note 3 below), and entered into an arrangement that guarantees Ares a value of $27.3 million for the shares of common stock received pursuant to the GPM Equity Purchase Agreement at the end of February 2023, by way of purchase of the shares or allotment of additional shares of the Company (the “Ares Put Option”). The embedded derivative recorded for the Ares Put Option has been evaluated under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and has been determined to not be clearly and closely related to the host instrument. The embedded derivative (a put option) is classified as liability. For further details, see Note 21 below.

iii.

The share capital of the Company following the Merger Closing Date and details regarding the holdings of Haymaker’s Founders: According to Haymaker’s prospectus dated June 2019, 40.25 million shares were offered to the public at a price of $10 per share together with approximately 13.3 million warrants exercisable for a period of five years from the Merger Closing Date entitling the warrant holders to approximately 13.3 million shares for an exercise price of $11.50 per share. In addition, approximately 0.5 million warrants were issued to financial institutions as part of the public issuance at a price of $11.50 per share.

At the time of the above allotment, Haymaker’s founders (the “Haymaker Founders”) were allotted 10 million shares of Haymaker, for a nominal consideration, together with approximately 5.55 million warrants allotted in consideration for $8.325 million exercisable for a period of five years from the Merger Closing Date to acquire approximately 5.55 million shares for an exercise price of $11.50 per share. According to the Merger Agreement, on the Merger Closing Date, 1.0 million shares out of 10 million shares that Haymaker Founders were entitled to and 2.0 million warrants, out of 5.55 million warrants they were entitled to, were forfeited and 4.2 million shares were deferred, so that at the Merger Closing Date, the Haymaker Founders were entitled to 4.8 million common shares and 3.55 million warrants in the Company. An additional 2.0 million common shares of the Company will be issued subject to the share price of the Company’s common shares reaching $13.00 or higher within five years from the Merger Closing Date; an additional 2.0 million common shares will be issued subject to the share price of the Company’s common shares reaching $15.00 or higher within seven years from the Merger Closing Date and additional up to 200 thousand common shares of the Company will be issued subject to the number of Bonus Shares as defined in Note 17 below issued to the holders of Series A Convertible Preferred Stock not being higher than an amount determined.

iv.

The Company’s Board of Directors: The Company’s Board of Directors is a staggered board with the initial directors, as of the Merger Closing Date, consisting of seven directors, four of whom were determined by Arko Holdings (including Mr. Kotler as chairman of the board), two directors who were determined by Haymaker and one director who will be determined by agreement between Haymaker and Arko Holdings. Mr. Willner (as referenced in Note 19 below) and some of the Haymaker Founders undertook that as long as they hold shares of the Company for a period of seven years from the Merger Closing Date, they will vote their shares in favor of Mr. Kotler’s appointment to the Company’s board of directors, subject to mechanisms set forth in the agreements.

v.

Mr. Kotler’s tenure at the Company: Together with the engagement in the Merger Agreement, Mr. Kotler entered into an employment agreement with the Company, according to which Mr. Kotler will serve as CEO of the Company and the Company’s chairman of the board of directors.

Accounting Treatment of the Merger Transaction

The Merger Transaction was accounted for as a reverse recapitalization. Under this method of accounting, Haymaker was treated as the “acquired” company and Arko Holdings was considered the accounting acquirer for accounting purposes. The Merger Transaction was treated as the equivalent of Arko Holdings’ issuing stock in exchange for the net assets of Haymaker, accompanied by a recapitalization. The net assets of Arko Holdings and Haymaker were stated at historical cost. No goodwill or intangible assets were recorded in connection with the Merger Transaction.

Because Arko Holdings was deemed the accounting acquirer, upon the consummation of the Merger Transaction, the historical financial statements of Arko Holdings became the historical financial statements of the combined company. As a result, the financial statements included in this Annual Report on Form 10-K reflect the historical operating results of Arko Holdings prior to the Merger Closing Date and the combined results of the Company, including those of Haymaker, following the Merger Closing Date.  Additionally, the Company’s equity structure has been reclassified in all comparative periods up to the Merger Closing Date to reflect the number of shares of the Company's common stock, $0.0001 par value per share, issued to Arko Holdings’ stockholders in connection with the recapitalization transaction. As such, the share counts, corresponding common stock amounts and earnings per share related to Arko Holdings’ common stock prior to the Merger Transaction have been retroactively reclassified as shares reflecting the exchange ratio established in accordance with the Merger Agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

In the preparation of consolidated financial statements, management may make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include right-of-use assets and lease liabilities; impairment of goodwill, intangible, right-of-use and fixed assets; useful lives of fixed assets; environmental assets and liabilities; deferred tax assets; and asset retirement obligations.

Foreign Currency Translation

Transactions and balances that are denominated in currencies that differ from the functional currencies have been remeasured into US dollars in accordance with principles set forth in ASC 830, Foreign Currency Matters. At each balance sheet date, monetary items denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date.  All exchange gains and losses from the remeasurement mentioned above are reflected in the statement of operations as financial expenses or income, as appropriate.

The revenues of the Company and most of its subsidiaries are generated in US dollars. In addition, most of the costs of the Company and most of its subsidiaries are incurred in US dollars. The Company’s management believes that the US dollar is the primary currency of the economic environment in which the Company and most of its subsidiaries operate. Thus, the functional currency of the Company and most of its subsidiaries is the US dollar.

For Arko Holdings and its investee whose functional currency has been determined to be other than the US dollar, assets and liabilities are translated at year-end exchange rates, and statement of operations items are translated at average exchange rates prevailing during the year. Resulting translation differences are recorded as a separate component of accumulated other comprehensive income (loss) in equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase, which are not restricted, to be cash equivalents, of which there were $102.4 million and $21.1 million at December 31, 2020 and 2019, respectively.  As of December 31, 2020 and 2019, $35.5 million and $3.3 million of cash and cash equivalents, respectively, were denominated in New Israeli Shekels (“NIS”). Cash and cash equivalents are maintained at financial institutions.

Restricted Cash

The Company classifies as restricted cash any cash and cash equivalents that are currently restricted from use in order to comply with agreements with third parties, including cash related to net lottery proceeds.

Restricted Cash with Respect to Bonds

The Company classifies designated cash for specific use only in accordance with the provisions as established in the bonds’ Deed of Trust, as defined in Note 12 below, as restricted cash with respect to bonds. These amounts are deposited in a financial institution as Reserved Principal and Interest and are intended for use according to the Bonds (Series C) Deed of Trust, as defined in Note 12 below. The designated cash is classified as current assets and non-current assets according to the date on which the Company is expected to use the balances or according to the nature of the assets to which they are designated. As of December 31, 2020 and 2019, $2.8 million and $3.4 million of restricted cash, respectively, with respect to the  bonds was denominated in NIS.

Trade Receivables

The majority of trade receivables are typically from dealers, customer credit accounts and credit card companies in the ordinary course of business. Balances due in respect of credit cards processed through the Company’s fuel suppliers and other providers are collected within two to three days depending upon the day of the week of the purchase and time of day of the purchase.  Receivables from dealers and customer credit accounts are typically due within two to 10 days and are stated as amounts due. Accounts that are outstanding longer than the payment terms are considered past due.

At each balance sheet date, the Company recognizes a loss allowance for expected credit losses on trade receivables. The amount of expected credit losses is updated at each reporting date to reflect changes in credit risk since initial recognition of the respective financial instrument. The expected credit losses on trade receivables are estimated based on historical credit loss experience, adjusted for factors that are specific to the debtors, general economic conditions and an assessment of both the current as well as the forecasted direction of conditions at the reporting date, including time value of money where appropriate. The expected credit loss is estimated as the difference between all contractual cash flows that are due to the Company in accordance with the contract and all the cash flows that the Company expects to receive, discounted at the original effective interest rate, as long as the discount impact is material. The Company records an impairment gain or loss in profit or loss for all financial instruments with a corresponding adjustment to their carrying amount through a loss allowance account.

The Company writes off receivable amounts when there is information indicating that the debtor is in severe financial difficulty and there is no realistic prospect of recovery, e.g. when the debtor has been placed under liquidation or has entered into bankruptcy proceedings. Financial assets written off may still be subject to enforcement activities under the Company’s recovery procedures, taking into account legal advice where appropriate. Any recoveries made are recognized in profit or loss. The Company has not experienced significant write-offs for the years ended December 31, 2020, 2019 and 2018.

Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory cost is determined using the average cost, net of vendor rebates or discounts in the event that they can be attributed to inventory, using the first-in, first-out (FIFO) basis, which approximates the actual cost of the inventory. The net realizable value is an estimate of the sales price in the ordinary course of business less an estimate of the costs required in order to execute the sale.  The Company periodically reviews inventory for obsolescence and records a charge to merchandise costs for any amounts required to reduce the carrying value of inventories to net realizable value.

Restricted Investments

Restricted investments consist primarily of US Treasury and other investment grade securities with maturities no longer than one year. Investments are considered held-to-maturity and carried at amortized cost. When applicable, the cost of securities sold will be based on the specific identification method. The balance of the restricted investments at December 31, 2020 and 2019 secured 98% of the outstanding principal amount of the GPMP PNC Term Loan as defined and described in Note 12 below, and will secure this balance until the loan is fully repaid. As a result, the balance was classified as a non-current asset.

Property and Equipment

Property and equipment are carried at cost or, if acquired through a business combination, at the fair value of the assets as of the acquisition date, less accumulated depreciation and accumulated impairment losses. Expenditures for maintenance and repairs are charged directly to expense when incurred and major improvements are capitalized. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets as follows:

Range in Years
Buildings and leasehold improvements	15 to 40
Signs	5 to 15
Other equipment (primarily office equipment)	5 to 7
Computers, software and licenses	3 to 5
Motor vehicles	7
Fuel equipment	5 to 30
Equipment in convenience stores	5 to 15

Amortization of leasehold improvements is recorded using the straight-line method based upon the shorter of the remaining terms of the leases including renewal periods that are reasonably assured or the estimated useful lives.

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including property and equipment, right-of-use assets and amortizable intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a review indicates that the assets will not be recoverable, based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value and the asset’s carrying value is reduced to fair value. Impairment losses related to property and equipment and right-of-use assets of $4.7 million, $5.1 million and $1.5 million were recorded in relation to closed and non-performing stores during the years ended December 31, 2020, 2019 and 2018, respectively. No impairment was recognized for long-lived intangible assets during the years ended December 31, 2020, 2019 and 2018.

Business Combinations

The Company applies the provisions of ASC 805, Business Combinations, and allocates the fair value of purchase consideration to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.  The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. In subsequent periods, the goodwill is measured at cost less accumulated impairment losses.

If, after reassessment, the net of the acquisition-date amounts of the identifiable assets acquired and liabilities assumed exceeds the sum of the consideration transferred, the excess is recognized immediately within the other expenses (income), net in the consolidated statements of operations as a gain on bargain purchase.

When the consideration transferred in a business combination includes assets or liabilities resulting from a contingent consideration arrangement, the contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of net assets of businesses acquired. For the purpose of impairment testing, goodwill is allocated to each reporting unit (or groups of reporting units) expected to benefit from the synergies of the business combination.  Intangible assets acquired in a business combination are recorded at fair value as of the date acquired. Amortization of finite lived intangible assets is provided using the straight-line method of amortization over the estimated useful lives of the intangible assets as follows:

Range in Years
Goodwill	Indefinite life
Trade names	5
Wholesale fuel supply contracts	9 to 14
Option to acquire ownership rights	0.5 to 15
Option to develop stores	5
Franchise rights	9 to 20

Goodwill is reviewed annually on December 31 for impairment, or more frequently if indicators of impairment exist, such as disruptions in the business, unexpected significant declines in operating results or a sustained market capitalization decline.  In the goodwill impairment test, the reporting unit’s carrying amount (including goodwill) and its fair value are compared.  If the estimated fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the deficit up to the amount of goodwill recorded.  The Company completed the annual impairment analyses for goodwill for the years ended December 31, 2020, 2019 and 2018, and no impairment was recognized.

Non-controlling Interest

These consolidated financial statements reflect the application of ASC 810, Consolidation, which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholders’ equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the non-controlling interest to be clearly identified and presented on the face of the consolidated statements of operations, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.

The Company’s investments in GPM (until the purchase of the GPM Minority on the Merger Closing Date as described in Note 1 above) and GPMP (until the purchase of the Investors’ interest in GPMP on December 21, 2020 as described in Note 3 below) were accounted for under the method of accounting referred to as the hypothetical liquidation at book value method (“HLBV”) for allocating the profits and losses. In accordance with this method, profits and losses are allocated between the Company and the non-controlling interest assuming at the end of the reporting period, GPM and GPMP would liquidate or distribute its assets and redeem its liabilities at their book value.

Until December 21, 2020, due to the terms of GPMP’s Agreement of Limited Partnership, and the preference provided to the Investor (as defined in Note 3 below) in the monthly distributions of GPMP as well as in liquidation, the Investor’s investment was classified in the consolidated statements of changes in equity as ‘Non-controlling interests.’ A non-controlling interest was also recorded for the interests owned by the seller of the Fuel USA sites (the “FUSA Seller”) and the seller of the Riiser sites (the “Riiser Seller”).

Equity Investment

For equity investments that are not required to be consolidated, the Company evaluates the level of influence it is able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Equity investments for which the Company determines that the Company has significant influence are accounted for as equity method investment. The Company evaluates its equity method investment presented for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investment may be impaired.

Since January 2014, the Company holds joint control (50%) of Ligad Investments and Construction Ltd. (“Ligad”), which is presented on the Company’s books using the equity method of accounting. As of December 31, 2020, Ligad owed the Company approximately $1.0 million, bearing interest at the prime rate plus 1%, and payable on December 31, 2021.

In September 2020, Ligad entered into an agreement with a third party for the lease of the properties held by it for a period of three years beginning March 1, 2021, in consideration of a fixed lease payment of NIS 1.2 million (approximately $0.4 million) per year. At the same time, Ligad entered into an option agreement, exercisable until September 2022, for the sale of its properties to a third party who is not the tenant in consideration for NIS 26.5 million (approximately $8.2 million) plus value-added taxes, from which the lease payments that Ligad will receive will be deducted.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

Significant estimates of fair value include, among other items, tangible and intangible assets acquired and liabilities assumed through business combinations, certain leases, contingent consideration in business combinations and the Ares Put Option. The Company also uses fair value measurements to routinely assess impairment of long-lived assets, intangible assets and goodwill.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the customers. This requires the Company to identify contractual performance obligations and determine whether revenue should be recognized at a single point in time or over time, based on when control of goods and services transfers to a customer. Control is transferred to the customer over time if the customer simultaneously receives and consumes the benefits provided by the Company’s performance. If a performance obligation is not satisfied over time, the Company satisfies the performance obligation at a single point in time.

Revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services.

When the Company satisfies a performance obligation by transferring control of goods or services to the customer, revenue is recognized against contract assets in the amount of consideration for which the Company is entitled. When the consideration amount received from the customer exceeds the amounts recognized as revenue, the Company recognizes a contract liability for the excess.

An asset is recognized related to the costs incurred to obtain a contract (i.e. sales commissions) if the costs are specifically identifiable to a contract, the costs will result in enhancing resources that will be used in satisfying performance obligations in future and the costs are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other non-current assets and are amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The Company expenses the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

The Company evaluates if it is a principal or an agent in a transaction to determine whether revenue should be recorded on a gross or a net basis. In performing this analysis, the Company considers first whether it controls the goods before they are transferred to the customers and if it has the ability to direct the use of the goods or obtain benefits from them. The Company also considers the following indicators: (1) the primary obligor, (2) the latitude in establishing prices and selecting suppliers, and (3) the inventory risk borne by the Company before and after the goods have been transferred to the customer. When the Company acts as principal, revenue is recorded on a gross basis. When the Company acts as agent, revenue is recorded on a net basis.

Revenue recognition patterns are described below by reportable segment:

Retail

•

Fuel revenue and merchandise revenue—Revenues from the sale of merchandise and fuel less discounts given and returns are recognized upon delivery, which is the point at which control and title is transferred, the customer has accepted the product and the customer has significant risks and rewards of owning the product. The Company typically has a right to payment once control of the product is transferred to the customer. Transaction prices for these products are typically at market rates for the product at the time of delivery. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.

•

Customer loyalty program—The customer loyalty program provides the Company’s customers rights to purchase products at a lower price or at no cost in future periods.  The sale of products in accordance with the loyalty program are recognized as multiple performance obligations. The consideration for the sale is allocated to each performance obligation identified in the contract (the actual purchases and the future purchases) on a relative stand-alone selling price basis.  Revenue for the rights granted is deferred and recognized on the date on which the Company completes its obligations in respect thereof or when it expires. The related contract liability for the customer loyalty program was approximately $1.2 million and $1.9 million as of December 31, 2020 and December 31, 2019, respectively, and was included in other current liabilities on the consolidated balance sheets.

•

Fuel taxes—Certain fuel and sales taxes are invoiced by fuel suppliers or collected from customers and remitted to governmental agencies either directly, or through suppliers, by the Company. Whether these taxes are presented on a gross or net basis is dependent on whether the Company is acting as a principal or agent in the sales transaction. Fuel excise taxes are presented on a gross basis for fuel sales because the Company is acting as the primary obligor, has pricing latitude, and is also exposed to inventory and credit risks.  Fuel revenue and fuel cost of revenue included fuel taxes of $501.3 million, $500.1 million and $464.1 million for 2020, 2019 and 2018, respectively.

•

Commissions on sales of lottery products, money orders and prepaid value cards—The Company recognizes a commission on the sale of lottery products, money orders, and sales of prepaid value cards (gift or cash cards) at the time of the sale to the consumer.

GPMP

•	GPMP recognizes revenue upon delivery of the fuel to GPM and its subsidiaries selling fuel (both in the Retail and Wholesale segments) and is eliminated in consolidation.

Wholesale

•

Consignment transactions—In transactions of this type, the Company continues to be the owner of the fuel until the date of sale to the final customer (the consumer). In these transactions, the gross profit which is created from the sale of the fuel is allocated between the Company and the outside operator based on the terms of the relevant agreement with the outside operator. The Company recognizes revenues on the date of the sale to the final customer (namely, upon dispensing of the fuel by the consumer which is the date of transfer of control, risks and rewards to the final customer).

•

Fuel supply transactions—In transactions of this type, the outside operator purchases the fuel from the Company.  The Company recognizes revenue upon delivery of the fuel to the outside operator (executed by an outside delivery company) which is the date of transfer of ownership of the fuel to the outside operator. In transactions of this type, the sales price to the outside operator is determined according to the terms of the relevant agreement with the outside operator, which generally includes a stated price of the fuel plus the cost of transportation to the operator’s facility plus a margin.

Refer to Note 22 for disclosure of the revenue disaggregated by segment and product line, as well as a description of the reportable segment operations.

Fuel Costs and Merchandise Costs

The Company records discounts and rebates received from suppliers as a reduction of inventory cost if the discount or rebate is based upon purchases or to merchandise costs if the discount relates to product sold.  Discounts and rebates conditional upon the volume of the purchases or on meeting certain other goals are included in the consolidated financial statements on a basis relative to the progress toward the goals required to obtain a discount or rebate, as long as receiving the discounts or rebates is reasonably assured and its amount can be reasonably estimated.  The estimate of meeting the goals is based, among other things, on contract terms and historical purchases/sales as compared to required purchases/sales.

The Company includes in fuel costs all costs incurred to acquire fuel, including the costs of purchasing and transporting inventory prior to delivery to customers.  The Company does not own transportation equipment and utilizes third-party carriers to transport fuel inventory to the retail location.  Fuel costs do not include any depreciation of property and equipment as there are no significant amounts that could be attributed to fuel costs.  Accordingly, depreciation is separately classified in the consolidated statements of operations.

The Company recognizes merchandise vendor rebates based upon the period of time in which it has completed the unit purchases and/or sales as specified in the merchandise vendor agreements.  The Company records such rebates as a reduction of merchandise costs.

Certain upfront amounts paid by merchandise suppliers are presented as a liability and are recorded to operations as a reduction of merchandise costs on a straight-line basis relative to the period of the agreement.  In the event that the Company does not comply with the conditions of the agreement with the supplier, the Company may be required to repay the unamortized balance of the amount received based on the amortization schedule as defined in each agreement with the merchandise suppliers. These amounts are classified in other non-current liabilities, except for the current maturity which is classified in other current liabilities.

Amounts paid to the Company by fuel suppliers for renovation and upgrade costs associated with the rebranding of gas stations are presented as a liability and are recorded to operations as a periodic reduction of fuel costs on a straight-line basis relative to the period of the agreement.  In the event that the Company does not comply with the conditions of the agreement with the supplier, the Company may be required to repay the unamortized balance of the grant to the supplier, based on the amortization schedule as defined in each applicable agreement. These grants are classified in other non-current liabilities, except for the current maturity which is classified in other current liabilities.

Total purchases from suppliers who accounted for 10% or more of total purchases for the periods presented were as follows:

	For the year ended December 31,
	2020	2019	2018
	(in thousands)
Fuel products - Supplier A	$256,606	$401,657	$453,559
Fuel products - Supplier B	312,231	420,805	410,995
Fuel products - Supplier C	217,905	290,935	310,223
Fuel products - Supplier D	251,174	307,029	305,452
Merchandise products - Supplier E	653,994	610,685	465,738

Environmental Costs

Environmental expenditures related to existing conditions, resulting from past or current operations and from which no current or future benefit is discernible, are expensed.  A liability for environmental matters is established when it is probable that an environmental obligation exists and the cost can be reasonably estimated. If there is a range of reasonably estimated costs, the most likely amount will be recorded, or if no amount is most likely, the minimum of the range is used. Related expenditures are charged against the liability.  Expenditures that extend the life of the related property or prevent future environmental contamination are capitalized.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs, net of co-op advertising reimbursement from certain vendors/suppliers, for the years ended December 31, 2020, 2019 and 2018 were $3.8 million, $4.0 million and $4.7 million, respectively, and were included in store operating and general and administrative expenses in the consolidated statements of operations.

Income Taxes

Income taxes are accounted for under the provisions of ASC 740, Income Taxes. Current and deferred taxes are recognized in profit or loss, except when they arise from the initial accounting for a business acquisition, in which case the tax effect is included in the accounting for the business acquisition. The current tax is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.  Deferred tax is provided using the asset and liability method on temporary differences arising between the tax bases of assets and liabilities and their carrying amounts.  Deferred tax assets are recognized for future tax benefits and credit carryforwards to the extent that it is probable that future taxable profit will be available against which the temporary differences can be utilized.  The carrying amount of deferred tax assets is reviewed at each balance sheet date.  Deferred tax liabilities are not recognized if the temporary difference arises from the initial recognition of goodwill.  Deferred tax liabilities and assets are measured at the tax rates that are expected to apply in the period in which the liability is settled or the asset realized, based on the tax rates (and tax laws) that have been enacted by the end of the reporting periods.  After determining the total amount of deferred tax assets, a determination is made as to whether it is more likely than not that some portion of the deferred tax assets will not be realized.  If it is determined that a deferred tax asset is not likely to be realized, a valuation allowance is established. Deferred tax assets and deferred tax liabilities are offset if the Company had a legally enforceable right to offset current tax assets against current tax liabilities and the deferred tax relates to the same taxable entity and the same tax authority.

GPM is taxed as a partnership for US federal and certain state jurisdiction for income tax purposes.  Certain subsidiaries of GPM are taxed as a corporation for US federal and state income tax purposes. The taxable income and loss from all activities of GPM, excluding the activities of GPM's subsidiaries which are taxed as a corporation for US federal purposes, are included in the taxable income or loss of GPM’s members, including Arko Convenience Stores, LLC (“ACS”), a wholly owned subsidiary of Arko Holdings. As a result, current and deferred taxes reflected in the consolidated financial statements until the Merger Closing Date did not include the income or loss allocated to GPM members other than ACS.

Uncertain tax positions meeting the more likely than not recognition threshold are measured and recognized in the consolidated financial statements at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement.

The Company classifies interest and penalties related to income tax matters as a component of income tax expense on the statements of operations.

Earnings Per Share

Basic earnings per share are calculated in accordance with ASC 260, Earnings Per Share, by dividing net income (loss) attributable to the Company by the weighted average number of common shares outstanding during the year. Diluted earnings per share are calculated, if applicable, by adjusting net income (loss) attributable to the Company and the weighted average number of common shares, taking into effect all potential dilutive common shares.

Share-Based Compensation

ASC 718, Compensation – Stock Compensation (“ASC 718”), requires the cost of all share-based payments to employees to be recognized in the statement of operations and establishes fair value as the measurement objective in accounting for share-based payment arrangements. ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards on the date of grant.

Restricted share units are valued based on the fair market value of the underlying stock on the date of grant. The Company records compensation expense for these awards based on the grant date fair value of the award, recognized ratably over the vesting period of the award.

The Company recognizes compensation expense related to stock-based awards with graded vesting on a straight-line basis over the vesting period. The Company’s share-based compensation expense includes estimates for forfeitures. If actual forfeitures differ from estimates, the Company adjusts share-based compensation expense accordingly.

Employee Benefits

GPM has a 401(k) retirement plan for its employees who may contribute up to 75% of eligible wages as defined in the plan, subject to limitations defined in the plan and applicable law. GPM matches a percentage of employee contributions according to the plan, subject to applicable law.  The expense for matching contributions was approximately $226 thousand, $237 thousand and $185 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.

Leases - Prior to January 1, 2019

General

Lease arrangements were classified as capital leases when the terms of the contract conveyed all significant risks and benefits derived from ownership to the lessee. The remaining leases were classified as operating leases.

The minimum lease payments included periods where an option was reasonably certain to be exercised as of the date of the commitment.  The minimum lease payments did not include contingent rent which was that portion of the lease payments that was not fixed in amount but was based on the future amount of a factor that changes other than with the passage of time (i.e. future consumer price index increases, lease payments which are contingent upon fuel and merchandise sales).  The contingent rent payments were accounted as expense in the period in which they were incurred.  In instances where it was determined that an increase in the consumer price index coupled with a multiplier and a percentage increase cap effectively assures the cap will be reached each year, the capped payments were considered minimum lease payments.

The Company as Lessee

Operating leases

Minimum lease payments with respect to leasing agreements which have been classified as operating leases were charged to operations on the straight-line basis over the lease period.

Capital leases

On the date of the initial recognition of an agreement classified as a capital lease, a leased asset was recognized according to the present value of the future minimum lease payments or the fair value of the leased asset, whichever was lower.  Such assets were recorded in the fixed assets section and were treated accordingly.  A liability was also included on that date to the extent of the present value of the future minimum lease payments.  This liability was repaid in installments over the length of the lease utilizing the effective interest method.

The Company as Lessor

Operating leases

Rental income from operating leases were recognized on the straight-line basis over the lease period.

Leases – Beginning January 1, 2019

The Company as Lessee

The Company assesses whether a contract is, or contains, a lease at inception of the contract. A contract contains a lease on the basis of whether the Company has the right to control the use of an identified asset for a period of time in exchange for consideration.  While assessing whether a contract conveys the right to control the use of an identified asset, the Company assesses whether, throughout the period of use, it has both of the following:

•	the right to obtain substantially all of the economic benefits from use of the identified assets; and
•	the right to direct the use of the identified asset.

The lease term is the non-cancellable period of a lease together with periods covered by an option to extend the lease if the Company is reasonably certain it will exercise that option.

In assessing the lease term, the Company takes into account extension options that, as of the date of the initial implementation (January 1, 2019) of ASC 842, Leases, (“ASC 842”) or at the inception of the lease, if after January 1, 2019, it is reasonably certain that it will exercise. The likelihood of the exercise of the extension options is examined considering, among other things, the lease payments during the extension periods in relation to the market prices, significant improvements in the leased properties that are expected to have a significant economic benefit during the extension period, actual profitability characteristics and expected profitability of the sites, the remaining non-cancellable period, the number of years under the extension periods, location of the leased property and the availability of suitable alternatives.

Because the interest rate implicit in the lease cannot be readily determined, the Company generally utilizes the incremental borrowing rates of the Company. These rates are defined as the interest rates that the Company would have to pay, on the commencement date of the lease, to borrow, over a similar term and with a similar security, the funds necessary to obtain an asset of a similar value to the right-of-use asset in the lease agreement and in a similar economic environment.

Lease payments included in the measurement of the lease liability consist of:

•	fixed lease payments (including in-substance fixed payments), including those in extension option periods which are reasonably certain to be exercised;
•	variable lease payments that depend on an index, initially measured using the index at the commencement date; and
•	the exercise price of purchase options, if the Company is reasonably certain it would exercise the options.

Variable rents that do not depend on an index or rate and which are not in-substance fixed lease payments (for example, payments that are determined as a percentage of sales) are not included in the measurement of the lease liability and the right-of-use asset. The related payments are recognized as an expense in the period in which the event or condition that triggers those payments occurs and are included in store operating expenses in the statements of operations.

For variable lease payments that depend on an index or a rate (such as the consumer price index or a market interest rate), on the commencement date, the lease payments were initially measured using the index or rate at the commencement date. The Company does not remeasure the lease liability for changes in future lease payments arising from changes in an index or rate unless the lease liability is remeasured for another reason. Therefore, after initial recognition, such variable lease payments are recognized in statements of operations as they are incurred.

The Company determines if the lease is an operating lease or a financing lease and recognizes right-of-use assets and lease liabilities for all leases, except for short-term leases (lease term of one year or less) and leases of low value assets. For these leases, the Company recognizes lease expense on a straight-line basis over the lease term.

At the commencement date, the lease liability is measured at the present value of future lease payments that are not paid at that date (not including payments made at the commencement date of the lease), discounted generally using the relevant incremental borrowing rate, and presented as a separate line item in the consolidated balance sheets. The operating lease liability is subsequently remeasured each period at the present value of future lease payments that are not paid at that date. The financing lease liability is subsequently measured by increasing the carrying amount to reflect interest on the lease liability (using the effective interest method) and by reducing the carrying amount to reflect the lease payments made.

Some of the lease agreements include an increase in the consumer price index coupled with a multiplier and a percentage increase cap effectively assures the cap will be reached each year.  The Company determined, based on past experience and consumer price index increase expectations, that these types of variable payments are in-substance fixed payments and such payments are included in the measurement of the lease liabilities as of the date of the initial lease liability measurement.

The Company remeasures the lease liability (and makes corresponding adjustments to the related right-of-use asset) whenever the following occurs:

•

the lease term has changed as a result of, among other factors, a change in the assessment of exercising an extension option or a purchase option that results from the occurrence of a significant event or a significant change in circumstances that is within the Company’s control, in which case the lease liability is remeasured by discounting the revised lease payments using a revised discount rate; or

•

a lease contract is modified and the lease modification is not accounted for as a separate lease, in which case the lease liability is remeasured by discounting the revised lease payments using a revised discount rate. For lease modifications that decrease the scope of the lease, the lessee recognizes in profit or loss any gain or loss relating to the partial or full termination of the lease.

The right-of-use asset is measured at cost and presented as a separate line item in the consolidated balance sheets. The cost of the right-of-use asset comprises the initial measurement of the corresponding lease liability, lease payments made at or before the commencement date, and any initial direct costs.  In business combinations, the amount is adjusted to reflect favorable or unfavorable terms of the lease relative to market terms.  Subsequently, the right-of-use asset under operating leases is measured at the carrying amount of the lease liability, adjusted for prepaid or accrued lease payments, unamortized lease incentives received and accumulated impairment losses.  The right-of-use asset under financing leases is measured at cost less accumulated depreciation and accumulated impairment losses.

Whenever the Company incurs an obligation for costs (either on the commencement date or consequently) to dismantle and remove a leased asset, restore the site on which it is located, or restore the underlying asset to the condition required by the terms and conditions of the lease, a provision is recognized. The costs are included in the related right-of-use asset.

Right-of-use assets under financing leases are depreciated based on the straight-line method over the shorter period of lease term and the useful life of the underlying asset, with weighted average depreciation periods are as follows:

Years
Leasehold improvements, buildings and real estate assets	17
Equipment	6

If the lease transfers ownership of the underlying asset to the Company by the end of the lease term or if the cost of the right-of-use asset reflects that the Company will exercise a purchase option, the Company will depreciate the right-of-use asset from the commencement date to the end of the useful life of the underlying asset.

The Company adjusts the right-of-use asset and as a result, the depreciation period in the following periods when it remeasures the respective lease liability as described above.

The Company as Lessor

Leases for which the Company is a lessor are classified as financing or operating leases. Whenever the terms of the lease transfer substantially all the risks and rewards incidental to ownership to the lessee, the contract is classified as a financing lease, including provisions such as the following:

•	the lease transfers ownership of the underlying asset to the lessee by the end of the lease term;
•

the lessee has the option to purchase the underlying asset at a price that is expected to be sufficiently lower than its fair value at the date the option becomes exercisable for it to be reasonably certain, at the inception date, that the option will be exercised;

•	the lease term is for the major part of the economic life of the underlying asset even if title is not transferred; or
•	at the inception date, the present value of the lease payments amounts to at least substantially all of the fair value of the underlying asset.

All other leases are classified as operating leases.

When the Company is an intermediate lessor, it accounts for the head lease and the sublease as two separate contracts. The sublease is classified as a financing or operating lease by reference to the head lease’s underlying asset.

Rental income from operating leases is recognized on a straight-line basis over the term of the relevant lease. Initial direct costs incurred in negotiating and arranging an operating lease are added to the carrying amount of the leased asset and depreciated on a straight-line basis over the lease term.  Rental income on leased and subleased property to dealers and other third-parties is recognized on a straight-line basis based upon lease agreements with tenants.

New Accounting Pronouncements Adopted During 2020

Accounting for Financial Instrument Credit Losses – The Company adopted Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2020. This standard requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The Company adopted ASU 2016-13 with no material impact on its consolidated financial statements.

Lease Modifications – In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions obtained as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession obtained was a result of a new arrangement reached with the lessor (treated within the lease modification accounting framework) or if a lease concession obtained was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows lessees, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply this practical expedient for the period beginning as of April 1, 2020 with no material impact on its consolidated financial statements.

Fair Value Measurement Disclosures – In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminated, amended and added disclosure requirements for fair value measurements in Topic 820, Fair Value Measurements. This guidance was effective for the Company on January 1, 2020. The Company adopted ASU 2018-13 with no material impact on its consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

Simplifying the Accounting for Income Taxes – In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes.  The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740.  The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance, such as the accounting for a franchise tax (or similar tax) that is partially based on income. This standard is effective January 1, 2021 for the Company. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

Reference Rate Reform – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard included optional guidance for a limited period of time to help ease the burden in accounting for the effects of reference rate reform. The new standard is effective for all entities through December 31, 2022. The Company is examining the impact of this standard and announcement on its consolidated financial statements.

3. GPM Investments, LLC

Membership Units of GPM

As of December 31, 2020, following the Merger Transaction, the Company held the entire Class B membership units of GPM, as held by ACS since December 2011, representing approximately 73.38% of the common units of GPM (effectively approximately 67.99% of the equity rights in GPM).  Following the purchase of the GPM Minority as described in Note 1 above, the Company holds (indirectly through Haymaker) Class C, Class E and Class F membership units and senior preferred member units of GPM (approximately 26.62% of the common units of GPM (effectively approximately 32.01% of the equity rights in GPM)), so that following the Merger Transaction, GPM is a wholly owned subsidiary of the Company.

Class F Membership Units

On February 28, 2020, GPM entered into an agreement with Ares in which for consideration of $20.0 million (prior to transaction costs), GPM issued to Ares membership units which represented 2.0% of GPM’s equity (the “Class F Membership Units”), together with warrants that for an exercise price of $10.0 million in the aggregate could be exercised to acquire membership units that represent 1.0% of GPM’s equity (the “Ares Warrants”).

On December 22, 2020, the Ares Warrants were cancelled as part of the GPM Minority purchase by the Company as detailed in Note 1 above.

GPM has the right at any time to redeem the Class F Membership Units (all of which are currently owned indirectly by the Company) (in full and not in part) (the “Call Option”) for consideration (the “Call Option Price”) as follows: (1) approximately $27.3 million up to three years from the date of issuance; (2) approximately $33.6 million after the third year and up to the end of five years from the date of issuance; (3) approximately $45.8 million after the fifth year and up to the end of eight years from the date of issuance: and (4) approximately $45.8 million plus 10.5% per annum (quarterly accrued) up to the date the Call Option is exercised if exercised after the eighth year.

The Class F Membership Units have preference over all other membership units in the event of liquidation, amounting to $20.0 million during the first three years and at the end of each third, fifth and eighth year from the date of issuance will be raised to the Call Option Price which was in effect for the period prior to the period in which the liquidation occurs.  After the end of the eighth year, the priority amount will be increased in case of liquidation at a rate of 10.5% per annum.

Senior preferred member units and Class E Membership Units

The senior preferred member units (all of which are currently owned indirectly by the Company) grant their holders: (1) the right to 7.35% of distributions made by GPM, however, if the distributions are not generated out of operating cash flow (as defined in the LLC Agreement that regulates the rights between the holders of the membership units of GPM), then the holders of the senior preferred member units shall be entitled to all such distributions up to the amount invested  in the purchase of the senior preferred member units ($47.5 million less any and all distributions and other payments previously made in respect of such senior preferred member units other than tax distributions), unless approved by the holder of the senior referred member units to make such distribution on a pro rata basis to all unit holders, and (2) preference in receiving the amount invested in the purchase of the senior preferred member units in the event of foreclosure, bankruptcy, etc.

For details regarding restrictions included in financing agreements related to the payments GPM is allowed to pay for the holders of the senior preferred member units and Class E membership units, refer to Note 12 below.

Limited Partnership

Formation of GPMP

GPMP commenced its operation in January 2016 and from thereafter the following applies:

i.

Fuel distribution agreements – GPMP is a party to the agreements with fuel suppliers relating to the supply of fuel to GPM and its subsidiaries and GPM guarantees the obligations under certain of such agreements.

ii.

Distribution agreement with GPM – GPM and its subsidiaries are engaged with GPMP in an exclusive supply agreement pursuant to which they purchase fuel from GPMP at GPMP’s cost of fuel including taxes and transportation plus a fixed margin.  Such supply arrangements have a duration of 10 years from the date they were entered into and, with respect to acquired sites, for 10 years from the date of the applicable acquisition.

Private issuances

Issuance of A Units – On January 11, 2016, GPM and certain of its subsidiaries, including GPMP, signed an agreement with an unrelated US investment company (collectively, the “Investor”), pursuant to which, on January 12, 2016, the Investor acquired 3.5 million Class A Preferred Units (the “A Units”) of GPMP, which entitled it to 22.46% of the limited partnership interests in GPMP at that time, for a total consideration of $70.0 million.

Issuance of AQ Units – On March 1, 2016, the FUSA Seller was issued approximately 844 thousand Class AQ Units of GPMP (the “AQ Units”) with a value of approximately $16.9 million.

Issuance of X Units – On December 3, 2019, the Riiser Seller was issued approximately 348 thousand Class X Units of GPMP (the “X Units”) with a value of approximately $15.1 million.

Issuance to GPM and its subsidiaries – Throughout 2016 through 2019, following the closing of certain acquisitions, GPMP issued to GPM or its subsidiaries partnership units in exchange for entering into additional supply agreements, or amended existing supply agreements, pursuant to which GPM and its subsidiaries agreed to purchase fuel from GPMP with a 10 year term for the newly acquired sites at GPMP’s cost of fuel including taxes and transportation plus a fixed margin.

Purchase of the minority interests in GPMP

In accordance with purchase agreements dated December 17, 2020 and December 18, 2020, on December 21, 2020, GPM purchased all of the A Units and the AQ Units and the majority of the X Units (except for approximately 69 thousand X Units, representing 0.29% of the limited partnership interests in GPMP) for a total consideration of approximately $98.0 million, plus consideration for the amount of outstanding distributions not yet distributed, which was funded from GPM’s own sources. As a result of the above, at December 31, 2020, GPM’s (direct and indirect) interest in GPMP was approximately 99.71% of the limited partnership interests of GPMP.  Part of the proceeds paid by GPM were used to purchase shares of Haymaker in privately negotiated transactions and upon consummation of the Merger Transaction, these shares automatically converted into shares of the Company.

The X Units which the Riiser Seller continues to hold are pledged to GPM to secure certain indemnification and payment obligations granted to GPM by the Riiser Seller. At the end of the pledge period, GPM will have the right to purchase these units for approximately $3.0 million, to be paid by cash or shares as to be determined by GPM and the Riiser Seller has the right to cause certain payment obligations to be satisfied by tendering X Units to the Company.

4. Acquisitions

Empire Acquisition

Following a purchase agreement entered into on December 17, 2019 (the “Purchase Agreement”) between a fully owned subsidiary of GPM, GPMP and unrelated third-parties (the “Empire Sellers”), on October 6, 2020 (the “Closing Date”), the acquisition closed for the purchase of (i) the Empire Sellers’ wholesale business of supplying fuel which included 1,453 gas stations operated by others (dealers) and (ii) 84 self-operated convenience stores and gas stations, all in 30 states, out of which 10 states in which GPM was not active in prior to the Closing Date and the District of Columbia (the “Empire Acquisition”).

As part of the Empire Acquisition, on the Closing Date, the Empire Sellers: (i) sold to GPMP the rights according to agreements with fuel suppliers and all of the rights to supply fuel to 1,537 sites; (ii) sold to a subsidiary of GPM the fee simple ownership rights in 64 sites; (iii) assigned to various of GPM’s subsidiaries leases of 132 sites (including two vacant parcels and one non-operating site) (the “third party leases”); (iv) leased to certain of GPM’s subsidiaries 34 sites (including one vacant parcel) that are valued at approximately $60 million that are owned by the Empire Sellers, at terms as specified below (collectively the “Sellers’ Leases”); and (v) sold and assigned to various of GPM’s subsidiaries and GPMP the equipment, inventory, agreements, intangible assets and other rights with regard to the wholesale and retail businesses acquired (collectively, the “Acquired Operations”).

The consideration to the Empire Sellers for the Acquired Operations, based on the Purchase Agreement and an amendment dated October 5, 2020, was as follows:

•

The consideration paid to the Empire Sellers on the Closing Date totaled approximately $353 million (the “Base Consideration”), and in addition, approximately $10.6 million was paid for the cash and inventory in the stores, net of deposit amounts and other collateral provided by the dealers, as of the Closing Date (collectively, the “Closing Consideration”). The Closing Consideration is subject to post-closing adjustments.

•

On each of the first five anniversaries of the Closing Date, the Empire Sellers will be paid an amount of $4.0 million (total of $20.0 million) (the “Additional Consideration”). If the Empire Sellers are entitled to amounts on account of the Contingent Consideration (as defined below), these amounts will initially be applied to accelerate payments on account of the Additional Consideration.

•

An amount of up to $45.0 million (the “Contingent Consideration”) will be paid to the Empire Sellers according to mechanisms set forth in the Purchase Agreement, with regard to the occurrence of the following events during the five years from the Closing Date (the “Earnout Period”): (i) sale and lease to third parties or transfer to self-operation by GPM of sites which leases to third parties expired or are scheduled to expire during the Earnout Period, (ii) renewal of agreements with dealers at sites not leased or owned by GPM which agreements expired or are scheduled to expire during the Earnout Period, (iii) improvement in the terms of the agreements with fuel suppliers (with regard to the Acquired Operations and/or GPM’s sites as of the Closing Date), (iv) improvement in the terms of the agreements with transportation companies (with regard to the Acquired Operations and/or GPM’s sites as of the Closing Date), and (v) the closing of additional wholesale transactions that the Empire Sellers has engaged in prior to the Closing Date.  The measurement and payment of the Contingent Consideration will be made once a year.

Each of the Empire Sellers’ Leases is for a term of 15 years, which can be extended by six additional five- year terms, in consideration for an initial total annual base rent payment of approximately $4.2 million, with increases during the term of the lease as set forth in the lease agreement. GPM was granted options to purchase each of the sites during and at the end of the initial five year term and has a right of first refusal to purchase the assets in the event of sale of the assets to third parties during such term, all as determined in the lease agreements.

The Purchase Agreement includes the Empire Sellers’ undertaking to indemnify GPM for certain breaches of representations and warranties made by the Empire Sellers as specified in the Purchase Agreement, subject to certain time and amounts limitations as determined in the Purchase Agreement.

$350 million of the Closing Consideration was paid by use of the Capital One Line of Credit (as defined in Note 12 below). In addition, on the Closing Date, in accordance with the Ares Credit Agreement as described in Note 12 below, the Delayed Term Loan A in an amount of $63 million was provided to GPM, and was used for the payment of the balance of the Closing Consideration and is to be used by GPM to finance working capital, other payments related to the Empire Acquisition, including payments on account of the Additional Consideration and the Contingent Consideration, at GPM’s discretion.

The details of the business combination were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$13,842
GPMP Capital One Line of Credit	350,000
Liability resulting from Additional Consideration	17,560
Liability resulting from Contingent Consideration	7,205
Total consideration	$388,607
Assets acquired and liabilities assumed at the date of acquisition:
Cash and cash equivalents	$174
Inventory	12,552
Other current assets	6,491
Current assets	19,217
Property and equipment, net	125,630
Wholesale fuel supply contracts	194,000
Option to acquire ownership rights	11,285
Right-of-use assets under operating leases	210,352
Right-of-use assets under financing leases	15,120
Environmental receivables	451
Deferred tax asset	8,385
Other non-current assets	750
Non-current assets	565,973
Other current liabilities	(2,558)
Operating leases, current portion	(9,737)
Financing leases, current portion	(192)
Current liabilities	(12,487)
Other non-current liabilities	(1,834)
Environmental liabilities	(1,151)
Asset retirement obligations	(15,168)
Operating leases	(192,763)
Financing leases	(13,165)
Non-current liabilities	(224,081)
Total identifiable net assets	348,622
Goodwill	$39,985

Consideration paid in cash	$363,842
Less: cash and cash equivalent balances acquired	(174)
Net cash outflow on acquisition date	$363,668

The Company included identifiable tangible assets and identifiable liabilities at their fair value based on the information available to the Company’s management on the Closing Date, including, among other things, an evaluation performed by external consultants for this purpose. Specifically, the valuation of the wholesale fuel supply contracts was performed by an external consultant using a combination of the income approach with a weighted average discount rate of 13% and the market approach with a multiple of 4.0x EBITDA. The weighted average useful life of the wholesale fuel supply contracts on the date of acquisition was 12 years.  The option to acquire ownership rights was valued using a Black-Scholes model and is not being amortized.

The initial accounting treatment of the Empire Acquisition reflected in these consolidated financial statements is provisional as the Company has not yet finalized the initial accounting treatment of the business combination, and in this regard, has not finalized the valuation of the fair value of the business acquisition consideration, some of the assets and liabilities acquired and the goodwill resulting from the acquisition, mainly due to the period of time between the acquisition date and the date of the consolidated financial statements.  Therefore, some of the fair value information is still provisional and changes may occur that will affect the information as included in the consolidated financial statements.

As a result of the business acquisition, the Company recorded goodwill of approximately $40.0 million, all of which was allocated to the GPMP segment and attributable to the opportunities to expand into new geographic locations and add a significant amount of volume to the GPMP segment.  None of the goodwill recognized is tax deductible for US income tax purposes.

Acquisition-related costs amounting to approximately $4.2 million and $1.5 million have been excluded from the consideration transferred and have been recognized as an expense within the other expenses (income), net line in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively.  No acquisition-related costs were recognized for the year ended December 31, 2018.

Results of operations for the acquisition were reflected in the consolidated statement of operations for the year ended December 31, 2020 for the period subsequent to the Closing Date.  For the period from the Closing Date through December 31, 2020, the Company recognized $377.8 million in revenues and $7.7 million in net loss related to the Empire Acquisition.

Impact of Acquisitions (unaudited)

The following summary of the results of operations of the Company is presented using the assumption that the Empire Acquisition had been effective January 1, 2019.  These pro forma results of the Company have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the acquisition occurred as of January 1, 2019, nor is it indicative of future operating results.

	For the year ended December 31,
	2020	2019
	(unaudited)
	(in thousands)
Total revenue	$5,114,694	$6,472,820
Net income (loss)	39,265	(60,050)

Riiser Acquisition

On December 3, 2019, GPM purchased 64 company-operated sites (the “Purchased Sites” and the “Acquired Activity”) located in Wisconsin (the “Riiser Acquisition”) from a third party (the “Riiser Seller”).

At the closing, GPM purchased and assumed, among other things, agreements with suppliers (other than fuel suppliers), lease agreements relating to all the Purchased Sites, equipment at the Purchased Sites, franchises and licenses for use of trade names, inventory and goodwill with regard to the Acquired Activity.  In addition, at the closing, the Riiser Seller contributed to GPMP all of the Riiser Seller’s rights to existing fuel supply contracts with fuel suppliers and the right to supply fuel to the Purchased Sites.

The majority of the Purchased Sites are leased from third parties. The annual rent for the Purchased Sites is approximately $7.6 million, to be increased during the terms of the leases as customary.

The cash consideration paid at closing was approximately $27.8 million, as detailed below:

•

An amount of $13.2 million was paid by GPM, out of which $6.8 million was paid for cash and inventory at the Purchased Sites on the closing date and other adjustments. This was financed with the GPM PNC Line of Credit (as described in Note 12 below).  In accordance with the purchase agreement, since the store level EBITDA of the Acquired Activity (as defined by the parties) for 2020 was less than the amount specified in the purchase agreement, the Riiser Seller owes the Company $3.4 million as of December 31, 2020.

•	An amount of approximately $14.6 million was funded by GPMP by use of the Capital One Line of Credit (as described in Note 12 below).

In addition, approximately $15.1 million was paid to the Riiser Seller by way of issuing limited partnership units of GPMP as described above.

The purchase agreement includes the Riiser Seller’s undertaking with regard to indemnification subject to certain time and amount limitations as determined in the purchase agreement.

The details of the business combination were as follows:

Amount
Fair value of consideration transferred:	(in thousands)
Cash	$13,186
Non-controlling interest in GPMP	13,893
GPMP Capital One Line of Credit	14,600
Payable to Riiser Seller	320
Less: asset resulting from contingent consideration	(2,088)
Total consideration	$39,911
Assets acquired and liabilities assumed at the date of acquisition:
Cash and cash equivalents	$489
Inventory	6,973
Other current assets	235
Current assets	7,697
Property and equipment, net	15,345
Trade name	1,000
Right-of-use assets under operating leases	75,171
Other non-current assets	699
Deferred tax assets	3,324
Non-current assets	95,539
Other current liabilities	(1,395)
Current liabilities	(1,395)
Other non-current liabilities	(14)
Environmental liabilities	(153)
Asset retirement obligations	(4,226)
Operating leases	(87,458)
Non-current liabilities	(91,851)
Total identifiable net assets	9,990
Goodwill	$29,921

Consideration paid in cash	$27,786
Less: cash and cash equivalent balances acquired	(489)
Net cash outflow on acquisition date	$27,297

The Company included identifiable tangible assets and identifiable liabilities at their fair value based on the information available to the Company’s management on the acquisition closing date, including, among other things, an evaluation performed by external consultants for this purpose. The useful life of the trade name on the date of acquisition was five years.

As a result of the business acquisition, the Company recorded goodwill of approximately $29.9 million, all of which was allocated to the GPMP segment and attributable to the opportunities to expand into new geographic locations and add a significant amount of volume to the GPMP segment.  None of the goodwill recognized is tax deductible for US income tax purposes.

Acquisition-related costs amounting to approximately $0.5 million and $0.9 million have been excluded from the consideration transferred and have been recognized as an expense within the other expenses (income), net line in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively.  No acquisition-related costs were recognized for the year ended December 31, 2018.

Results of operations for the acquisition were reflected in the consolidated statement of operations for the year ended December 31, 2019 for the period subsequent to the closing date.  For the period from the closing date through December 31, 2019, the Company recognized $15.2 million in revenues and an immaterial amount in net income (loss) related to the Riiser Acquisition.

Additional 2019 Acquisitions

Town Star Acquisition – On April 2, 2019, GPM purchased from a third party 18 company-operated convenience stores and gas stations located in Florida, which were leased from third parties (the “Town Star Acquisition”). The consideration paid on account of the Town Star Acquisition (including transition service agreement costs of $1.2 million) was approximately $4.1 million and was primarily financed with the GPMP Capital One Line of Credit (as described in Note 12). At the closing, GPMP purchased the right to supply fuel to the acquired sites in exchange for GPM amending its fuel supply agreement with GPMP for 10 years with respect to such acquired sites. The seller was in a Chapter 11 bankruptcy proceeding.

Cash and Sons Acquisition – On October 16, 2019, GPM purchased from a third party five company-operated convenience stores and gas stations located in Arkansas (the “Cash and Sons Acquisition”).  The consideration paid at closing was approximately $3.0 million plus $0.5 million primarily for the value of cash and inventory in the stores on the closing date.  As part of the purchase agreement, GPM leases the stores under a master lease from the seller for 15 years, with six additional five year options.  The master lease contains purchase options granting GPM the right to purchase the sites.

The details of these two additional business acquisitions were as follows:

Amount
Fair value of consideration transferred:	(in thousands)
Cash	$867
GPMP Capital One Line of Credit	5,500
Total consideration	$6,367
Assets acquired and liabilities assumed at the dates of acquisition:
Cash and cash equivalents	$77
Inventory	1,623
Other current assets	98
Current assets	1,798
Environmental receivables	18
Property and equipment, net	3,910
Right-of-use assets under operating leases	20,189
Options to acquire ownership rights	1,315
Other non-current assets	20
Non-current assets	25,452
Other current liabilities	(215)
Current liabilities	(215)
Environmental liabilities	(431)
Asset retirement obligations	(768)
Operating leases	(19,291)
Deferred tax liabilities	(29)
Other non-current liabilities	(8)
Non-current liabilities	(20,527)
Total identifiable net assets	6,508
Bargain gain recorded on the Town Star Acquisition	(406)
Goodwill recorded on the Cash and Sons Acquisition	$265
Consideration paid in cash	$6,367
Less: cash and cash equivalent balances acquired	(77)
Net cash outflow on acquisition dates	$6,290

The Company included identifiable tangible assets and identifiable liabilities at their fair value based on the information available to the Company’s management on the acquisition closing date, including, among other things, an evaluation performed by external consultants for this purpose. The useful life of the options to acquire ownership rights on the date of acquisition was approximately 10 years.

The Town Star Acquisition resulted in a gain on bargain purchase of approximately $0.4 million which represented the difference between the fair value of the assets acquired and liabilities recognized of approximately $3.3 million and the total fair value of the consideration transferred of approximately $2.9 million, and was primarily the result of the seller being in bankruptcy. The Company recognized this gain within the other expenses (income), net line item in the consolidated statements of operations.

As a result of the Cash and Sons Acquisition, the Company recorded goodwill of approximately $0.3 million. The goodwill was fully allocated to the GPMP segment and attributable to the opportunities to expand within existing geographic locations and add volume to the GPMP segment. None of the goodwill recognized is tax deductible for US income tax purposes.

Acquisition-related costs amounting to $2.0 million (which include a transition service agreement with the Town Star seller) have been excluded from the consideration transferred and have been recognized as an expense within other expenses (income), net line in the consolidated statements of operations for the year ended December 31, 2019. No acquisition-related costs were recognized for the years ended December 31, 2020 and 2018.

Results of operations for the acquisition were reflected in the consolidated statement of operations for the year ended December 31, 2019 for the period subsequent to the closing date.  For the period from the closing dates through December 31, 2019, the Company recognized $46.1 million in revenues and $0.7 million in net loss related to these acquisitions.

E-Z Mart Acquisition

On December 21, 2017, GPM, together with a fully owned subsidiary, entered into a purchase agreement with unrelated third-parties (the “E-Z Sellers”) for the acquisition of retail activity that included 267 self-operated convenience stores and gas stations, wholesale activity that included fuel distribution to six sites and additional assets, in four states in the southern part of the US (the “E-Z Mart Acquisition”). The closing occurred on April 17, 2018.

At the closing, the E-Z Sellers: (i) sold to GPM the fee simple ownership in 48 sites, together with the fee simple ownership in two assets that are used for offices and maintenance and in seven land parcels; (ii) assigned to GPM the leases of 33 sites; (iii) leased to GPM 114 sites that remain owned by the E-Z Sellers, at terms specified below; (iv) sold to GPM the rights under the contracts with third-party fuel suppliers relating to the 273 sites and all of the rights to supply fuel to the sites (the “Fuel Distribution Rights”) and (v) sold to GPM and assigned to it the E-Z Sellers’ agreements with suppliers, equipment, inventory, intangible assets and other rights with regard to the 273 sites (all sites and assets described above, including purchased and assigned agreements, collectively, the “Acquired Operations”).

The total consideration paid to the E-Z Sellers was approximately $62.1 million (including post-closing adjustments of $2.3 million that were recorded at the closing date as a payable to E-Z Sellers primarily related to adjustments for cash and inventory and subsequently paid in June 2018), out of which approximately $26.5 million was for cash and inventory at the sites and other adjustments. A total of $35.0 million of the consideration was financed through a related-party loan from Arko Holdings, approximately $16.2 million was financed from the net proceeds of a sale-leaseback transaction of property unrelated to the acquisition completed in December 2017 and the balance primarily from the GPM PNC Line of Credit.

The lease from the E-Z Sellers is for a term of 15 years, which can be extended for up to six additional five year terms, in consideration for an initial annual base rent payment of approximately $10.2 million, with increases during the term of the lease as set forth in the lease agreement. In addition to the rent, the E-Z Sellers are entitled to an additional amount for the E-Z Sellers to provide certain services for the benefit of the sites and payment of real property tax and insurance costs.

According to the lease terms, GPM was granted the option to purchase (which cannot be partially exercised without the E-Z Sellers’ permission) the fee simple ownership in 92 of the sites leased from the E-Z Sellers (the “option to acquire ownership rights”) for a purchase price of approximately $114 million as of December 31, 2020. The option can be exercised within the first three years from the closing or within 60 days of the expiration of the fifth year from the closing. To the extent the option is exercised and the closing of the purchase of the sites occurs prior to the expiration of the third year from the closing, the E-Z Sellers shall receive rent for a minimum period of three years from the closing of the E-Z Mart Acquisition in addition to the exercise price. In addition, during the lease term, GPM was granted a right of first refusal for the purchase of these sites if the E-Z Sellers wish to sell them to any third party.

Regarding up to five additional sites, the E-Z Sellers were granted the right to require GPM to purchase those sites.  In November 2019, GPM purchased four out of the five sites.  The E-Z Sellers’ right with regard to the fifth site expired. Concurrently, an unrelated real estate investment trust acquired the fee simple ownership rights in the above four sites plus four other owned sites (collectively, the “Sold Sites”), and simultaneously with such closing, those sites were leased back to GPM.  According to the agreement with the real estate investment trust, the purchase price for the Sold Sites was approximately $16.0 million.  The lease of the Sold Sites is for a term of 20 years, which can be extended for up to four additional five year terms, in consideration for an initial annual base rent payment of approximately $1.2 million. The lease of the Sold Sites was classified as an operating lease in the consolidated financial statements.  As a result of this transaction, the Company recorded a $6.0 million gain in other expenses (income), net in the consolidated statements of operations for the year ended December 31, 2019.

Regarding seven additional sites, GPM has options to purchase each of those sites for a per site purchase price determined in the lease agreement (a total of approximately $11.0 million for all seven sites). The option to purchase each of the seven sites can be exercised at the same periods as the option to acquire ownership rights.

At the closing, two US real estate funds purchased directly from the E-Z Sellers the fee simple ownership in 78 of the Purchased Sites for consideration of approximately $135 million and leased those sites as financing leases to GPM for terms of 15 and 20 years, including five year extension options each so the lease term under the options is 20 years.  The initial annual base rent payments were approximately $9.8 million.

The purchase agreement included provisions according to which up to 10 additional sites may be built by the E-Z Sellers on land parcels currently owned by the E-Z Sellers and leased to GPM (the “options to develop stores”).

On the closing date, GPM contributed the Fuel Distribution Rights to GPMP in exchange for units of GPMP.

The details of the business combination were as follows:

Amount
Fair value of consideration transferred:	(in thousands)
Cash	$52,244
PNC Line of Credit	9,891
Total consideration	$62,135
Assets acquired and liabilities assumed at the date of acquisition:
Cash and cash equivalents	$1,112
Inventory	22,532
Other current assets	3,855
Current assets	27,499
Property and equipment, net	169,596
Option to acquire ownership rights	8,613
Options to develop stores	1,734
Trade name	9,185
Fair value of favorable leases	8,366
Environmental receivables	239
Non-current assets	197,733
Other current liabilities	(893)
Current liabilities	(893)
Other non-current liabilities	(105)
Environmental liabilities	(567)
Asset retirement obligations	(7,436)
Fair value of unfavorable leases	(19,131)
Deferred tax liability	(5,039)
Capital leases	(105,900)
Non-current liabilities	(138,178)
Total identifiable net assets	86,161
Bargain gain	$(24,026)

Consideration paid in cash	$62,135
Less: cash and cash equivalent balances acquired	(1,112)
Net cash outflow on acquisition date	$61,023

The Company included identifiable tangible assets and identifiable liabilities at their fair value based on the information available to the Company’s management on the acquisition closing date, including, among other things, an evaluation performed by external consultants for this purpose. The useful life of the options to acquire ownership rights, the options to develop stores and the trade name on the date of acquisition was approximately five years each.

The E-Z Mart Acquisition resulted in a gain on bargain purchase of approximately $24.0 million which represented the difference between the fair value of the assets acquired and liabilities recognized of approximately $86.2 million and the total fair value of the consideration transferred of approximately $62.1 million. The Company recognized this gain and recorded it within the other expenses (income), net line item in the consolidated statements of operations.

The Company believes there were several advantages to the E-Z Sellers embedded in the transaction which made the E-Z Sellers prefer the transaction with GPM according to the agreed upon terms.  These advantages included, per the Company’s belief, primarily: (1) the preference for the sale of all the Purchased Sites to a buyer who would continue to operate and manage all the Purchased Sites under the E-Z Sellers’ brand (E-Z Mart), in view of the fact that E-Z Mart was a private, family-owned company that was established by the father of the owner of the E-Z Sellers and managed by the E-Z Sellers for 30 years; (2) the relatively high degree of certainty that the transaction would indeed be consummated, among other things, in light of the absence of a financing arrangement as a condition precedent to the transaction; (3) GPM’s proven track record of completing acquisitions of this scale in a timely and efficient manner in the past; (4) the lower likelihood of not requiring a second-round antitrust review or divestitures that might have been required in case of a sale to other convenience stores chains operating in the areas in which E-Z Mart operates; (5) the advantage in obtaining consents from E-Z Mart’s fuel suppliers for the sale to the GPM versus a sale to other convenience store chains that do not work with those fuel suppliers or that operate only unbranded gas stations; (6) economic advantages (including tax advantages) arising from the agreement with GPM, especially derived from the fact that the E-Z Sellers retained the real estate ownership in more than 100 sites and leased them under a long-term lease to GPM in consideration for rent, instead of an immediate sale of those sites; and (7) economic advantages (including tax advantages) for the E-Z Sellers embodied in the future development of approximately 10 additional sites and their lease to GPM instead of an immediate sale of those sites.

Acquisition-related costs amounting to approximately $6.4 million have been excluded from the consideration transferred and have been recognized as an expense within the other expenses (income), net line in the consolidated statements of operations for the year ended December 31, 2018.  No acquisition-related costs were recognized for the years ended December 31, 2020 and 2019.

Results of operations for the acquisition were reflected in the consolidated statement of operations for the year ended December 31, 2018 for the period subsequent to the closing date.  For the period from the closing date through December 31, 2018, the Company recognized $640.0 million in revenues and $6.8 million in net income related to the E-Z Mart Acquisition.

Additional 2018 Acquisitions

1-Stop Acquisition: On June 13, 2018, 11 convenience stores and gas stations located in Michigan were acquired (the “1-Stop Acquisition”). The consideration paid at closing was approximately $3.5 million plus $0.9 million primarily for the value of cash and inventory in the stores on the closing date less other adjustments. At the closing, GPMP purchased the right to supply fuel to the acquired sites in exchange for GPM amending its fuel supply agreement with GPMP for 10 years with respect to such acquired sites. As part of the purchase agreement, GPM leases the stores from the former owner.

Crenco Acquisition: On March 7, 2018, five convenience stores and gas stations located in the South Carolina, were acquired (the “Crenco Acquisition”). The consideration paid was approximately $5.3 million plus approximately $0.7 million for cash and inventory in the stores on the closing date.  At the closing, GPMP purchased the right to supply fuel to the acquired sites in exchange for GPM amending its fuel supply agreement with GPMP for 10 years with respect to such acquired sites.  At the closing, GPM purchased three of the properties and leased the other two stores from the former owner.  The leases each contain a purchase option granting GPM the right to purchase the sites.

The details of these two additional 2018 business acquisitions were as follows:

Amount
Fair value of consideration transferred:	(in thousands)
Cash	$1,194
GPMP KeyBank Revolving Credit Facility	8,300
PNC Line of Credit	935
Total consideration	$10,429
Assets acquired and liabilities assumed at the dates of acquisition:
Cash and cash equivalents	$79
Inventory	1,630
Other current assets	94
Current assets	1,803
Environmental receivables	22
Property and equipment, net	5,240
Option to acquire ownership rights	1,397
Deferred tax asset	456
Non-current assets	7,115
Other current liabilities	(174)
Current liabilities	(174)
Environmental liabilities	(42)
Asset retirement obligations	(449)
Non-current liabilities	(491)
Total identifiable net assets	8,253
Goodwill	$2,176
Consideration paid in cash	10,429
Less: cash and cash equivalent balances acquired	(79)
Net cash outflow on acquisition dates	$10,350

The Company included identifiable tangible assets and identifiable liabilities at their fair value based on the information available to the Company’s management on the acquisition closing dates, including, among other things, an evaluation performed by external consultants for this purpose. The useful life of the options to acquire ownership rights on the date of acquisition was approximately six years.

As a result of the business acquisitions, the Company recorded goodwill of approximately $2.2 million. The goodwill was fully allocated to the GPMP segment and attributable to the opportunities to expand within existing geographic locations and add a significant amount of volume to the GPMP segment. None of the goodwill recognized is tax deductible for US income tax purposes.

Acquisition-related costs amounting to $0.4 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses (income), net line in the consolidated statements of operations for the year ended December 31, 2018. No acquisition-related costs were recognized for the years ended December 31, 2020 and 2019.

Results of operations for the acquisition were reflected in the consolidated statement of operations for the year ended December 31, 2018 for the period subsequent to the closing dates.  For the period from the closing date through December 31, 2018, the Company recognized $67.0 million in revenues and $1.1 million in net income related to these acquisitions.

5. Trade Receivables

Trade receivables consisted of the following:

	As of December 31,
	2020	2019
	(in thousands)
Credit card receivables	$23,593	$19,895
Dealer and customer credit accounts receivables, net	23,347	3,295
Total trade receivables, net	$46,940	$23,190

An allowance for credit losses is provided based on management’s evaluation of outstanding accounts receivable. The Company had reserved $569 thousand and $384 thousand for uncollectible dealer and customer credit accounts receivables as of December 31, 2020 and 2019, respectively.

6. Inventory

Inventory consisted of the following:

	As of December 31,
	2020	2019
	(in thousands)
Fuel inventory	$38,125	$41,508
Merchandise inventory	118,285	109,170
Lottery inventory	7,276	7,074
Total inventory	$163,686	$157,752

Merchandise inventory consisted primarily of cigarettes, other tobacco products, beer, wine, non-alcoholic drinks, candy, snacks, dairy products, prepackaged food and other grocery items.

7. Other Current Assets

Other current assets consisted of the following:

	As of December 31,
	2020	2019
	(in thousands)
Vendor receivables	$42,210	$32,538
Asset resulting from contingent consideration	3,375	2,088
Prepaid expenses	11,152	6,587
Environmental receivables	1,238	998
Income tax receivable	803	2,086
Due from related parties	1,673	1,033
Other current assets	26,904	13,039
Total other current assets	$87,355	$58,369

8. Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2020	2019
	(in thousands)
Land	$92,283	$62,995
Buildings and leasehold improvements	183,075	143,277
Equipment	441,084	343,823
Accumulated depreciation	(224,929)	(182,944)
Total property and equipment, net	$491,513	$367,151

Depreciation expense, including property and equipment under capital leases in 2018, was $49.5 million, $40.4 million and $45.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

9. Goodwill and Intangible Assets

Goodwill

The Company reports revenue and operating results for three operating segments: retail, wholesale and GPMP (see Note 22 for a description of these operating segments).  The following summarizes the activity in goodwill, by segment:

	Retail	GPMP	Total
	(in thousands)
Beginning balance, January 1, 2019	$14,861	$88,905	$103,766
Goodwill attributable to acquisitions during the year	—	30,186	30,186
Ending balance, December 31, 2019	$14,861	$119,091	$133,952
Goodwill attributable to acquisitions during the year	—	39,985	39,985
Ending balance, December 31, 2020	$14,861	$159,076	$173,937

Intangible Assets

Intangible assets consisted of the following:

	As of December 31,
	2020	2019
	(in thousands)
Wholesale fuel supply agreements	$198,069	$4,069
Trade names	32,494	32,494
Options to acquire ownership rights and develop stores	25,319	14,034
Other intangibles	18,105	18,055
Accumulated amortization – Wholesale fuel supply agreements	(7,566)	(3,336)
Accumulated amortization – Trade names	(26,127)	(22,203)
Accumulated amortization – Options to acquire ownership rights and develop stores	(6,376)	(3,994)
Accumulated amortization – Other intangibles	(15,786)	(14,148)
	$218,132	$24,971

Franchise rights of $0.3 million and $0.3 million as of December 31, 2020 and 2019, respectively, were not currently being amortized.  Options to acquire ownership rights of $11.3 million as of December 31, 2020 were not being amortized.

As of December 31, 2020, the weighted average remaining amortization period for wholesale fuel supply agreements, trade names, options to acquire ownership rights and develop stores, and franchise rights are approximately 12 years, two years, two years and 16` years, respectively.  Amortization expense related to definite lived intangible assets was $12.2 million, $9.0 million and $8.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Estimated amortization expense for each of the next five years and thereafter is expected to be as follows:

Future Amortization Expense	Amount
(in thousands)
2021	$23,607
2022	20,885
2023	18,069
2024	16,745
2025	16,483
Thereafter	110,738
$206,527

10. Other Current Liabilities

The components of other current liabilities were as follows:

	As of December 31,
	2020	2019
	(in thousands)
Accrued employee costs	$28,404	$6,714
Fuel and other taxes	29,817	21,034
Accrued insurance liabilities	8,139	7,477
Accrued expenses	36,629	15,974
Environmental liabilities	3,714	3,317
Deferred vendor income	11,328	9,294
Accrued income taxes payable	3,521	730
Liabilities resulting from Additional and Contingent Consideration	9,569	—
Other accrued liabilities	2,516	2,979
Total other current liabilities	$133,637	$67,519

11. Other Non-current Liabilities

The components of other non-current liabilities were as follows:

	As of December 31,
	2020	2019
	(in thousands)
Environmental liabilities	$9,798	$11,777
Deferred vendor income	22,806	22,049
Liabilities resulting from Additional and Contingent Consideration	15,546	—
Ares Put Option	9,831	—
Other non-current liabilities	12,185	2,555
Total other non-current liabilities	$70,166	$36,381

12. Debt

The components of debt were as follows:

	As of December 31,
	2020	2019
	(in thousands)
Bonds (Series C)	$76,582	$84,531
Bonds (Series H)	—	277
Related-party loan	—	11,718
PNC lines of credit	—	82,824
PNC term loans	32,354	72,069
M&T debt	27,898	25,142
Ares term loan	215,433	—
Insurance premium notes	3,488	714
Capital One line of credit	394,035	43,360
Less current portion	(40,988)	(101,955)
Total long-term debt, net	$708,802	$218,680

Bonds

Bonds (Series C)

On June 26, 2016, Arko Holdings issued NIS 138,337,000 (approximately $35.6 million) par value of bonds (Series C), bearing a fixed annual interest rate of 4.85% not linked (principal and interest) to any index (the “Bonds (Series C)”). The immediate proceeds of the offering amounted to approximately $35.6 million (approximately $35.0 million net of issuance costs).  On February 23, 2017 (through a private placement) and on February 18, 2018 (through a public placement), Arko Holdings raised an additional NIS 35 million and NIS 200 million par value of Bonds (Series C) for a total gross consideration of approximately $9.8 million and $59.9 million, respectively.

The principal of Bonds (Series C) is payable in eight unequal annual installments on June 30 of each year from 2017 through 2024.

The interest on the Bonds (Series C) is paid in equal semi-annual installments at a rate of 2.425% on June 30 and December 31 of each year from 2017 through 2023 and on June 30, 2024.  As of December 31, 2020, the par value of Bonds (Series C) was NIS 243,234,808, and the effective interest rate was approximately 4.40%.

For details regarding intercompany loans provided by Arko Holdings to GPM from the proceeds of the Bonds (Series C) offerings and their full repayment on February 28, 2020, see Note 19 below.

On March 8, 2021, Arko Holdings delivered a notice of optional full redemption (the “Redemption”) of the Bonds (Series C). The notice provides that the Redemption will occur on March 30, 2021 in accordance with the optional redemption provisions of the deed of trust governing the Bonds (Series C) (“Deed of Trust”). Arko Holdings will redeem the Bonds (Series C) at a redemption price equal to approximately NIS 1.084 for every NIS 1 par value (approximately $0.325 as of March 8, 2021 per NIS 1 par value) of Bonds (Series C) outstanding (including additional interest for the early redemption and accrued and unpaid interest thereon to the redemption date for the Bonds (Series C)). The total amount paid to holders of the Bonds (Series C) will be approximately NIS 264 million (approximately $79 million as of March 8, 2021).

Collateral – To secure the Bonds (Series C), Arko Holdings has registered in favor of the trustee for the Bonds (Series C) holders: (i) a first-degree fixed pledge on 33.8% of the issued and outstanding share capital of A.C.S Stores Ltd. (“ACL”), a wholly owned and controlled subsidiary of Arko Holdings which wholly owns and controls ACS; and (ii) a fixed and current first degree pledge on Arko Holdings’ bank account in which reserve amounts in respect of the principal and interest are deposited (“Reserved Principal and Interest Account”). Under the Deed of Trust, Arko Holdings undertook to deposit in the Reserved Principal and Interest Account an amount equal to the semi-annual interest payment for the subsequent semi-annual period and any amount received by it from ACS, ACL or GPM, up to an amount equal to half of the next principal payment. As of December 31, 2020, a total of approximately $2.8 million is deposited in the Reserved Principal and Interest Account.

Restrictions and Limitations under the Deed of Trust – The Deed of Trust includes certain restrictions and limitations on Arko Holdings, including with regard to dividend distributions and assumption of financial obligations by ACL and ACS. The Deed of Trust also requires full early redemption in certain events, including if Arko Holdings ceases to indirectly control GPM.

Buyback Plan – On March 29, 2020, Arko Holdings adopted a buyback plan for the acquisition of Bonds (Series C), in an amount of up to $13.9 million, effective until March 31, 2021, at a price to be determined at the discretion of management. In April 2020, Arko Holdings purchased approximately NIS 7.2 million par value Bonds (Series C) in consideration for approximately $2.0 million (NIS 7.2 million).

Bonds (Series H)

In 2014 and 2015, Arko Holdings issued approximately NIS 180.4 million par value of bonds (Series H), convertible to Arko Holdings’ shares (the “Bonds (Series H)”). In the year ended December 31, 2020, the entire outstanding balance of Bonds (Series H) was fully redeemed following a voluntary redemption of NIS 309,204 par value of Bonds (Series H) and an early redemption (in accordance with an approval from the district court) of NIS 142,477 par value of Bonds (Series H).

Financing Agreements

Type of financing	Amount of financing	Financing payment terms	Interest rate (1)	Interest rate as of December 31, 2020	Amount financed as of December 31, 2020 (in thousands)	Balance as of December 31, 2020 (net of deferred financing costs) (in thousands)
GPM Investments, LLC
Ares Term Loan	$225 million	The principal of the loan will be repaid in four equal quarterly installments in a total amount of 1% per annum with the remaining balance due on the maturity date of February 28, 2027. Beginning February 28, 2021, GPM has the right to repayment without prepayment penalty.	ABR plus 3.75% (2) LIBOR (not less than 1.5%) plus 4.75% (3) Unused fee - 1.0%	7.00% 6.25%	No borrowings under ABR 223,785 with fixed LIBOR for 30 days	215,433
PNC Line of Credit	Up to $140 million (prior to October 6, 2020, $110 million)	Maturity date of December 22, 2022 Beginning December 21, 2020, GPM has the right to repayment without prepayment penalty.	LIBOR plus 1.75% (4) ABR plus 0.5% (5) (6) Unused fee - 0.375%	1.40% based on a 1.25% margin 3.25%	None 112,858 unused based on borrowing base	—
M&T Term Loan	$26 million	The principal is paid in equal monthly installments of approximately $207 thousand (principal and interest) with the remaining balance of $19.8 million due on the maturity date of December 10, 2021. The M&T Term Loan can be prepaid at anytime subject to a fee calculated as approximately 1% of the principal amount of the loan.	Fixed rate	5.06%	20,685	20,588
Other M&T Term Loans	$8.1 million	The principal is being paid in equal monthly installments including interest of approximately $114 thousand with the remaining balance due on the maturity dates ranging from December 2021 through August 2024. The other M&T Term Loans can be prepaid at anytime subject to a fee calculated as a percentage of the principal amount of the loan, with such percentage decreasing over the term of the loan from 5% to 1%.	Fixed rate	3.06% to 5.26%	7,343	7,310

Type of financing	Amount of financing	Financing payment terms	Interest rate (1)	Interest rate as of December 31, 2020	Amount financed as of December 31, 2020 (in thousands)	Balance as of December 31, 2020 (net of deferred financing costs) (in thousands)
GPMP
GPMP PNC Term Loan (7)	$32.4 million	The principal of the loan will be repaid in full in one payment on the maturity date of December 22, 2022, and the interest is paid on a monthly basis. GPMP will repay the GPMP PNC Term Loan when the obligations owed under the PNC Credit Line Agreement are repaid in full. See below.	LIBOR plus 0.50% Base rate (5)	0.65% 3.25%	32,400 with fixed LIBOR rate for 30 days 16 under base rate	32,354
GPMP Capital One Line of Credit	Up to $500 million (prior to October 6, 2020 - $300 million)	The full amount of the principal is due on the maturity date of July 15, 2024.	LIBOR plus 2.25% to 3.25% Base rate (8) plus 1.25% to 2.25% Unused fee ranges from 0.3% to 0.50% The margin will be determined according to a formula in the financing agreement that depends on the leverage level of GPMP.	3.40% 5.50%	398,300 No borrowings under the Base rate 101,000 unused	394,035
Total						669,720

(1)	The LIBOR can be fixed for 30, 60 or 90 day periods per the discretion of management and in accordance with the mechanisms set in the financing agreements.
(2)

The Alternate Base Rate (“ABR”) is equal to the greatest of: (i) the prime rate, (ii) the federal funds rate plus 0.5% and (iii) the one-month LIBOR plus 1.00% (not less than 1.5%), all as defined in the agreement. Beginning February 28, 2021, if the leverage ratio will be lower than 4.00 to 1, the margin will be reduced to 3.625%. The interest is being paid in quarterly installments under ABR loans.

(3)

Beginning February 28, 2021, if the leverage ratio is lower than 4.00 to 1, the margin will be reduced to 4.625%.  The interest is being paid for LIBOR loans at the end of each LIBOR period but at least every three months.

(4)

Beginning in April 2020, every quarter the LIBOR margin rate is updated based on the quarterly average undrawn availability of the PNC Line of Credit, so that in the event of quarterly average undrawn availability of greater than or equal to 50%, the margin is reduced to 1.25%; in the event of quarterly average undrawn availability less than 50% and greater than or equal to 25%, the margin is reduced to 1.5%; and in the event of quarterly average undrawn availability less than 25%, the margin is 1.75%. For the second quarter ended June 30, 2020, the third quarter ended September 30, 2020 and the fourth quarter ended December 31, 2020, the LIBOR margin rate was 1.75%, 1.25% and 1.25%, respectively. Interest is paid at the end of each LIBOR period.

(5)	ABR is equal to the greatest of (i) PNC’s base rate (prime rate), (ii) the overnight bank funding rate plus 0.5% or (iii) the daily LIBOR plus 1.0%. Interest is paid in monthly installments.
(6)	Beginning in April 2020, the ABR margin rate is updated according to the quarterly average undrawn availability to 0%, 0.25% and 0.5%, based on the credit line usage percentages detailed in (4) above.
(7)	Until this loan is fully repaid, 98% of the outstanding principal amount of this loan is secured by restricted investments.
(8)	Base Rate is equal to the greatest of (i) the administrative agent’s (Capital One) prime rate, (ii) the one-month LIBOR plus 1.00% or (iii) the federal funds rate plus 0.50%.

Ares Credit Agreement

On February 28, 2020 (the “Ares Closing Date”), GPM entered into an agreement with Ares to provide financing in a total amount of up to $347 million (the “Ares Credit Agreement” and the “Ares Loan”). On May 27, 2020, an amendment to the Ares Credit Agreement was signed (the “May 2020 amendment”) pursuant to which the Ares Loan amount was reduced to a total of up to $225 million, as detailed below.

The following is a description of the key terms of the Ares Credit Agreement as amended by the May 2020 amendment.

A loan provided was comprised of the following:

•

Initial Term Loan – $162 million that was provided at the Ares Closing Date. The Initial Term Loan and the proceeds of the Class F Membership Units (as described in Note 3 above) were primarily used to repay the entire outstanding balance of GPM’s related-party loans in the total amount of approximately $118 million (out of which $110 million was paid to Arko Holdings), as well as to prepay the outstanding balance of the term loans from PNC for a total amount of $39.5 million.

•	Delayed Term Loan A – the Delayed Term Loan A in an amount of $63 million was provided to GPM on October 6, 2020 as described in Note 4 above.

All of the above bear the same terms as to payment terms, interest and liens.

The Ares Loan is secured by a pledge on substantially all of the assets of GPM and all of its fully owned subsidiaries which are guarantors (other than assets that cannot be pledged due to regulatory or contractual obligations and assets pledged to M&T) including all of such entities’ rights in their subsidiaries (other than GPMP and certain other subsidiaries).

All of the membership units in GPM have been pledged as collateral to Ares.

Such pledges are in first priority other than second priority pledges on those assets pledged in first priority to PNC and certain other permitted liens.  To the extent that GPM has financing agreements or leasing agreements with other third parties as defined according to ASC 842, GPM has also granted liens in favor of these third parties, which liens have priority over the collateral given to Ares.

The Ares Credit Agreement includes limitations and covenants as follows:

•

The total indebtedness of GPM and its subsidiaries (including GPMP) with regard to existing and future indebtedness, including, among other things, that the revolving line of credit to fund working capital (not including GPMP) will not exceed $200 million, limitations on incurrence of additional debt by GPMP if its total leverage ratio exceeds 4.75 to 1, and additional limitations on existing and future indebtedness, including with regard to indebtedness secured by specific assets.

•

Distributions to the members of GPM other than from equity issuance are subject to, among other things, the existence of excess cash flows (as defined in the Ares Credit Agreement) not required to be applied to prepay loans (or any portion thereof) and to a leverage ratio after such distribution not to exceed 2.85 to 1.

•

Payments on account of the senior preferred membership units of GPM and holders of Class E common membership units of GPM are subject to (unless made from equity issuance proceeds) a leverage ratio not to exceed 2.35 to 1.

•	Additional customary limitations and provisions exist as to payments to related parties, new investments, sale of assets, payment of other indebtedness, liens and reporting requirements, among others.

Defaults of the Ares Credit Agreement include, among other things, the failure to pay principal and interest as required or non-compliance with financial covenants subject to a cure period in accordance with the Ares Credit Agreement.  Upon the occurrence of an event of default in accordance with the Ares Credit Agreement, Ares has variety of remedies, which includes the immediate repayment of the Ares Loan according to the Ares Credit Agreement.

The Ares Credit Agreement includes events in which prepayments of the loan will be mandatory which include, among other things, excess cash flows according to mechanisms determined in the Ares Credit Agreement, net proceeds from sale of assets and net proceeds from additional indebtedness incurred as defined in the Ares Credit Agreement.

Financing Agreements with PNC Bank, National Association (“PNC”)

GPM PNC Facility

Beginning from November 2011, GPM and certain subsidiaries had a financing agreement with PNC (the “GPM PNC Facility”), which was amended from time to time, that provides term loans as well as a line of credit for purposes of financing working capital.  On the Ares Closing Date, the outstanding balance of the PNC term loans were fully paid (other than the GPMP PNC Term Loan) and GPM, certain other of its fully owned subsidiaries and PNC have entered into an amendment, restatement and consolidation of the current financing agreements between the parties (the “PNC Credit Line Agreement”). As part of the amendment, definitions in the PNC Credit Line Agreement were changed to conform to the Ares Credit Agreement.

The PNC Credit Line Agreement consolidated GPM’s two separate lines of credit into one credit line in the amount of up to $110 million (the “PNC Line of Credit”). Simultaneously with the closing of the Empire Acquisition, in October 2020, the PNC Credit Line Agreement was amended to increase the PNC Line of Credit to up to $140 million.

The calculation of the availability under the PNC Credit Line Agreement is determined monthly subject to terms and limitations as set forth in the PNC Credit Line Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things.

GPMP PNC Term Loan

GPMP has a term loan in the total amount of $32.4 million (the “GPMP PNC Term Loan”).

Intercreditor Agreements

Ares and PNC have entered into an intercreditor agreement that governs each of the rights in respect of the liens as set forth above and below and the manner of its exercise.

Restrictions and Limitations under the PNC Financing Agreements

The PNC Credit Line Agreement includes restrictions similar to those included in the Ares Credit Agreement as set forth above.  In addition, the PNC Credit Line Agreement requires that payments to the holders of the Class F Membership Units of GPM be made subject to undrawn availability of at least 20% of the PNC Line of Credit and payments on account of the senior preferred membership units of GPM and the Class E common membership units of GPM are subject to a limit of $62 million and undrawn availability of at least 20% of the PNC Line of Credit.

The PNC Credit Line Agreement provides for customary representations, limitations and provisions including, among others, as to payments to related parties, new investments, sale of assets, payment of other indebtedness, liens and reporting requirements.

Defaults of the PNC Credit Line Agreement include, among other things, the failure to pay interest as required or non-compliance with restrictions and limitations under the GPM PNC Facility agreement subject to a cure period in accordance with the PNC Credit Line Agreement.  Upon the occurrence of an event of default in accordance with the PNC Credit Line Agreement, PNC has variety of remedies, which includes the immediate repayment of the PNC Line of Credit and cancellation of the commitment to provide the remaining obligations for subsequent drawings according to the PNC Credit Line Agreement.

Collateral

PNC has a first priority lien on receivables, inventory and rights in bank accounts (other than assets that cannot be pledged due to regulatory or contractual obligations), and a second-degree lien on liens granted to Ares, including the liens on the membership interests in GPM.

The GPMP PNC Term Loan is secured by US Treasury or other investment grade securities equal to 98% of the outstanding principal amount of the GPMP PNC Term Loan.  GPM executed a guaranty of collection of GPMP’s obligations under the GPMP PNC Term Loan, which guaranty is secured by GPM’s assets securing the PNC Facility.

Additional Information

In accordance with the Ares Credit Agreement and the PNC Credit Line Agreement, an event of default under the other agreement or the M&T Term Loans will also constitute an event of default of the other agreements.  A default under the Capital One Credit Facility will also be a default under the Ares Credit Agreement and indirectly under the PNC Credit Line Agreement.

Although GPM and GPMP’s subsidiary are the only guarantors of the GPMP PNC Term Loan, to the extent GPM does not fulfill its guaranty obligations, such default would also trigger a default under the PNC Credit Line Agreement.

Financing Agreements with M&T Bank

On December 21, 2016, GPM entered into an agreement with M&T Bank (“M&T”) for a $26.0 million loan which primarily financed at that date the purchase of 34 stores that were leased by the GPM (the “M&T Term Loan”).  In connection with the M&T Term Loan, GPM pledged the property of the 34 sites as collateral.  Over the past several years, additional term loans were provided by M&T.  The M&T Term Loan agreement contains similar restrictions as the PNC Credit Line Agreement as described above.  Additional acquisitions, other than permitted acquisitions as defined under the M&T Term Loan are subject to the approval of M&T, but will not be required if the loan to value of the M&T Term Loan is 65% or lower (or is paid-down to 65% or lower), as long as PNC approved such additional acquisitions.

On May 7, 2020, an amendment was signed to conform the agreements and limitations that are included in the financing agreements with M&T with those in the PNC Credit Line Agreement.

Financing agreement with a syndicate of banks led by Capital One, National Association

On July 15, 2019, GPMP entered into a credit agreement for a revolving credit facility with a syndicate of banks led by Capital One, National Association (the “Capital One Credit Facility”), in an aggregate principal amount of up to $300 million (the “Capital One Line of Credit”).

On April 1, 2020, GPMP entered into an amendment whereby the Capital One Line of Credit was increased from $300 million to $500 million, in accordance with commitments in a total amount of $200 million (the “Increased Amount”) received from US banks, led by Capital One, which Increased Amount was committed by most of the banks in the current syndicate of the Capital One Line of Credit along with one additional bank.

The commitment to the Increased Amount was contingent upon the completion of the Empire Acquisition by December 31, 2020 without any material changes affecting the lenders, including GPMP’s leverage ratio (pro forma) after the transaction is completed not to exceed 4.15 to 1.00.  On October 6, 2020, $350 million of the Empire Closing Consideration was funded through the Capital One Line of Credit.

At GPMP’s request, the Capital One Line of Credit can be increased up to $700 million (instead of up to $500 million), subject to obtaining additional financing commitments from lenders or from other banks, and subject to certain terms as detailed in the Capital One Line of Credit.

The Capital One Credit Facility is available for general partnership purposes, including working capital, capital expenditures and permitted acquisitions. All borrowings and letters of credit under the Capital One Credit Facility are subject to the satisfaction of certain customary conditions, including the absence of any default or event of default and the accuracy of representations and warranties.

All obligations under the Capital One Credit Facility are guaranteed by all of GPMP’s present and future direct and indirect domestic subsidiaries (subject to certain exceptions as permitted under the Capital One Credit Facility).

The Capital One Credit Facility is secured by (i) substantially all of GPMP’s properties and assets and the properties and assets of GPMP’s subsidiaries and (ii) pledges of the equity interests in all present and future subsidiaries (subject to certain exceptions as permitted under the Capital One Credit Facility).

The Capital One Credit Facility provides for customary representations, warranties and covenants, including, among other things, covenants relating to (i) financial and collateral reporting and notices of material events and (ii) limitations on indebtedness and liens, dividends and distributions, transactions with affiliates and certain fundamental transactions.

Upon the occurrence of an Event of Default in accordance with Capital One Credit Facility, Capital One has variety of remedies, which includes the immediate repayment of the Capital One Line of Credit and cancellation of the commitment to provide the remaining obligations for subsequent drawings according to the Capital One Credit Facility.

Letters of Credit

Financing Facility	Amount available for letters of credit	Letters of credit issued as of December 31, 2020 (*)
PNC Line of Credit	$40.0 million	$6.6 million
Capital One Credit Facility	$40.0 million	$0.7 million

(*)The letters of credit were issued in connection with certain workers’ compensation and general insurance liabilities and unpaid fuel purchases from one supplier.  The letters of credit will be drawn upon only if GPM does not comply with the time schedules for the payment of associated liabilities.

In accordance with the PNC Credit Line Agreement, letters of credit availability is up to $40 million.  The annual cost of the amount of letters of credit issued is 1.5% of the amount of the letters of credit issued until April 2020 and beginning in April 2020, once every quarter the cost is updated according to the quarterly average undrawn availability, so that in the event of quarterly average undrawn availability of greater than or equal to 50%, the annual cost is reduced to 1%; in the event of quarterly average undrawn availability less than 50% and greater than or equal to 25%, the annual cost is reduced to 1.25%; and in the event of quarterly average undrawn availability less than 25%, the annual cost is 1.5%. For the second quarter ended June 30, 2020, the third quarter ended September 30, 2020 and the fourth quarter ended December 31, 2020, the annual cost of the amount of letters of credit issued was 1.5%, 1.0% and 1.0%, respectively.

As of December 31, 2020, letters of credit may be issued from Capital One at an annual cost of 1.5% of the amount of the letters of credit issued.   In accordance with the April 1, 2020 amendment, letters of credit availability was increased to $40.0 million.

Insurance Premium Notes

During the ordinary course of business, the Company finances insurance premiums with notes payable. These notes are generally entered into for a term of 18 months or less.

Total scheduled future principal payments required and amortization of deferred financing costs and debt discount under these debt agreements were as follows as of December 31, 2020:

Amount
(in thousands)
2021	$41,082
2022	48,409
2023	15,109
2024	442,287
2025	2,250
Thereafter	212,535
761,672
Deferred financing costs, debt discount and premium	(11,882)
Total debt	$749,790

Deferred Financing Costs

Deferred financing costs of $11.9 million and $3.1 million were incurred in the years ended December 31, 2020 and 2019, respectively.  At December 31, 2020 and 2019, the gross value of deferred financing costs of $14.1 million and $3.0 million, respectively, and accumulated amortization of $1.7 million and $0.3 million, respectively, were recorded as a direct reduction from the carrying amount of the associated debt liabilities, with the exception of $0.5 million which was recorded as a prepaid asset related to the unused PNC Line of Credit.  Amortization of deferred financing costs, debt discount and premium was $2.2 million, $0.5 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.  Such amounts were classified as a component of interest and other financing expenses in the consolidated statements of operations.

Financial Covenants

To the extent that the Bonds (Series C) are outstanding, Arko Holdings has undertaken to meet certain financial covenants, including a net financial debt to net CAP ratio, GPM’s store level EBITDA and GPM’s financial debt to GPM’s store level EBITDA ratio, each as defined under the Bonds (Series C) Deed of Trust.  As of December 31, 2020, the Company was in compliance with all terms and commitments in accordance with the Bonds’ (Series C) Deed of Trust.

The Ares Credit Agreement includes a leverage ratio covenant.

As part of the PNC Credit Line Agreement, increased reporting requirements were set in cases where the usage of the PNC Line of Credit exceeds certain thresholds, and also it is required that the undrawn availability of the PNC Line of Credit will equal to or be greater than 10%, subject to exceptions included in the PNC Credit Line Agreement.

The amendment signed with M&T as described above included the cancellation of the requirement to comply with certain financial covenants and added a requirement to include compliance with the leverage ratio defined in the Ares Credit Agreement.  The M&T Term Loan agreement also requires GPM to maintain a debt service coverage ratio.

The GPMP PNC Term Loan and the Capital One Credit Facility require GPMP to maintain certain financial covenants, including a leverage ratio and an interest coverage expense ratio.

As of December 31, 2020, the Company was in compliance with all of the obligations and financial covenants under the terms and provisions of its loans with financial institutions.

13. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is responsible for certain environmental costs and legal expenses arising in the ordinary course of business. See Note 15 for further discussion.

Asset Retirement Obligations

As part of the fuel operations at its operated convenience stores, at most of the consignment dealer locations and at most of the other owned and leased locations leased to dealers, there are underground storage tanks for which the Company is responsible. The future cost to remove an underground storage tank is recognized over the estimated remaining useful life of the underground storage tank or the termination of applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. The amount added to equipment or right-of-use asset is amortized and accretion expense is recognized in connection with the discounted liability over the remaining life of the respective underground storage tanks. The accretion of the asset retirement obligation is recorded in interest and other financing expenses in the consolidated statements of operations.

The estimated liability is based upon historical experience in removing underground storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted.  The asset retirement obligations are re-evaluated annually and revisions to the liability could occur due to changes in estimates of tank removal costs or timing, tank useful lives or whether federal or state regulators enact new guidance on the removal of such tanks. The non-current portion of the asset retirement obligation is included in non-current liabilities in the consolidated balance sheets.

A reconciliation and roll forward of the liability for the removal of its underground storage tanks was as follows:

	2020	2019
	(in thousands)
Beginning Balance as of January 1,	$37,224	$31,535
Additions	196	34
Acquisitions in year	15,168	4,994
Accretion expense	1,359	1,549
Adjustments	(319)	(438)
Retirement of tanks	(393)	(450)
Ending Balance as of December 31, (*)	$53,235	$37,224

(*)	$271 thousand and $360 thousand were recorded to other current liabilities in the consolidated balance sheets at December 31, 2020 and 2019, respectively.

Fuel Vendor Agreements

GPMP enters into fuel supply contracts with various major fuel suppliers.  These fuel supply contracts have expiration dates at various times through March 31, 2026.  In connection with certain of these fuel supply and related incentive agreements, upfront payments and other vendor assistance payments for rebranding costs and other incentives were received.  If GPMP defaults under the terms of any contract, including not purchasing committed fuel purchase volume, or terminates any supply agreement prior to the end of the applicable term, GPMP must refund and reimburse the respective fuel supplier for the unearned unamortized portion of the payments received to date, based on the amortization schedule outlined in each respective agreement and refund other benefits from each supplier subject to the terms that were set in the incentive agreement, as well as pay a penalty with regard to the early termination if applicable.  The payments are amortized and recognized as a reduction to fuel costs using the straight-line method based on the term of each agreement or based on fuel volume purchased.  The amount of the unamortized liability was $26.6 million and $24.3 million as of December 31, 2020 and 2019, respectively, which were recorded in other current and non-current liabilities on the consolidated balance sheets. The legal liability period in these fuel supply agreements can extend beyond the amortization period, and differ in the amortization schedule, used for book purposes. As of December 31, 2020, the Company was in compliance with its principal fuel vendor agreements.

Purchase Commitments

In the ordinary course of business, GPMP has entered into agreements with suppliers to purchase inventories for varying periods of time. GPMP’s fuel vendor agreements with suppliers require minimum volume purchase commitments of branded gasoline, which vary throughout the period of supply agreements and distillates annually. The future minimum volume purchase requirements under the existing supply agreements are based on gallons, with a purchase price at prevailing market rates for wholesale distributions. If GPMP fails to purchase the required minimum volume during a contract year, the underlying supplier’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or an agreed monetary compensation. Based upon GPMP’s current and future expected purchases, the Company does not anticipate incurring penalties for volume shortfalls with isolated de minimis exceptions.

In 2020, in light of the reduction in the number of gallons sold due to COVID-19 (see Note 25 below), the Company’s principal fuel suppliers have temporarily suspended (for periods that vary among the different suppliers) the requirements under their agreements with GPMP to purchase minimum quantities of gallons, including such requirements under the incentive agreements from such suppliers.

The total future minimum gallon volume purchase requirements from fuel vendors were as follows:

Gallons
(in thousands)
2021	198,115
2022	195,198
2023	181,928
2024	174,615
2025	172,949
Thereafter	42,404
Total	965,209

Merchandise Vendor Agreements

GPM enters into various merchandise product supply agreements with major merchandise vendors.  GPM receives incentives for agreeing to exclusive distribution rights for the suppliers of certain supplies. As of December 31, 2020, the Company was in compliance with all of its principal merchandise vendor agreements.

Legal Matters

The Company is a party to various legal actions, as both plaintiff and defendant, in the ordinary course of business. The Company’s management believes, based on estimations with support from legal counsel for these matters, that these legal actions are routine in nature and incidental to the operation of the Company’s business and that it is not reasonably possible that the ultimate resolution of these matters will have a material adverse impact on the Company’s business, financial condition, results of operations and cash flows.

14. Leases

Lessee

As of December 31, 2020, the Company leases 1,132 of the convenience stores that it operates, 158 dealer locations and certain office spaces used as its headquarters in the US, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years each.  Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges, store lighting and fuel dispensers.

As of December 31, 2020, there are approximately 680 sites which are leased under 31 separate master lease agreements.  Master leases with 10 lessors encompass a total of approximately 650 sites.  Master leases with the same landlord contain cross-default provisions, in most cases.  In most instances of leases of multiple stores from one landlord, each one under a separate lease agreement, the lease agreements contain cross-default provisions between all or some of the other lease agreements with the same landlord.

The lease agreements include lease payments that are set at the beginning of the lease, but which may increase by a specified increment or pursuant to a formula both during the course of the initial period and any additional option periods.

Some of the lease agreements include escalation clauses based on the consumer price index, and some of the lease agreements include an increase in the consumer price index coupled with a multiplier and a percentage increase cap effectively assures the cap will be reached each year.  Lease payments determined as in-substance fixed payments are included in the lease payments used for the measurement of the lease liabilities.  Some of the lease agreements include lease payments which are contingent upon petroleum and merchandise sales (these amounts were not material during the above periods). In some of the lease agreements, the right of first refusal to purchase the sites from the lessor is given and in some of the lease agreements an option to purchase the sites from the lessor is given.

The leases are typically triple net leases whereby the lessor is responsible for the repair and maintenance at the site, insurance and property taxes in addition to environmental compliance.

Under ASC 842, the components of lease cost recorded on the consolidated statements of operations were as follows:

	For the year ended December 31,
	2020	2019
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$12,743	$12,992
Interest on lease liabilities	17,391	17,781
Operating lease costs included in store operating expenses	112,541	100,059
Operating lease costs included in general and administrative expenses	1,404	1,259
Lease cost related to variable lease payments, short-term leases and leases of low value assets	1,153	797
Right-of-use asset impairment charges	2,352	3,097
Total lease costs	$147,584	$135,985

Total rent expense associated with these operating leases as measured under ASC 840 for the year ended December 31, 2018 was $90.8 million and was primarily recorded in store operating expenses on the consolidated statements of operations.  Total interest expense associated with the financing leases was $15.4 million for the year ended December 31, 2018.

In 2020 and 2019, the total cash outflows for leases amounted to approximately $106.3 million and $93.2 million for operating leases, respectively, and $24.7 million and $26.7 million for financing leases, respectively.

Supplemental balance sheet data related to leases was as follows:

	As of December 31,
	2020	2019
	(in thousands)
Operating leases
Assets
Right-of-use assets under operating leases	$961,561	$793,086
Liabilities
Operating leases, current portion	48,878	34,303
Operating leases	973,695	816,558
Total operating leases	1,022,573	850,861
Weighted average remaining lease term (in years)	13.4	14.5
Weighted average discount rate	7.7%	8.2%
Financing leases
Assets
Right-of-use assets	$237,740	$213,434
Accumulated amortization	(39,423)	(32,877)
Right-of-use assets under financing leases, net	198,317	180,557
Liabilities
Financing leases, current portion	7,834	7,876
Financing leases	226,440	202,470
Total financing leases	234,274	210,346
Weighted average remaining lease term (in years)	23.7	23.6
Weighted average discount rate	7.7%	8.6%

As of December 31, 2020, maturities of lease liabilities for operating lease obligations and finance lease obligations having an initial or remaining non-cancellable lease terms in excess of one year were as follows. The minimum lease payments presented below include periods where an option is reasonably certain to be exercised and do not take into consideration any future consumer price index adjustments for these agreements.

	Operating	Financing
	(in thousands)
2021	$124,556	$25,396
2022	123,068	23,216
2023	123,732	21,657
2024	124,303	20,601
2025	124,430	20,748
Thereafter	1,055,389	471,230
Gross lease payments	$1,675,478	$582,848
Less: imputed interest	(652,905)	(348,574)
Total lease liabilities	$1,022,573	$234,274

Lessor

The Company leases and subleases owned and leased properties to independent dealers and other tenants and subtenants which are accounted for as operating subleases.  These leases and subleases are generally for periods of up to 10 years, which may be a fixed period or a shorter period with an option or series of renewal options, and in certain cases with additional renewal options past such 10-year period.  Some of the lease agreements include lease payments which are based upon such tenant’s or subtenants’ sales subject to fixed minimum lease payments.  At the time that an agreement is entered into, the dealers and other tenants and subtenants often post a security deposit as collateral.  Total operating sublease income was approximately $11.8 million, $8.5 million and $7.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.  Sublease income is included in other revenues, net in the consolidated statements of operations.

As of December 31, 2020, the future minimum cash payments to be received under these operating subleases that have initial or remaining non-cancelable terms in excess of one year were as follows:

Amount
(in thousands)
2021	$18,472
2022	12,667
2023	9,854
2024	7,836
2025	6,962
Thereafter	24,519
$80,310

15. Environmental Liabilities and Contingencies

The Company is subject to certain federal and state environmental laws and regulations associated with convenience store sites where it stores and sells fuel and other fuel products.

Costs incurred to comply with federal and state environmental regulations are accounted for as follows:

●	Annual payments for registration of underground storage tanks are recorded as prepaid expenses when paid and expensed throughout the year.
●	Environmental compliance testing costs of underground storage tanks are expensed as incurred.
●

Payments for upgrading and installing corrosion protection for tank systems and installation of leak detectors and overfill/spill devices are capitalized and depreciated over the expected remaining useful life of the relevant UST or the lease period of the relevant site in which the UST is installed, whichever is shorter. Leak detectors installed are capitalized and depreciated over the expected remaining useful life of the equipment.

●	Costs for removal of underground storage tanks located at the convenience stores and selected dealer locations are classified under the asset retirement obligation section as described in Note 13.
●

A liability for future remediation costs of contaminated sites related to underground storage tanks as well as other exposures, is established when such losses are probable and reasonably estimable. Reimbursement for these expenses from government funds or from insurance companies is recognized as a receivable. The liabilities and receivables are not discounted to their present value. The net change in the reimbursement asset and liability for future remediation costs is recorded in store expenses in the consolidated statements of operations. The adequacy of the reimbursement asset and liability is evaluated by a third party at least twice annually and adjustments are made based on past experience, changing environmental conditions and changes in government policy.

As of December 31, 2020 and 2019, environmental obligations totaled $13.5 million and $15.1 million, respectively. These amounts were recorded as other current and non-current liabilities in the consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or whether the federal and/or state regulations in which the Company operates, and which deal with the environment, will be amended.

The Company maintains certain environmental insurance policies and participates in various state UST funds that entitle it to be reimbursed for environmental loss mitigation.  Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $5.6 million and $6.7 million as of December 31, 2020 and 2019, respectively, and were recorded as other current and non-current assets in the consolidated balance sheets.

The undiscounted amounts of future estimated payments and anticipated recoveries from insurance policies and various state funds as of December 31, 2020 were as follows:

	Payments	Recoveries	Net Obligations
	(in thousands)
2021	$3,714	$1,238	$2,476
2022	3,911	2,177	1,734
2023	2,413	1,149	1,264
2024	927	332	595
2025	660	253	407
Thereafter	1,887	452	1,435
Total Future Payments and Recoveries	$13,512	$5,601	$7,911

16.  Income Taxes

The Company and its subsidiaries file federal, state, local and foreign income tax returns in jurisdictions with varying statutes of limitation.  The Company’s subsidiary, GPM, is taxed as a partnership for US federal and certain state jurisdictions for income tax purposes. The Company’s US subsidiaries, other than GPM, are taxed as corporations for US federal and state income tax purposes. The income and loss from all activities of GPM, excluding the activities of GPM’s direct subsidiaries taxed as corporations, are included in the Company’s taxable income and loss attributable to the period the Company’s subsidiaries held equity rights in GPM and the Company had ownership in the subsidiaries.

The Company has income tax net operating losses (“NOL”) and tax credit carryforwards related to both domestic and international operations.  As of December 31, 2020, the Company has recorded a deferred tax asset of $16.6 million reflecting the benefit of $90.0 million in loss carryforwards and $14.7 million in tax credits.  The deferred tax assets expire as follows:

	Amount	Expiration Date
	(in thousands)
Domestic federal NOL	$39,076	2037 - Indefinite
Domestic state NOL	22,584	2035 - Indefinite
Domestic tax credits	7,960	2028 - 2035
Foreign NOL	28,321	Indefinite life
Foreign capital loss	3,240	Indefinite life
Foreign tax credits	6,726	2020 - 2025

At each balance sheet date, the Company’s management assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  This assessment is performed tax jurisdiction by tax jurisdiction.  On the basis of this assessment, a valuation allowance has been recorded to reflect the portion of the deferred tax asset that is more likely than not to be realized.

The valuation allowance recorded related to US jurisdictions as of December 31, 2020 and 2019 was $5.5 million and $15.4 million, respectively.  The Company released the valuation allowance in one tax jurisdiction which resulted in an $11.2 million benefit to the current rate.  The release of the prior valuation allowance was based on the Company’s current earnings and anticipated future earnings. If sufficient taxable income is not generated, a valuation allowance to reduce the Company’s US deferred tax assets may be required which would increase the Company’s tax expense in the period the allowance is recognized. The exact timing and amount of the valuation allowance are subject to change on the basis of the level of profitability that the Company is actually able to achieve.

The Company has recorded a 100% valuation allowance against its foreign subsidiaries’ deferred tax assets in the amount of $12.3 million to recognize that the deferred tax asset is more likely than not to be realized. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the respective three-year period in this jurisdiction.  Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities.  A reconciliation of the beginning and ending balances of uncertain tax positions included in other current liabilities on the consolidated balance sheets was as follows:

	2020	2019
	(in thousands)
Beginning Balance as of January 1,	$—	$—
Additions for tax positions taken in prior years	600	—
Reductions of tax positions taken in prior years	—	—
Reductions for settlements on tax positions of prior years	—	—
Ending Balance as of December 31,	$600	$—

The Company’s Israeli subsidiary is subject to US withholding on payments of interest from the Company’s US subsidiaries.  The withholding rate for the US- Israel Tax Treaty in respect of such interest payments is 17.5%.

Each of the Company’s subsidiaries is subject to examination in their respective filing jurisdiction.  For the Company’s US subsidiaries, tax years ending after December 31, 2016 remain open. The Company’s foreign subsidiaries’ tax returns up to and including tax year 2015 are considered closed due to the statute of limitations.

Earnings before income taxes, inclusive of the loss from equity investee, were as follows:

	For the year ended December 31,
	2020	2019	2018
	(in thousands)
Domestic (US)	$38,239	$(39,907)	$11,865
Foreign (Israel)	(9,622)	(1,088)	3,666
Total	$28,617	$(40,995)	$15,531

The components of the income tax provision were as follows:

	For the year ended December 31,
	2020	2019	2018
	(in thousands)
Current:
Domestic federal	$236	$–	$–
Domestic state and local	2,558	728	573
Foreign	454	1,140	1,277
Total current	3,248	1,868	1,850
Deferred:
Domestic federal	(3,399)	4,311	(8,929)
Domestic state and local	(1,348)	(12)	(854)
Foreign	—	—	—
Total deferred	(4,747)	4,299	(9,783)
Total income tax (benefit) expense	$(1,499)	$6,167	$(7,933)

The reconciliation of significant differences between income tax expense applying the US statutory rate and the actual income tax expense (benefit) at the effective rate were as follows:

	For the year ended December 31,
	2020		2019		2018
	(in thousands)
Income tax expense (benefit) at the statutory rate	$6,012	21.0%	$(8,609)	21.0%	$3,262	21.0%
Increases (decreases):
Non-controlling interest in partnership	(3,412)	(11.9)%	(179)	0.4%	(2,701)	(17.4)%
State income taxes, net of federal income tax benefit	2,188	7.6%	(512)	1.2%	73	0.5%
International rate differential	(192)	(0.7)%	—	—%	196	1.3%
Foreign taxes paid	454	1.6%	1,140	(2.8)%	1,277	8.3%
Gain on bargain purchase	—	0.0%	—	—	(3,519)	(22.7)%
Non-deductible expenses	577	2.0%	354	(0.9)%	–	0.0%
Other permanent items	—	0.0%	—	0.0%	(4,227)	(27.2)%
Investment in partnership	850	3.0%	—	0.0%	—	0.0%
Valuation allowance	(7,550)	(26.4)%	16,109	(39.3)%	609	3.9%
Credits	(1,066)	(3.7)%	(2,601)	6.3%	(2,474)	(15.9)%
Change to prior state rate	640	2.3%	465	(1.1)%	(429)	(2.8)%
Total	$(1,499)	(5.2)%	$6,167	(15.2)%	$(7,933)	(51.0)%

The above components reflect that for the three years ended December 31, 2020, the registrant filer was the Company, a US (domestic) entity.  Refer to Note 1 for details regarding the Merger Transaction.

Significant components of deferred income tax assets and liabilities consisted of the following:

	As of December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Asset retirement obligation	$1,526	$1,499
Inventory	302	488
Lease obligations	72,308	69,778
Accrued expenses	226	249
Deferred income	1,304	1,767
Environmental liabilities	171	245
Transaction costs	2,478	—
Investment in partnership	29,046	—
Net operating loss carryforwards	16,629	19,444
Credits	14,686	12,740
Interest limitation	—	2,142
Other	1,728	2,561
Total deferred tax assets	140,404	110,913
Valuation allowance	(17,841)	(24,802)
Total deferred tax assets, net	122,563	86,111
Deferred tax liabilities:
Property and equipment	(10,075)	(10,381)
Intangible assets	(1,304)	(1,513)
Right-of-use assets	(67,261)	(66,532)
Prepaid expenses	(709)	(191)
Investment in partnership	—	(5,205)
Translation adjustments	(2,097)	—
Other	(3,278)	(3,330)
Total deferred tax liabilities	(84,724)	(87,152)
Net deferred tax asset (liability)	$37,839	$(1,041)

17. Equity and Temporary Equity

Rights Offering

In April and May 2020, rights were exercised for the purchase of 5,749,458 common shares of Arko Holdings offered by way of a rights offering, according to a shelf offering report published by Arko Holdings in April 2020, in exchange for a gross amount of $11.4 million. The Company adjusted the basic and diluted earnings per share retroactively for the bonus element for all periods presented.

Series A Redeemable Preferred Stock

On November 18, 2020, the Company entered into a subscription agreement with certain investors (the “Subscription Agreement”) for the purchase by such investors of 700,000 shares of the Company’s Series A convertible preferred stock, par value $0.0001 per share (the “Series A Stock”) at the Merger Closing Date and up to an aggregate of additional 300,000 shares of the Company’s Series A Stock if, and to the extent the Company exercises its right to sell such additional shares (which the Company exercised on December 14, 2020) so that on the Merger Closing Date, 1,000,000 shares of Series A Stock were issued.  The shares of the Series A Stock were issued at a price per share of $100.

The key terms of the Subscription Agreement were as follows:

•

Conversion: Each share of Series A Stock is convertible into shares of the Company at the holder’s option at any time after the date of issuance of such share for a conversion price equal to $12.00 per share of Series A Stock, adjusted for customary recapitalization events (the “Conversion Rate”). Holders are entitled to up to a total of 1.2 million additional shares of the Company’s common stock (the “Bonus Shares”) upon any optional conversion of Series A Stock by the holder for which notice of conversion is provided after June 1, 2027, but prior to August 31, 2027. The specific number of Bonus Shares will be determined according to the Company’s volume weighted average price (the “VWAP”) for the 30 trading days prior to June 1, 2027, adjusted for customary recapitalization events. Commencing from the 18 month anniversary of the Merger Closing Date, each share of Series A Stock will automatically convert into fully paid and nonassessable shares of the Company’s common stock at the then-applicable Conversion Rate, if, at any time during target periods as set forth in the amended and restated Certificate of Incorporation of the Company (the “Charter”), the VWAP of the Company’s common stock equals or exceeds the applicable target price as agreed in the Charter for that period (ranging between $15.50 to $18 per share for the period until March 31, 2025 and $18 thereafter, adjusted for any customary recapitalization events), provided that the average daily trading volume for the Company’s common stock is at least $7.5 million.

•

Dividends: Holders are entitled to receive, when, if, and as declared by the Company’s Board of Directors, cumulative dividends at the annual rate of 5.75% of the then-applicable Liquidation Preference (as defined below) per share of Series A Stock, paid or accrued quarterly in arrears (the “Dividend Rate”). If the Company fails to pay a dividend for any quarter at the then-prevailing Dividend Rate, then for purposes of calculating the accrual of unpaid dividends for such quarter then ended, dividends will be calculated to have accrued at the then-prevailing Dividend Rate plus 3% on an annual basis provided that the Dividend Rate will, in no event, exceed an annual rate of 14.50%, and will revert to 5.75% upon the Company paying in cash all then-accrued and unpaid dividends on the Series A Stock. If the Company breaches any of the protective provisions set forth below or fails to redeem the Series A Stock upon the proper exercise of any redemption right by the holders, the Dividend Rate will increase to an annual rate of 15% for so long as such breach or failure to redeem remains in effect.

•

Redemption: At any time on or after August 31, 2027, holders of at least a majority of the then outstanding shares of the Series A Stock or the Company may deliver written notice requesting or notifying of redemption of all or a portion of shares of the Series A Stock at a price equal to the Liquidation Preference (as defined below).

In addition, if the Company undergoes a change of control (as defined in the Charter), each holder, at such holder’s election, may require the Company to purchase all or a portion of such holder’s shares of Series A Stock that have not been converted, at a purchase price per share of Series A Stock, payable in cash, equal to the greater of (A) the sum of (x) the product of 101% multiplied by $100.00 per share of Series A Stock, adjusted for any customary recapitalization events, plus (y) all accrued but unpaid dividends in respect of such share as of the effective date of the change of control or (B) the amount payable in respect of such share in such change of control if such share of Series A Stock had been converted into common stock immediately prior to such change of control. In the event that a holder shall be entitled to redemption or a payment under this section and such payment is prohibited by Delaware law, then the Dividend Rate will be raised as set forth above to 15%.

•

Voting Rights: Except as required by Delaware law or with regard to matters relating to their rights, holders are not entitled to vote on any matter presented to the holders of the Company’s common stock for their action or consideration. Provided that at any time, the holders of a majority of the outstanding shares of Series A Stock are entitled to provide written notification to the Company that such holders are electing, on behalf of all holders, to activate their voting rights so that holders and holders of the Company’s common stock will vote as a single class in an as converted basis. Holders will be and continue to be entitled to vote their shares of Series A Stock unless and until holders of at least a majority of the outstanding shares of Series A Stock provide further written notice to the Company that they are electing to deactivate their voting rights. As part of its dual listing undertakings, the Company undertook that if the holders exercise their right to vote on an as converted basis, unless permitted under section 46b of the Israeli Securities Law, the Company’s shares will be delisted from the Tel-Aviv Stock Exchange.

•

Liquidation Preference: Upon the occurrence of the liquidation, dissolution or winding up of the Company, either voluntary or involuntary, or a change of control of the Company (a “Liquidation Event”), holders of Series A Stock will be entitled to receive, prior and in preference to any distribution of any of the Company’s assets to the holders of the Company’s common stock, an amount equal to the greater of (x) $100 per share of Series A Stock, plus all accrued and unpaid dividends thereon, if any (the “Liquidation Preference”), for such holders’ shares of Series A Stock or (y) the amount such holder would have received if such holder had converted such holders’ shares of Series A Stock into the Company’s common stock immediately prior to such Liquidation Event.

•

Protective Rights: As long as the Series A Stock is outstanding, the Company will not be permitted without the consent of the holders of a majority of the then outstanding shares of such Series A Stock to: (i) incur indebtedness if the incurrence of such indebtedness results in the leverage ratio (as defined in the Ares Credit Agreement) being greater than 7:00:1:00, (ii) change or amend or waive the Charter or the Company’s by laws if that will result in the rights, preference or privileges with respect to the Series A Stock being changed or diminish in a material way, and (iii) issuance or undertaking to issue any new class of equity rights that are entitled to dividends or payments upon liquidation senior to or pari passu with the Series A Stock.

•

Transfer Restrictions: Holders may not transfer shares of Series A Stock for three years following the initial issue date of the Series A Stock without the prior written consent of the Company (not to be unreasonably withheld). After such date, shares of Series A Stock may be transferred without the prior written consent of the Company.

•

Short Position: Each holder undertook that it and certain of its affiliates are not be permitted to hold a “put equivalent position” (as defined under the Securities Exchange Act of 1934, as amended) or other short position in the Company’s common stock at periods specified in the Charter.

•	Registration Rights and Lock Up: The investors joined the Registration and Lock Up Agreement as signed by some of the Company’s common shareholders.

Classification of Convertible Preferred Stock – The Series A Stock are considered contingently redeemable based on events which are not solely within the Company’s control. Accordingly, Series A Stock have been presented outside of permanent equity in the temporary equity section of the consolidated balance sheets.  As of December 31, 2020, the Series A Stock was accreted to its full redemption value.

Public and Private Warrants

As of the Merger Closing Date, there were 17.3 million warrants to purchase Haymaker common stock outstanding, consisting of 13.3 million public warrants and four million private warrants. Pursuant to the warrant agreement as amended on the Merger Closing Date, each whole warrant to purchase one share of Haymaker common stock became a warrant to purchase one share of the Company’s common stock. The warrants will expire five years after the completion of the Merger Transaction, or earlier upon redemption or liquidation.

The Company is not obligated to deliver any shares of the Company pursuant to the exercise of a warrant and has no obligation to settle such warrant exercised unless a registration statement under the Securities Act with respect to the shares of the Company common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations to use its reasonable best efforts to maintain the effectiveness of the registration statement filed, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. No warrant will be exercisable and the Company will not be obligated to issue shares of the Company common stock upon exercise of a warrant unless the Company's common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentence are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant.

Notwithstanding the above, if the Company’s common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may redeem not less than all of the outstanding public warrants:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
•

if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalization and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the public warrants for redemption as described above, the Company’s management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.”

Private Warrants

The private warrants will not be redeemable by the Company so long as they are held by certain of the Haymaker Founders or their permitted transferees. Otherwise, the private warrants have terms and provisions that are substantially identical to those of the public warrants, including as to exercise price, exercisability and exercise period. If the private warrants are held by holders other than certain of the Haymaker Founders or its permitted transferees, the private warrants will be redeemable by the Company and exercisable by the holders on the same basis as the public warrants.

If holders of the private warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the average last reported sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent.

New Ares Warrants

Pursuant to the agreement with the GPM Minority, on the Merger Closing Date, certain entities affiliated with Ares exchanged their warrants to acquire membership interests in GPM for warrants (the “New Ares Warrants”) to purchase 1.1 million shares of the Company’s common stock (the “New Ares Warrant Shares”). Each New Ares Warrant may be exercised to purchase one share of common stock at an exercise price of $10.00 per share, subject to adjustment as described below (the “New Ares Warrants Price”). Each New Ares Warrant may be exercised until the five year anniversary of the Merger Closing Date.

The New Ares Warrants Price and the number of New Ares Warrant Shares for which each New Ares Warrant remains exercisable will each be proportionally adjusted on an equitable basis in the event of a stock split, reverse stock split or similar recapitalization event.

A New Ares Warrant and all rights thereunder may not be transferred by the holder thereof, in whole or in part, without the written consent of the Company, which written consent may be withheld or given in the Company’s sole discretion; provided, however, no such written consent of the Company shall be required with respect to a transfer of such warrant by such holder to an affiliate thereof.

18. Share-Based Compensation

On March 30, 2017 and on March 27, 2019, the board of directors of Arko Holdings approved the grant of approximately 357 thousand restricted share units (“RSUs”) to officers and other employees of Arko Holdings. The RSUs were allocated under section 102 of the Israeli Income Tax Ordinance (capital gains scheme with a trustee).  In connection with the consummation of the Merger

Transaction, all of the remaining approximately 96 thousand unvested RSUs became fully vested and were exercised into ordinary shares of Arko Holdings.

The fair value of the RSUs when issued of $1.8 million was calculated with the assistance of an independent external specialist with the required knowledge, experience and expertise, and is based on the market value of Arko Holdings shares at the time of grant.

The following table summarizes the activity related to RSUs granted to officers and employees of Arko Holdings:

	As of December 31,
	2020	2019
	(in thousands)
Nonvested RSUs, beginning of year	184	255
Granted	—	17
Forfeited	—	(3)
Vested and exercised	(184)	(85)
Nonvested RSUs, end of the year	—	184

In accordance with the approval of the Arko Holdings’ shareholders meeting held on November 18, 2020, on December 16, 2020 (and effective on December 20, 2020), the board of directors of Arko Holdings approved the grant of approximately 200 thousand ordinary shares of Arko Holdings to officers of Arko Holdings and at the Merger Closing Date, such officers were entitled to consideration for the Merger Transaction as detailed in Note 1 above. The shares were allocated under section 102 of the Israeli Income Tax Ordinance (capital gains scheme with a trustee) and are governed by the Israel Appendix to the ARKO Corp. 2020 Incentive Compensation Plan.

The shares are subject to the following terms: (a) approximately 133 thousand shares were granted with no vesting period; (b) approximately 67 thousand shares vest over a two year period from the grant date, subject to the grantees being employed by Arko Holdings; and (c) the fair value of the total Arko Holdings’ shares granted, based on the market value of Arko Holdings’ shares at the time of grant, was $1.8 million. As of December 31, 2020, total unrecognized compensation cost related to unvested shares granted was approximately $0.6 million.

During the years ended on December 31, 2020, 2019 and 2018, the Company recognized compensation expense for the RSUs and Arko Holdings’ ordinary shares granted of approximately $1.9 million, $0.5 million and $0.5 million, respectively.

In March 2021, the Compensation Committee of the Company’s Board of Directors approved the grant of non-qualified stock options, RSUs and performance based units to certain employees, non-employees and members of the Company’s Board of Directors under the ARKO Corp. 2020 Incentive Compensation Plan.

19. Related Party Transactions

Balances outstanding with related parties as of December 31, 2020 and 2019 were as follows:

	As of December 31,
	2020	2019
	(in thousands)
Current assets:
Due from equity investment	$122	$113
Loan to equity investment	951	672
Due from KMG Realty LLC	—	210
Due from related parties	600	38
Non-current assets:
Due from holders of Class C membership units (1)	—	7,133
Current liabilities:
Due to KMG Realty LLC	(640)	(5)
Due to related parties	(144)	(50)
Loan from holders of Class C membership units, including accrued interest	—	(906)
Non-current liabilities:
Loans from holders of Class C membership units (2)	—	(10,868)

(1)	The maturity date of the Promissory Note was August 31, 2021 which was fully paid as of February 28, 2020.

(2)

During 2015 through 2019, Arko Holdings provided loans to GPM in the total amount of approximately $160 million, which were primarily used to finance the consideration paid by GPM and its subsidiaries for acquisitions and were denominated mainly in NIS. The NIS loans bore annual interest rates ranging from 4.04% to 5.90% and the dollar denominated loans bore an annual interest rate of 7.5% and were secured by various liens. On February 28, 2020, all of the loans provided by Arko Holdings to GPM were fully repaid in advance in a total amount of approximately $110 million from funds received from the Ares Loan as defined in Note 12 above.

Simultaneously with the repayment of the aforementioned loans, an early prepayment took place (instead of the original repayment date, as extended, set for August 2021) of an original amount of a loan of $10 million provided in 2015 by the holders of GPM’s Class C membership units to GPM, which bore an annual interest rate at 7.5%.

Mr. Kotler

From November 1, 2005 until October 31, 2020, under an ongoing service agreement with KMG Realty LLC (“KMG”), a US registered entity wholly owned and controlled by Mr. Arie Kotler, one of Arko Holdings’ controlling shareholders throughout this period, Mr. Kotler’s services were provided to Arko Holdings as chairman of Arko Holdings’ board of directors. The terms and period of the agreement had been updated and extended from time to time (the “KMG Management Agreement”).

The extension of the KMG Management Agreement throughout this period was approved at Arko Holdings’ general shareholders meeting, which also approved Mr. Kotler’s authorization to serve as CEO of Arko Holdings in parallel with his tenure as chairman of the board of Arko Holdings at no additional cost.

According to the KMG Management Agreement, which was extended at Arko Holdings’ general shareholders meeting on October 2, 2017, KMG was entitled to annual management fees in the amount of $60 thousand, linked to the Israeli consumer price index, and to a reimbursement for reasonable expenses incurred by KMG in connection with the provision of management services. Total amounts paid to KMG in accordance with the KMG Management Agreement, recorded in general and administrative expenses, were approximately $50 thousand, $60 thousand and $70 thousand in the years ended December 31, 2020, 2019 and 2018, respectively.

Subject to the limitations of the law, KMG (including its employees, agents or anyone acting on its behalf) was entitled to indemnification from Arko Holdings for any damage, debt, loss or expense resulting from the provision of management services or related to these management services, except due to gross negligence, bad faith or malice.

The general shareholders meeting of Arko Holdings approved on December 6, 2020 Mr. Kotler's entitlement to indemnification from Arko Holdings for his position of CEO and the chairman of the board of directors of Arko Holdings for the period beginning November 1, 2020.

Commencing from December 27, 2011, Mr. Kotler serves as GPM’s CEO. Until December 21, 2020, his services were provided under the terms of a management services agreement between GPM and KMG, which were approved by resolutions of the shareholders of Arko Holdings from time to time (the “Management Agreement”).

Accordingly, on November 11, 2019, Arko Holdings’ general shareholders meeting approved the terms of the Management Agreement, in respect of the period commencing from January 1, 2020 to December 31, 2022, which extended and updated the terms approved for the period up to December 31, 2019, as specified below.

•

Beginning January 1, 2020, KMG was entitled to a monthly management fee of approximately $90,000 (instead of a monthly management fee of approximately $60,000 paid from January 1, 2017 to December 31, 2019).

•

KMG was entitled to receive an annual bonus (the “annual bonus”) in accordance with GPM’s bonus program, applicable to most of GPM’s headquarters’ staff.  The annual bonus to which KMG was entitled could not exceed six monthly management fee payments and its entitlement commencing from 2020 was subject to an increase in Arko Holdings’ share price above a certain threshold. Based on GPM’s results for the year ended December 31, 2020 and the increase in Arko Holdings’ share price, KMG was entitled to $540 thousand for the annual bonus.  For the years ended December 31, 2019 and 2018, KMG was not entitled to an annual bonus.

In December 2016, a Profits Participation Agreement was signed which entitled KMG to an annual net profit participation amount for the years 2018 through 2019 which was calculated as the lower of (i) 3% of GPM’s annual net profit for such calendar year based on GPM’s US GAAP consolidated financial statements or (ii) $280 thousand.  On account of 2018 annual net profit, KMG was entitled to approximately $280 thousand.  KMG was not entitled to an annual profit participation amount on account of 2019 annual net profit. Approximately $210 thousand was paid as advances in 2019 which was recorded as a prepaid asset on the December 31, 2019 consolidated balance sheet.

Effective from January 1, 2020, the Profits Participation Agreement was amended such that the annual net profit participation amount for 2020 was calculated as the higher of (i) 5% of GPM’s annual net profits for such calendar year based on GPM’s US GAAP consolidated financial statements after adjustments (as defined in the Profits Participation Agreement), or (ii) 5% of the positive difference (if any) between the adjusted EBITDA for 2020 and the adjusted EBITDA (as defined in the Profits Participation Agreement) for the prior calendar year, up to an annual maximum amount of $400 thousand.  On account of 2020, KMG was entitled to $400 thousand, of which $100 thousand was recorded as other current liabilities on the December 31, 2020 consolidated balance sheet.

At the Merger Closing Date, the Management Agreement and the Profit Participation Agreement terminated, other than Mr. Kotler’s continued entitlement to the annual bonus and the annual profit participation amount as specified in the agreements for 2020 and Mr. Kotler entitlement to indemnification from Arko Holdings, GPM and or GPMP and/or any other entity controlled by GPM for the period up to the Merger Closing Date.

Total amounts owed to KMG in accordance with the Management Agreement and the Profit Participation Agreement, recorded in general and administrative expenses, were approximately $2.0 million, $0.7 million and $1.0 million in the years ended December 31, 2020, 2019 and 2018, respectively.

In accordance with an employment agreement dated September 8, 2020 effective from the Merger Closing Date, Mr. Kotler is employed by the Company, and serves as the Company’s CEO and president and the Company’s chairman of the board of directors.

Mr. Willner

Mr. Morris Willner, one of Arko Holdings’ controlling shareholders until the Merger Closing Date, served as chairman of the board of managers of GPM. The terms of the management services agreement between GPM and a US registered entity owned and controlled by Mr. Willner (the “Willner Management Company”) were first approved in 2015 (the “Willner Management Agreement”). On October 2, 2017, Arko Holdings’ general shareholders’ meeting approved the extension of the Willner Management Agreement for an additional period of three years, from January 1, 2018 to December 31, 2020 pursuant to which the Willner Management Company was entitled to receive from GPM monthly management fees in the amount of $24,000.

In addition, during the period of providing the management services and for the purpose of providing these services, the Willner Management Company was entitled to reimbursement for all reasonable expenses incurred in providing the management services. Total amounts paid to Mr. Willner in accordance with the Willner Management Agreement, recorded in general and administrative expenses, were approximately $0.3 million in each of the years ended December 31, 2020, 2019 and 2018.

The Willner Management Company was entitled to receive an annual payment based on GPM’s bonus plan, provided that in any case the payment will not exceed six monthly management fee payments. Based on GPM’s results for the years ended December 31, 2020, 2019 and 2018, the Willner Management Company was eligible for $0.1 million, $0 and $0, respectively, for the annual bonus, which was recorded in other current liabilities at December 31, 2020.

In addition and subject to the limitations of the law, the Willner Management Company (including its employees, agents and / or anyone acting on its behalf) was entitled to indemnification from GPM for any damage, liability, loss or expense arising from providing the management services or related to such management services, and GPM had the Willner Management Company and / or Mr. Willner as chairman of the board of managers of GPM covered by a directors and officers’ insurance policy.

At the Merger Closing Date, the Willner Management Agreement terminated, other than Mr. Willner’s continued entitlement to the annual bonus as specified in the existing management agreement for 2020 and Mr. Willner’s entitlement to indemnification for the period up to the Merger Closing Date.

20. Earnings per Share

The following table sets forth the computation of basic and diluted net income per common share:

	For the year ended December 31,
	2020	2019	2018
	(in thousands)
Net income (loss) available to common stockholders	$9,910	$(43,539)	$10,966
Weighted average common shares outstanding— Basic (*)	71,074	66,701	66,601
Effect of dilutive securities:
Common stock equivalents	—	—	—
Weighted average common shares outstanding— Diluted	71,074	66,701	66,601
Net income (loss) per share available to common stockholders — Basic and Diluted	$0.14	$(0.65)	$0.16

(*) adjusted to reflect the right offering completed in 2020, as detailed in Note 17 above.

The following convertible bonds and restricted share units have been excluded from the computation of diluted earnings per share because their effect would be antidilutive:

	As of December 31,
	2020	2019	2018
	(in thousands)
Convertible bonds (par value)	–	86	120
Restricted share units	–	184	255
Ares warrants	122	–	–
Public and private warrants	4,815	–	–
Ares Put Option	739	–	–
Series A redeemable preferred stock	13	–	–

21. Fair Value Measurements and Financial Instruments

The Company utilizes fair value measurement guidance prescribed by accounting standards to value its financial instruments. The guidance specifies a three-level hierarchy that is used when measuring and disclosing fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. The following is a description of the three hierarchy levels.

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2: Inputs to the valuation methodology include quoted market prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value adjustment.

The fair value of cash and cash equivalents, restricted cash and investments, and restricted cash with respect to bonds, trade receivables, accounts payable and other current liabilities approximated their carrying values as of December 31, 2020 and 2019 primarily due to the short-term maturity of these instruments. The fair value of the long-term debt approximated their carrying values as of December 31, 2020 and 2019 due to the frequency with which interest rates are reset based on changes in prevailing interest rates.

The Bonds (Series C) were presented in the consolidated balance sheets at amortized cost. The fair value of the Bonds (Series C) was $80.6 million and $86.3 million as of December 31, 2020 and 2019, respectively.  The fair value measurements were classified as Level 1.

The Contingent Consideration from the Empire Acquisition is measured at fair value at the end of each reporting period. The fair value methodology for the Contingent Consideration liability is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment.  Approximately $0.2 million was recorded as a component of interest and other financing expenses in the consolidated statement of operations for the change in the fair value of the Contingent Consideration for the year ended December 31, 2020.

The Ares Put Option is measured at fair value at the end of each reporting period. The fair value methodology for the Ares Put Option is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment.  The Ares Put Option has been recorded at its fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

As of December 31,
2020

Expected term (in years)	2.16
Volatility	35.6%
Risk-free interest rate	0.14%
Strike price	$12.935

Approximately $0.6 million was recorded as a component of interest and other financing expenses in the consolidated statements of operations for the change in the fair value of the Ares Put Option for the year ended December 31, 2020.

22. Segment Reporting

The reportable segments were determined based on information reviewed by the chief operating decision maker for operational decision-making purposes and the segment information is prepared on the same basis that our chief operating decision maker reviews such financial information. The Company’s reporting segments are the retail segment, the wholesale segment and the GPMP segment. The Company defines segment earnings as operating income.

The retail segment includes the operation of a chain of retail stores which include convenience stores selling fuel products and other merchandise to retail customers. At its Company operated convenience stores, the Company owns the merchandise and fuel inventory and employs personnel to manage the store.

The wholesale segment supplies fuel to independent dealers, sub-wholesalers and bulk purchasers, on either a cost plus or consignment basis. For consignment arrangements, the Company retains ownership of the fuel inventory at the site, is responsible for the pricing of the fuel to the end consumer, and shares the gross profit with the independent outside operators.

The GPMP segment includes GPMP and primarily includes the sale and supply of fuel to GPM and its subsidiaries selling fuel (both in the Retail and Wholesale segments) at GPMP’s cost of fuel including taxes and transportation plus a fixed margin (4.5 cents per gallon as of September 30, 2020 and effective October 1, 2020 through September 30, 2021, 5.0 cents per gallon) and the supply of fuel to a small number of independent outside operators and bulk purchasers.

The “All Other” segment includes the results of non-reportable segments which do not meet both quantitative and qualitive criteria as defined under ASC 280, Segment Reporting.

The majority of general and administrative expenses, depreciation and amortization, net other expenses, net interest and other financing expenses and income taxes are not allocated to the segments, as well as minor other income items including intercompany operating leases.

With the exception of goodwill as described in Note 9 above, assets and liabilities relevant to the reportable segments are not assigned to any particular segment, but rather, managed at the consolidated level. All segment revenues were generated from sites within the US and substantially all assets were within the US.  No external customer represented more than 10% of revenues.

Inter-segment transactions primarily included the distribution of fuel by GPMP to GPM and its subsidiaries selling fuel (both in the Retail and Wholesale segments).  The effect of these inter-segment transactions was eliminated in the consolidated financial statements.

Year ended December 31, 2020	Retail	Wholesale	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$1,940,303	$408,658	$3,923	$—	$2,352,884
Merchandise revenue	1,494,342	—	—	—	1,494,342
Other revenues, net	53,424	9,335	897	—	63,656
Total revenues from external customers	3,488,069	417,993	4,820	—	3,910,882
Inter-segment	—	—	1,706,233	3,041	1,709,274
Total revenues from reportable segments	3,488,069	417,993	1,711,053	3,041	5,620,156
Operating income	200,000	3,523	47,036	3,041	253,600
Interest and financial expenses, net			(6,277)	(1,817)	(8,094)
Income tax expense				(303)	(303)
Loss from equity investment				(1,269)	(1,269)
Net income from reportable segments					$243,934

Year ended December 31, 2019	Retail	Wholesale	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$2,537,455	$159,597	$6,388	$—	$2,703,440
Merchandise revenue	1,375,438	—	—	—	1,375,438
Other revenues, net	43,882	5,264	784	—	49,930
Total revenues from external customers	3,956,775	164,861	7,172	—	4,128,808
Inter-segment	—	—	2,042,714	6,394	2,049,108
Total revenues from reportable segments	3,956,775	164,861	2,049,886	6,394	6,177,916
Operating income	90,454	52	43,500	6,394	140,400
Interest and financial expenses, net			(2,484)	(677)	(3,161)
Income tax expense				(1,038)	(1,038)
Loss from equity investment				(507)	(507)
Net income from reportable segments					$135,694

Year ended December 31, 2018	Retail	Wholesale	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$2,558,018	$169,518	$7,002	$—	$2,734,538
Merchandise revenue	1,281,611	—	—	—	1,281,611
Other revenues, net	42,044	5,013	724	—	47,781
Total revenues from external customers	3,881,673	174,531	7,726	—	4,063,930
Inter-segment	—	—	2,098,906	6,302	2,105,208
Total revenues from reportable segments	3,881,673	174,531	2,106,632	6,302	6,169,138
Operating income (loss)	91,041	(427)	40,006	6,302	136,922
Interest and other financial (expenses) income, net			(2,136)	673	(1,463)
Income tax expense				(1,180)	(1,180)
Loss from equity investment				(451)	(451)
Net income from reportable segments					$133,828

A reconciliation of total revenues from reportable segments to total revenues on the consolidated statements of operations was as follows:

	For the year ended December 31,
	2020	2019	2018
	(in thousands)
Total revenues from reportable segments	$5,620,156	$6,177,916	$6,169,138
Other revenues, net	(167)	(118)	953
Elimination of inter-segment revenues	(1,709,274)	(2,049,108)	(2,105,208)
Total revenues	$3,910,715	$4,128,690	$4,064,883

A reconciliation of net income from reportable segments to net (loss) income on the consolidated statements of operations was as follows:

	For the year ended December 31,
	2020	2019	2018
	(in thousands)
Net income from reportable segments	$243,934	$135,694	$133,828
Amounts not allocated to segments:
Other revenues, net	(167)	(118)	953
Store operating expenses	(2,380)	(4,116)	1,659
General and administrative expenses	(91,447)	(66,743)	(59,271)
Depreciation and amortization	(67,023)	(58,031)	(50,068)
Other (expenses) income, net	(9,228)	(3,674)	12,020
Interest and other financial expenses, net	(45,375)	(45,045)	(24,770)
Income tax benefit (expense)	1,802	(5,129)	9,113
Net income (loss)	$30,116	$(47,162)	$23,464

23. Store Operating Expenses

Store operating expenses consisted of the following:

	For the year ended December 31,
	2020	2019	2018
	(in thousands)
Salaries and wages	$217,121	$206,946	$191,126
Rent	113,694	100,856	89,714
Credit card fees	57,644	61,079	57,944
Utilities, upkeep, and taxes	51,811	48,499	46,339
Repairs and maintenance	28,469	28,311	27,403
Insurance	18,956	17,549	15,323
Other store operating expenses	44,727	43,284	42,595
Total store operating expenses	$532,422	$506,524	$470,444

24. General and Administrative Expenses

General and administrative expenses consisted of the following:

	For the year ended December 31,
	2020	2019	2018
	(in thousands)
Salaries and wages	$64,246	$40,515	$37,282
Legal, audit, professional and management fees expenses	7,251	4,678	5,845
Rent	1,404	1,259	1,129
Insurance	6,247	5,598	5,401
Other general and administrative expenses	15,276	17,261	12,360
Total general and administrative expenses	$94,424	$69,311	$62,017

25. Significant Events

COVID-19 – Coronavirus

An outbreak of coronavirus (“COVID-19”) began in China in December 2019 and subsequently spread throughout the world. On March 11, 2020, the World Health Organization declared COVID-19 as a pandemic. Since the second half of March 2020, the pandemic has caused the issuance of orders in the US by the federal government, as well as governments of states and localities within the US, in an attempt to contain the spread of the coronavirus including restrictions on gathering and the closure of certain businesses.

During this period and until the issuance date of the consolidated financial statements, the convenience stores and independent outside operations have continued to operate and have remained open to the public because convenience store operations and gas stations have been deemed an essential business by numerous federal and state authorities, including the US Department of Homeland Security, and therefore are exempt from many of the closure orders that were, or are currently, imposed on US businesses. Commencing in May 2020, various states and localities began to gradually ease their stay-at-home orders and the orders requiring certain types of businesses to be closed. In addition, during the pandemic and until the issuance date of the consolidated financial statements, the supply of products and gas to GPM’s convenience stores and gas stations has continued without any significant interruption. The Company’s convenience stores and independent outside operations are, however, subject to many of COVID-19 operational requirements that were, or are currently, imposed on the activity of US businesses, such as frequent sanitation, the enforcement of face covering orders, and social distancing.

For details regarding the Company’s principal fuel suppliers which temporarily suspended (for periods that vary among the different suppliers) the requirements under their agreements with GPMP, in light of the reduction in the number of gallons sold due to COVID-19, see Note 13 above.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the US economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act, among other things, increases the interest deductibility from 30% to 50% of adjusted taxable income for tax years beginning in 2019 and 2020; permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021; allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes; accelerates refunds of any remaining alternative minimum tax carryforwards to the 2019 tax year; and changes the depreciable life of qualified improvement property to 15 years for income tax purposes making it eligible for bonus depreciation. Additionally, the Company is able to defer payment of the total accrued amount of the employer portion of the FICA payroll tax from the date of the enactment of the CARES Act until December 31, 2020.  Half of that deferment must be paid by December 31, 2021 and the remaining half must be paid by December 31, 2022. The Company estimates that the positive impact expected from the CARES Act on the Company’s financial condition, results of operations or cash flows is not significant.

Because the pandemic is an event that is characterized by great uncertainty, as well as rapid and frequent changes, such as the implementation of measures intended to limit the spread of the pandemic, the Company cannot predict the ultimate impact of the pandemic on its business or results of operations.

The pandemic is an event that is out of the Company’s control and its continuance and evolvement may include, among other things: (a) an increase or decrease in demand for products sold in convenience stores and gas stations; (b) disruptions or suspension of the Company’s activities as a result of imposing restrictions on customer and employee traffic, among other things; (c) disruptions or delays in delivering products to the Company and limiting employee availability; (d) restrictions on the sale and pricing of certain types of products; and (e) changes in laws at federal, state and local levels related to the pandemic. Any changes or developments, as well as the length of the pandemic and its impact on the US economy, may adversely affect the Company’s business operations as well as its results of operations.

26. Subsequent Events

Potential Acquisition

On March 8, 2021, the Company entered into an agreement with third parties for the acquisition of 61 self-operated convenience stores and gas stations located in the Midwestern US for consideration of approximately $102 million plus the value of inventory and cash in stores on the closing date. The Company intends to finance the consideration from its own sources and by two US real estate funds that are unrelated third parties (the “Real Estate Funds”).

At the closing of the transaction, (i) the Company will purchase and assume, among other things, certain vendor agreements, fee simple ownership in some of the sites, equipment in the sites, inventory and goodwill with regard to the acquired activity; and (ii)

according to agreements between the Company and each of the Real Estate Funds, in consideration of approximately $92 million, the Real Estate Funds will purchase the fee simple ownership in most of the sites. Such sites will be leased to the Company under customary lease terms. In addition, one of the Real Estate Funds will grant the Company an option to purchase the fee simple ownership in 26 of the sites following an initial four-year period for consideration as was agreed between the parties.

The purchase agreement includes the sellers’ undertaking with regard to indemnification subject to certain scope, time and amounts limitations as determined in the purchase agreement.

The closing of the transaction is subject to fulfillment of conditions precedent which includes, among other things, obtaining the approvals required by law, including permits and licenses relating to the acquired activity. Subject to the above, the closing is planned to occur during the first half of 2021.  There is no certainty that the transaction will close.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed balance sheets

(in thousands)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$117,179	$21,302
Restricted cash with respect to bonds	—	4,260
Short-term loans to subsidiaries	40,035	—
Long-term loans to subsidiaries and other investee, current portion	—	15,242
Other current assets	2,147	2,928
Total current assets	159,361	43,732
Non-current assets:
Non-current restricted cash with respect to bonds	—	1,963
Investment in subsidiaries	178,948	9,669
Long-term loans to subsidiaries and other investee	—	99,815
Deferred tax asset	2,922	—
Other	—	210
Total assets	$341,231	$155,389
Liabilities
Current liabilities:
Long-term debt, current portion	$1,752	$11,228
Operating leases, current portion	—	95
Other current liabilities	11,612	516
Total current liabilities	13,364	11,839
Non-current liabilities:
Long-term debt, net	—	73,580
Intercompany capital notes	—	4,128
Operating leases	—	45
Other non-current liabilities	9,831	24
Total liabilities	$23,195	$89,616

Series A redeemable preferred stock	100,000	—

Shareholders' equity	218,036	65,773
Total liabilities, redeemable preferred stock and shareholders' equity	$341,231	$155,389

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed statements of operations

(in thousands)

	For the year ended December 31,
	2020	2019	2018
Income:
Income from loans to subsidiaries and other investee	$3,960	$6,992	$8,138
Other income	597	712	1,492
	4,557	7,704	9,630
Expenses:
General and administrative	4,562	2,471	2,380
Expenses related to loans to subsidiaries and other investee	2,692	1,281	–
	7,254	3,752	2,380
Loss (income) before interest and financing income (expenses)	(2,697)	3,952	7,250
Interest and other financial income	570	299	851
Interest and other financial expenses	(8,225)	(4,832)	(3,984)
Loss (income) before income taxes	(10,352)	(581)	4,117
Income tax expense	(324)	(1,140)	(1,282)
Equity income (loss) from subsidiaries	23,863	(41,818)	8,131
Net income (loss)	$13,187	$(43,539)	$10,966
Accretion of redeemable preferred stock	(3,120)	—	—
Series A redeemable preferred stock dividends	(157)	—	—
Net income (loss) attributable to common shareholders	$9,910	$(43,539)	$10,966

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed statements of comprehensive income (loss)

(in thousands)

	For the year ended December 31,
	2020	2019	2018
Net income (loss)	$13,187	$(43,539)	$10,966
Other comprehensive income (loss):
Foreign currency translation adjustments	4,675	4,520	(4,332)
Total other comprehensive income (loss)	4,675	4,520	(4,332)
Comprehensive income (loss)	$17,862	$(39,019)	$6,634

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed statements of cash flows

(in thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$13,187	$(43,539)	$10,966
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Equity (income) loss from subsidiaries	(23,863)	41,818	(8,121)
Deferred income taxes	(130)	—	—
Amortization of debt discount and premium	(331)	(409)	(718)
Depreciation and amortization	8	11	8
Foreign currency loss (gain) and interest related to intercompany loans	4,703	1,645	(4,288)
Share-based compensation	1,891	516	490
Fair value adjustment related to financial liabilities	630	—	—
Other operating activities, net	(38)	—	—
Changes in assets and liabilities:
Decrease (increase) in other current assets	490	(707)	(1,433)
Increase (decrease) in other current liabilities	942	15	(7)
Net cash used in operating activities	$(2,511)	$(650)	$(3,103)
Cash flows from investing activities:
Loans to investees	$(68,939)	$(174)	$(56,759)
Repayments of loans to subsidiaries and other investees	109,946	14,133	11,750
Investment in subsidiary	(107,299)	—	—
Other	—	(3)	(5)
Net cash (used in) provided by investing activities	(66,292)	13,956	(45,014)
Cash flows from financing activities:
Issuance of shares in Merger Transaction	60,318	—	—
Issuance of redeemable preferred stock, net	96,880	—	—
Proceeds from issuance of long-term debt, net	—	—	59,197
Repayment of long-term debt	(10,953)	(10,861)	(10,543)
Buyback of long-term debt	(1,995)	—	—
Proceeds from issuance of rights, net	11,332	—	—
Other	—	(18)	(11)
Net cash provided by (used in) financing activities	155,582	(10,879)	48,643
Net increase in cash and cash equivalents and restricted cash	86,779	2,427	526
Effect of exchange rate on cash and cash equivalents and restricted cash	2,875	1,263	(926)
Cash and cash equivalents and restricted cash, beginning of year	27,525	23,835	24,235
Cash and cash equivalents and restricted cash, end of year	$117,179	$27,525	$23,835
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of year	21,302	17,925	20,635
Restricted cash with respect to bonds, beginning of year	6,223	5,910	3,600
Cash and cash equivalents and restricted cash, beginning of year	$27,525	$23,835	$24,235
Cash and cash equivalents, end of year	117,179	21,302	17,925
Restricted cash with respect to bonds, end of year	—	6,223	5,910
Cash and cash equivalents and restricted cash, end of year	$117,179	$27,525	$23,835
The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed statements of cash flows (cont’d)

(in thousands)

	Year ended December 31,
	2020	2019	2018
Supplementary cash flow information:
Cash received for interest	$2,340	$6,714	$4,548
Cash paid for interest	3,840	4,266	4,565
Cash paid for taxes	305	1,123	1,124
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	2,190	—	—
Ares Put Option	9,201	—	—
Purchase of property and equipment under operating leases	—	49	—
Loans to investees by offsetting principal repayments of loans to investees	—	—	1,481
Loans to investees by offsetting interest payments from loans to investees	—	—	2,533

The accompanying notes are an integral part of the condensed financial statements.

ARKO Corp. (Parent Company Only)

Notes to Condensed Financial Statements

1. General

The condensed financial statements represent the financial information required by SEC Regulation S-X Rule 5-04 for ARKO Corp. (the “Company”), which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2020, the Company’s restricted net assets of its consolidated subsidiary, GPM Investments, LLC (“GPM”), were approximately $176.2 million and exceeded 25% of the Company’s total consolidated net assets.  The primary restrictions as of December 31, 2020 were driven by GPM’s financing agreements with PNC and Ares which restrict the transfer of non-cash assets from GPM to the Company. These financing agreements also include restrictions on distributions according to which, among other things, GPM’s ability to distribute is subject to certain conditions as defined in the underlying agreements. For more information about GPM’s financing agreements with Ares and PNC, refer to Note 12 to the consolidated financial statements.

The Merger Transaction was accounted for as a reverse recapitalization. Under this method of accounting, Haymaker was treated as the “acquired” company and Arko Holdings was considered the accounting acquirer for accounting purposes.  The Merger Transaction was treated as the equivalent of Arko Holdings issuing stock in exchange for the net assets of Haymaker, accompanied by a recapitalization.  Because Arko Holdings was deemed the accounting acquirer, upon the consummation of the Merger Transaction, the historical financial statements of Arko Holdings became the historical financial statements of the combined company. As a result, the financial statements included in these parent only financial statements reflect the historical operating results of Arko Holdings prior to the Merger Closing Date.

2. Summary of Significant Accounting Policies

The accompanying condensed financial statements have been prepared to present the financial position, results of operations and cash flows of the Company on a stand-alone basis as a holding company. Investments in subsidiaries are accounted for using the equity method. The condensed parent company only financial statements should be read in conjunction with the Company's consolidated financial statements.

3. Debt

As of December 31, 2019, the long-term debt outstanding was Arko Holdings’ Bonds (Series C) and Convertible Bonds (Series H), both denominated in New Israeli Shekel (“NIS”). Refer to Note 12 to the consolidated financial statements for a description of their terms, including liens and financial covenants and the expected redemption of such bonds.  As of December 31, 2020, the debt outstanding related to premium financing agreements due within one year.