Form 10-Q
period 2021-03-31
ARKO Corp.
filed 2021-05-13
CIK 1823794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 001-33528

ARKO Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2784337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8565 Magellan Parkway

Suite 400

Richmond, Virginia 23227-1150

(Address of Principal Executive Offices) (Zip Code)

(804) 730-1568

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	ARKO	Nasdaq Capital Market
Warrants to purchase common stock	ARKOW	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”

in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   ☐  YES    ☒  NO

As of May 13, 2021, the registrant had 124,427,805 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects, including the potential impact of the COVID-19 pandemic on our businesses, operating results, cash flows and/or financial condition. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q, and described from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update forward-looking statements, except to the extent required by applicable law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•
changes in economic conditions and consumer confidence in the U.S. could materially adversely affect our business;
•
if we do not make acquisitions on economically acceptable terms, our future growth may be limited;
•
we may be unable to successfully integrate Empire’s operations or otherwise realize the expected benefits from the Empire Acquisition (as defined below);
•
our future growth depends on our ability to successfully implement our organic growth strategy, a major part of which consists of remodeling our convenience stores;
•
significant changes in current consumption of and regulations related to tobacco and nicotine products;
•
changes in the wholesale prices of motor fuel;
•
significant changes in demand for fuel-based modes of transportation;
•
we operate in a highly competitive industry characterized by low entry barriers;
•
negative events or developments associated with branded motor fuel suppliers;
•
we depend on four principal suppliers for the majority of our gross fuel purchases and two principal suppliers for merchandise;
•
a portion of our revenue is generated under fuel supply agreements with independent dealers that must be renegotiated or replaced periodically;
•
the retail sale, distribution and storage of motor fuels is subject to environmental protection and operational safety laws and regulations that may expose us or our customers to significant costs and liabilities;
•
business disruption and related risks resulting from the outbreak of COVID-19;
•
failure to comply with applicable laws and regulations;
•
the failure to recruit or retain qualified personnel;
•
unfavorable weather conditions;
•
we may be held liable for fraudulent credit card transactions on our fuel dispensers;
•
significant disruptions of our information technology systems or breaches of our data security;
•
we depend on third-party transportation providers for the transportation of all of our motor fuel;
•
our operations present risks which may not be fully covered by insurance;
•
our variable rate debt;

•
our credit facilities have substantial restrictions and financial covenants;
•
the proposed phase out of the London Interbank Offered Rate (“LIBOR”);
•
we will incur significant increased expenses and administrative burdens as a public company;
•
we may not be able to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act;
•
our corporate structure includes Israeli subsidiaries that may have adverse tax consequences and expose us to additional tax liabilities;
•
the market price and trading volume of our common stock may be volatile and could decline significantly;
•
if securities or industry analysts do not publish research, publish inaccurate or unfavorable research or cease publishing research about us or the convenience store industry; and
•
sales of a substantial number of shares of our common stock in the public market.

PART I. FINANCIAL INFORMATION

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “ARKO,” “we,” “our,” “ours,” and “us” refer to ARKO Corp., a Delaware corporation, including our consolidated subsidiaries.

Item 1. Financial Statements

ARKO Corp.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$204,986	$293,666
Restricted cash with respect to bonds	—	1,230
Restricted cash	18,017	16,529
Trade receivables, net	57,597	46,940
Inventory	171,123	163,686
Other current assets	80,425	87,355
Total current assets	532,148	609,406
Non-current assets:
Property and equipment, net	493,420	491,513
Right-of-use assets under operating leases	947,568	961,561
Right-of-use assets under financing leases, net	203,706	198,317
Goodwill	173,937	173,937
Intangible assets, net	212,144	218,132
Restricted investments	31,825	31,825
Non-current restricted cash with respect to bonds	—	1,552
Equity investment	2,612	2,715
Deferred tax asset	42,345	40,655
Other non-current assets	10,849	10,196
Total assets	$2,650,554	$2,739,809
Liabilities
Current liabilities:
Long-term debt, current portion	$29,495	$40,988
Accounts payable	172,910	155,714
Other current liabilities	108,021	133,637
Operating leases, current portion	49,590	48,878
Financing leases, current portion	7,598	7,834
Total current liabilities	367,614	387,051
Non-current liabilities:
Long-term debt, net	644,764	708,802
Asset retirement obligation	53,351	52,964
Operating leases	961,621	973,695
Financing leases	233,575	226,440
Deferred tax liability	2,663	2,816
Other non-current liabilities	107,644	96,621
Total liabilities	2,371,232	2,448,389
Commitments and contingencies - see Note 10
Series A redeemable preferred stock (no par value) - authorized: 1,000 shares; issued and outstanding: 1,000 and 1,000 shares, respectively; redemption value: $100,000 and $100,000, respectively	100,000	100,000
Shareholders' equity:
Common stock (par value $0.0001) - authorized: 400,000 shares; issued and outstanding: 124,428 and 124,132 shares, respectively	12	12
Additional paid-in capital	214,727	212,103
Accumulated other comprehensive income	9,119	9,119
Accumulated deficit	(44,389)	(29,653)
Total shareholders' equity	179,469	191,581
Non-controlling interest	(147)	(161)
Total equity	179,322	191,420
Total liabilities, redeemable preferred stock and equity	$2,650,554	$2,739,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the three months ended March 31,
	2021	2020
Revenues:
Fuel revenue	$1,102,947	$563,041
Merchandise revenue	359,281	323,679
Other revenues, net	22,128	13,160
Total revenues	1,484,356	899,880
Operating expenses:
Fuel costs	1,012,798	499,803
Merchandise costs	260,754	239,091
Store operating expenses	144,938	128,830
General and administrative expenses	26,713	18,893
Depreciation and amortization	24,242	17,071
Total operating expenses	1,469,445	903,688
Other expenses, net	1,672	4,176
Operating income (loss)	13,239	(7,984)
Interest and other financial income	2,407	3,245
Interest and other financial expenses	(31,024)	(9,896)
Loss before income taxes	(15,378)	(14,635)
Income tax benefit	722	2,011
Loss from equity investment	(6)	(233)
Net loss	$(14,662)	$(12,857)
Less: Net income (loss) attributable to non-controlling interests	74	(2,401)
Net loss attributable to ARKO Corp.	$(14,736)	$(10,456)
Series A redeemable preferred stock dividends	(1,402)
Net loss attributable to common shareholders	$(16,138)
Net loss per share attributable to common shareholders - basic and diluted	$(0.13)	$(0.16)
Weighted average shares outstanding:
Basic and Diluted	124,361	66,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	For the three months ended March 31,
	2021	2020
Net loss	$(14,662)	$(12,857)
Other comprehensive loss:
Foreign currency translation adjustments	—	(1,709)
Total other comprehensive loss	—	(1,709)
Comprehensive loss	$(14,662)	$(14,566)
Less: Comprehensive income (loss) attributable to non-controlling interests	74	(2,401)
Comprehensive loss attributable to ARKO Corp.	$(14,736)	$(12,165)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Changes in Equity

(Unaudited, in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'	Non- Controlling	Total
	Shares	Par Value	Capital	Income	Deficit	Equity	Interests	Equity
Balance at January 1, 2020	65,541	$6	$104,686	$4,444	$(43,363)	$65,773	$129,117	$194,890
Share-based compensation	—	—	127	—	—	127	—	127
Conversion of convertible bonds	6	—	26	—	—	26	—	26
Transactions with non-controlling interests	—	—	(777)	—	—	(777)	20,194	19,417
Distributions to non-controlling interests	—	—	—	—	—	—	(2,375)	(2,375)
Other comprehensive loss	—	—	—	(1,709)	—	(1,709)	—	(1,709)
Net loss	—	—	—	—	(10,456)	(10,456)	(2,401)	(12,857)
Balance at March 31, 2020	65,547	$6	$104,062	$2,735	$(53,819)	$52,984	$144,535	$197,519

Balance at January 1, 2021	124,132	$12	$212,103	$9,119	$(29,653)	$191,581	$(161)	$191,420
Share-based compensation	—	—	1,026	—	—	1,026	—	1,026
Distributions to non-controlling interests	—	—	—	—	—	—	(60)	(60)
Dividends on redeemable preferred stock	—	—	(1,402)	—	—	(1,402)	—	(1,402)
Issuance of shares	296	—	3,000	—	—	3,000	—	3,000
Net (loss) income	—	—	—	—	(14,736)	(14,736)	74	(14,662)
Balance at March 31, 2021	124,428	$12	$214,727	$9,119	$(44,389)	$179,469	$(147)	$179,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,662)	$(12,857)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,242	17,071
Deferred income taxes	(1,843)	389
Loss on disposal of assets and impairment charges	1,375	3,382
Foreign currency gain	(1,042)	(2,874)
Amortization of deferred financing costs, debt discount and premium	(185)	1,780
Amortization of deferred income	(2,484)	(2,380)
Accretion of asset retirement obligation	445	327
Non-cash rent	1,771	1,801
Charges to allowance for credit losses	141	49
Loss from equity investment	6	233
Share-based compensation	1,026	127
Fair value adjustment of financial assets and liabilities	11,049	(418)
Other operating activities, net	224	—
Changes in assets and liabilities:
(Increase) decrease in trade receivables	(10,798)	7,732
(Increase) decrease in inventory	(7,437)	17,402
Decrease in other assets	7,688	4,737
Increase (decrease) in accounts payable	17,309	(10,996)
Decrease in other current liabilities	(15,829)	(966)
Decrease in asset retirement obligation	(89)	(36)
Increase (decrease) in non-current liabilities	369	(591)
Net cash provided by operating activities	$11,276	$23,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the three months ended March 31,
	2021	2020
Cash flows from investing activities:
Purchase of property and equipment	$(17,525)	$(12,048)
Purchase of intangible assets	—	(30)
Proceeds from sale of property and equipment	880	—
Business acquisitions, net of cash	—	(320)
Loans to equity investment	—	(143)
Net cash used in investing activities	(16,645)	(12,541)
Cash flows from financing activities:
Lines of credit, net	—	(39,364)
Repayment of related-party loans	—	(4,517)
Receipt of long-term debt, net	1,115	156,694
Repayment of debt	(75,963)	(41,722)
Principal payments on financing leases	(1,990)	(2,124)
Investment of non-controlling interest in subsidiary	—	19,325
Payment of Merger Transaction issuance costs	(4,686)	—
Dividends paid on redeemable preferred stock	(1,559)	—
Distributions to non-controlling interests	(60)	(2,375)
Net cash (used in) provided by financing activities	(83,143)	85,917
Net (decrease) increase in cash and cash equivalents and restricted cash	(88,512)	97,288
Effect of exchange rate on cash and cash equivalents and restricted cash	(1,462)	(1,306)
Cash and cash equivalents and restricted cash, beginning of period	312,977	52,763
Cash and cash equivalents and restricted cash, end of period	$223,003	$148,745
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of period	$293,666	32,117
Restricted cash, beginning of period	16,529	14,423
Restricted cash with respect to bonds, beginning of period	2,782	6,223
Cash and cash equivalents and restricted cash, beginning of period	$312,977	$52,763
Cash and cash equivalents, end of period	$204,986	128,513
Restricted cash, end of period	18,017	12,609
Restricted cash with respect to bonds, end of period	—	7,623
Cash and cash equivalents and restricted cash, end of period	$223,003	$148,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the three months ended March 31,
	2021	2020
Supplementary cash flow information:
Cash received for interest	$55	$403
Cash paid for interest	18,057	8,083
Cash received for taxes	9	67
Cash paid for taxes	72	226
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	2,171	2,872
Purchases of equipment in accounts payable and accrued expenses	3,715	3,310
Purchase of property and equipment under leases	11,534	2,448
Disposals of leases of property and equipment	2,254	1,447
Issuance of shares	3,000	—
Receipt of related-party receivable payment offset by related-party loan payments	—	7,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

ARKO Corp. (the “Company”) is a Delaware corporation whose common stock, par value $0.0001 per share (“common stock”) and publicly-traded warrants were registered to trade on the Nasdaq Stock Market on December 22, 2020 and commenced trading on December 23, 2020. The Company’s common stock is also listed on the Tel Aviv Stock Exchange.

On September 8, 2020, the Company (a newly-formed company) entered into a business combination agreement, as amended on November 18, 2020 (the “Merger Agreement”), together with Arko Holdings Ltd. (“Arko Holdings”), Haymaker Acquisition Corp. II, a Delaware corporation and special purpose acquisition company (“Haymaker”), and additional newly-formed wholly owned subsidiaries of Haymaker that were formed in order to enable the consummation of the merger transaction (the “Merger Transaction”). Arko Holdings is a corporation incorporated in Israel, whose securities were listed on the Tel Aviv Stock Exchange prior to the consummation of the Merger Transaction and which held a majority of the outstanding equity of GPM Investments, LLC, a Delaware limited liability company (“GPM”). On December 22, 2020, the Merger Transaction was consummated (the “Merger Closing Date”), following which Arko Holdings and Haymaker became wholly owned subsidiaries of the Company.

The Company’s operations are primarily performed by its subsidiary, GPM, which became a wholly owned subsidiary, indirectly, upon consummation of the Merger Transaction. GPM is engaged directly and through fully owned and controlled subsidiaries (directly or indirectly) in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations, and in wholesale activity, which includes the supply of fuel to gas stations operated by third parties. As of March 31, 2021, GPM’s activity included the self-operation of 1,324 sites and the supply of fuel to 1,625 gas stations operated by external operators (dealers), throughout 33 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“US”).

The Company has three reporting segments: retail, wholesale and GPMP. Refer to Note 9 below for further information with respect to the segments.

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

Because Arko Holdings was deemed the accounting acquirer, upon the consummation of the Merger Transaction, the historical financial statements of Arko Holdings became the historical financial statements of the combined company. As a result, the financial statements included in this Quarterly Report on Form 10-Q reflect the historical operating results of Arko Holdings prior to the Merger Closing Date and the combined results of the Company, including those of Haymaker, following the Merger Closing Date. Additionally, the Company’s equity structure has been reclassified in all comparative periods up to the Merger Closing Date to reflect the number of shares of the Company’s common stock issued to Arko Holdings’ stockholders in connection with the recapitalization transaction. As such, the share counts, corresponding common stock amounts and earnings per share related to Arko Holdings’ common stock prior to the Merger Transaction have been retroactively reclassified as shares reflecting the exchange ratio established in accordance with the Merger Agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation

All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Interim Financial Statements

The accompanying condensed consolidated financial statements as of March 31, 2021 and for the three months periods ended March 31, 2021 and 2020 (“interim financial statements”) are unaudited and have been prepared in accordance with GAAP for interim financial information and Regulation S-X set forth by the Securities and Exchange Commission for interim reporting. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying interim financial statements. However, they do not include all of the information and disclosures required by GAAP for complete financial statements. Therefore, the interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2020 (the “annual financial statements”).

The same significant accounting policies, presentation and methods of computation have been followed in these interim financial statements as were applied in the preparation of the annual financial statements.

Accounting Periods

The Company’s fiscal periods end on the last day of the month, and its fiscal year ends on December 31. This results in the Company experiencing fluctuations in current assets and current liabilities due to purchasing and payment patterns which change based upon the day of the week. As a result, working capital can change from period to period not only due to changing business operations, but also due to a change in the day of the week in which each period ends. The Company earns a disproportionate amount of its annual operating income in the second and third quarters as a result of the climate and seasonal buying patterns of its customers. Inclement weather, especially in the Midwest and Northeast regions of the US during the winter months, can negatively impact financial results.

Use of Estimates

In the preparation of interim condensed consolidated financial statements, management may make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include right-of-use assets and lease liabilities; impairment of goodwill, intangible, right-of-use and fixed assets; useful lives of fixed assets; environmental assets and liabilities; deferred tax assets; and asset retirement obligations.

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

Fuel revenue and fuel costs included fuel taxes of $222.5 million and $115.1 million for the three months ended March 31, 2021 and 2020, respectively.

Refer to Note 9 for disclosure of the revenue disaggregated by segment and product line, as well as a description of the reportable segment operations.

New Accounting Pronouncements Adopted During 2021

Simplifying the Accounting for Income Taxes – In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance, such as the accounting for a franchise tax (or similar tax) that is partially based on income. This standard is effective January 1, 2021 for the Company. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

Reference Rate Reform – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard included optional guidance for a limited period of time to help ease the burden in accounting for the effects of reference rate reform. The new standard is effective for all entities through December 31, 2022. The Company is examining the impact of this standard on its consolidated financial statements.

3. Debt

The components of debt were as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Bonds (Series C)	$—	$76,582
PNC term loans	32,362	32,354
M&T debt	28,420	27,898
Ares term loan	215,208	215,433
Insurance premium notes	3,935	3,488
Capital One line of credit	394,334	394,035
Total debt, net	$674,259	$749,790
Less current portion	(29,495)	(40,988)
Total long-term debt, net	$644,764	$708,802

Bonds (Series C)

On March 30, 2021, Arko Holdings fully redeemed its Bonds (Series C) in accordance with the optional redemption provisions of the deed of trust governing the Bonds (Series C). Arko Holdings redeemed the Bonds (Series C) at a redemption price equal to approximately NIS 1.084 for every NIS 1 par value (approximately $0.325 as of March 30, 2021 per NIS 1 par value) of Bonds (Series C) outstanding (including additional interest for the early redemption and accrued and unpaid interest thereon to the redemption date for the Bonds (Series C)). The total amount paid to holders of the Bonds (Series C) was approximately NIS 264 million (approximately $79 million).

Ares Credit Agreement

On March 30, 2021, GPM entered into an amendment to its credit agreement (the “Ares Credit Agreement”) with Ares Capital Corporation (“Ares”) which amended the credit agreement to adjust the interest rate effective from and after March 1, 2021, by (A) reducing the applicable margin for the term loan facility by 0.125% and (B) reducing the LIBOR Rate (as defined in the credit agreement) to be not less than 1.0%, such that following these changes, effective March 1, 2021, the term loan facility bears interest, as elected by GPM, at (a) a rate per annum equal to the Ares alternative base rate (“ABR”) plus a margin of 3.50%, or (b) the LIBOR Rate as defined in the credit agreement (not less than 1.0%) plus a margin of 4.50%.

4. Leases

As of March 31, 2021, the Company leased 1,125 of its convenience stores that it operates, 158 dealer locations and certain office spaces used as its headquarters in the US, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years each.  Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges, store lighting and fuel dispensers.

Under ASC 842, the components of lease cost recorded on the condensed consolidated statements of operations were as follows:

	For the three months ended March 31,
	2021	2020
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$3,317	$3,192
Interest on lease liabilities	4,446	4,326
Operating lease costs included in store operating expenses	32,334	27,244
Operating lease costs included in general and administrative expenses	396	327
Lease cost related to variable lease payments, short-term leases and leases of low value assets	375	150
Right-of-use asset impairment charges	111	639
Total lease costs	$40,979	$35,878

5. Equity

On August 1, 2020, Haymaker and Nomura Securities International, Inc. (“Nomura”) entered into an engagement letter, pursuant to which Nomura agreed to act as a placement agent in connection with the Company’s issuance of its Series A redeemable preferred stock and on September 8, 2020, Haymaker and Nomura entered into an engagement letter, pursuant to which Nomura agreed to act as a financial and capital markets advisor in connection with the Merger Transaction. On January 19, 2021, the Company, Haymaker and Nomura entered into a letter agreement, amending the engagement letters to provide that all of the placement fee and the transaction fee, in each case at Haymaker’s option, may be paid to Nomura in the form of 296,150 shares of common stock. On January 21, 2021, the Company issued 296,150 shares of common stock to Nomura in a private placement.

6. Share-Based Compensation

In March 2021, the Compensation Committee of the Company’s Board of Directors (the “Board”) approved the grant of non-qualified stock options and restricted stock units (“RSUs”) to certain employees, non-employees and members of the Board under the ARKO Corp. 2020 Incentive Compensation Plan (the “Plan”). Stock options granted under the Plan expire no later than ten years from the date of grant and the exercise price shall not be less than the fair market value of the shares on the date of grant. Vesting periods are assigned to stock options and restricted share units on a grant-by-grant basis at the discretion of the Board.  The Company issues new shares of common stock upon exercise of stock options and vesting of restricted share units.

Additionally, a non-employee director may elect to defer up to 100% of his or her cash fees and instead receive RSUs, which must be settled in common stock upon the director’s departure from the Board.  There were 60,000 RSUs issued to non-employee directors outstanding at March 31, 2021.

The following table summarizes share activity related to stock options and restricted stock units:

	Stock Options	Restricted Stock Units
Options Outstanding/Nonvested RSUs, December 31, 2020	—	—
Granted	126,000	1,570,600
Options Exercised/RSUs released	—	(60,000)
Forfeited	—	—
Options Outstanding/Nonvested RSUs, March 31, 2021	126,000	1,510,600

The following table summarizes the stock options granted in 2021:

Weighted average fair value	$9.60
Weighted average exercise price	$10.00
Remaining average contractual term (years)	9.9

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes option pricing model. The following table summarizes the assumptions utilized in the valuation of the stock option awards for the three months ended March 31, 2021:

Expected dividend rate	0.0%
Expected stock price volatility	28.8%
Risk-free interest rate	1.6%
Expected term of options (years)	10.0

The expected stock price volatility is based on the historical volatility of the Company’s peer group’s stock price. The volatilities are estimated for a period of time equal to the expected term of the related option. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is determined by considering the contractual terms, vesting schedule and expectations of future employee behavior. All of the stock option awards were out of money as of March 31, 2021.

The weighted average grant date fair value of time-vested RSUs granted in March 2021 was $9.60 with a grant date fair value of $8.3 million during the three months ended March 31, 2021 and vest over 2.8 years.

The Company granted a target of 644,867 performance-based RSUs with a grant date fair value of $6.2 million during the three months ended March 31, 2021. The 2021 performance-based RSUs were awarded to certain members of senior management in connection with the achievement of specific key financial metrics measured over a three-year period and also vest over a three-year period. The number of 2021 performance-based RSUs that will ultimately vest is contingent upon the achievement of these key financial metrics by the end of year three.   The Company assesses the probability of achieving these metrics on a quarterly basis. For these awards, the Company recognizes the fair value expense ratably over the performance and vesting period. These awards are included above in RSUs Granted.

Total compensation cost recorded for employees, non-employees and members of the Board for the three months ended March 31, 2021 and 2020 was $1.0 million and $0.1 million, respectively, and included in general and administrative expenses on the condensed consolidated statements of operations. As of March 31, 2021 and December 31, 2020, total unrecognized compensation cost related to unvested shares, stock options and RSUs granted was approximately $15.1 million and $0.6 million, respectively.

7. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the three months ended March 31,
	2021	2020
	(in thousands)
Net loss available to common stockholders	$(16,138)	$(10,456)
Weighted average common shares outstanding — Basic	124,361	66,731
Effect of dilutive securities:
Common stock equivalents	—	—
Weighted average common shares outstanding — Diluted	124,361	66,731
Net loss per share available to common stockholders — Basic and Diluted	$(0.13)	$(0.16)

The following potential shares of common stock have been excluded from the computation of diluted earnings per share because their effect would have been antidilutive:

	As of March 31,
	2021	2020
	(in thousands)
Stock options	126	—
Ares warrants	1,100	—
Public and Private warrants	17,333	—
Series A redeemable preferred stock	8,333	—
Restricted share units	1,511	184
Convertible bonds (par value)	—	51
Ares Put Option	*	—

* Refer to description of this instrument in Note 8 below.

8. Fair Value Measurements and Financial Instruments

The fair value of cash and cash equivalents, restricted cash and investments, and restricted cash with respect to bonds, trade receivables, accounts payable and other current liabilities approximated their carrying values as of March 31, 2021 and December 31, 2020 primarily due to the short-term maturity of these instruments. The fair value of the long-term debt approximated their carrying values as of March 31, 2021 and December 31, 2020 due to the frequency with which interest rates are reset based on changes in prevailing interest rates.

The Bonds (Series C) were presented in the consolidated balance sheets at amortized cost. The fair value of the Bonds (Series C) was $80.6 million as of December 31, 2020. The fair value measurements were classified as Level 1.

The contingent consideration from the acquisition of the Empire business is measured at fair value at the end of each reporting period and amounted to $7.6 million and $7.4 million as of March 31, 2021 and December 31, 2020, respectively. The fair value methodology for the contingent consideration liability is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. Approximately $0.2 million was recorded as a component of interest and other financial expenses in the consolidated statements of operations for the change in the fair value of the Contingent Consideration for the three months ended March 31, 2021.

The Public Warrants (as defined in Note 12) are measured at fair value at the end of each reporting period and amounted to $27.3 million and $18.1 million as of March 31, 2021 and December 31, 2020, respectively. The fair value methodology for the Public Warrants is categorized as Level 1. Approximately $9.2 million was recorded as a component of interest and other financial expenses in the consolidated statements of operations for the change in the fair value of the Public Warrants for the three months ended March 31, 2021.

The Private Warrants (as defined in Note 12) are measured at fair value at the end of each reporting period and amounted to $9.5 million and $6.7 million as of March 31, 2021 and December 31, 2020, respectively. The fair value methodology for the Private Warrants is categorized as Level 2 because certain inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Private Warrants have been recorded at fair value based on a Black-Scholes option pricing model with the following material assumptions based on observable and unobservable inputs:

As of March 31, 2021
Expected term (in years)	4.73
Volatility	32.3%
Risk-free interest rate	0.85%
Strike price	$11.50

Approximately $2.8 million was recorded as a component of interest and other financial expenses in the consolidated statements of operations for the change in the fair value of the Private Warrants for the three months ended March 31, 2021.

The Deferred Shares (as defined in Note 12) are measured at fair value at the end of each reporting period and amounted to $1.8 million and $1.6 million as of March 31, 2021 and December 31, 2020, respectively. The fair value methodology for the Deferred Shares categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

As of March 31, 2021
Expected term (in years)	6.17
Volatility	36.1%
Risk-free interest rate	1.21%
Stock price	$9.94

Approximately $0.2 million was recorded as a component of interest and other financial expenses in the consolidated statements of operations for the change in the fair value of the Deferred Shares for the three months ended March 31, 2021.

The Ares Put Option, which generally guarantees Ares a value of approximately $27.3 million at the end of February 2023 for the shares of common stock that the Company issued on the Merger Closing Date in consideration for its acquisition of equity in GPM, is measured at fair value at the end of each reporting period and amounted to $8.6 million and $9.8 million as of March 31, 2021 and December 31, 2020, respectively. The fair value methodology for the Ares Put Option is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Ares Put Option has been recorded at its fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

As of March 31, 2021
Expected term (in years)	1.91
Volatility	37.6%
Risk-free interest rate	0.15%
Strike price	$12.935

Approximately $1.2 million was recorded as a component of interest and other financial income in the consolidated statements of operations for the change in the fair value of the Ares Put Option for the three months ended March 31, 2021.

9. Segment Reporting

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

The retail segment includes the operation of a chain of retail stores, which includes convenience stores selling fuel products and other merchandise to retail customers. At its Company operated convenience stores, the Company owns the merchandise and fuel inventory and employs personnel to manage the store.

The wholesale segment supplies fuel to independent dealers, sub-wholesalers and bulk purchasers, on either a cost plus or consignment basis. For consignment arrangements, the Company retains ownership of the fuel inventory at the site, is responsible for the pricing of the fuel to the end consumer, and shares the gross profit with the independent outside operators.

The GPMP segment includes GPM Petroleum LP (“GPMP”) and primarily includes the sale and supply of fuel to GPM and its subsidiaries selling fuel (both in the Retail and Wholesale segments) at GPMP’s cost of fuel (currently including taxes and certain transportation) plus a fixed margin (4.5 cents per gallon prior to October 1, 2020 and effective October 1, 2020 through September 30, 2021, 5.0 cents per gallon) and the supply of fuel to a small number of independent outside operators and bulk purchasers.

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

With the exception of goodwill, assets and liabilities relevant to the reportable segments are not assigned to any particular segment, but rather, managed at the consolidated level. All segment revenues were generated from sites within the US and substantially all assets were within the US.

Inter-segment transactions primarily included the distribution of fuel by GPMP to GPM and its subsidiaries selling fuel (both in the Retail and Wholesale segments). The effect of these inter-segment transactions was eliminated in the consolidated financial statements.

For the three months ended March 31, 2021	Retail	Wholesale	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$576,304	$525,488	$1,155	$—	$1,102,947
Merchandise revenue	359,281	—	—	—	359,281
Other revenues, net	16,977	4,939	255	—	22,171
Total revenues from external customers	952,562	530,427	1,410	—	1,484,399
Inter-segment	—	—	819,467	317	819,784
Total revenues from reportable segments	952,562	530,427	820,877	317	2,304,183
Operating income	40,347	2,308	20,123	317	63,095
Interest and financial expenses, net			(3,841)	—	(3,841)
Income tax expense				(56)	(56)
Loss from equity investment				(6)	(6)
Net income from reportable segments					$59,192

For the three months ended March 31, 2020	Retail	Wholesale	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$532,886	$28,938	$1,217	$—	$563,041
Merchandise revenue	323,679	—	—	—	323,679
Other revenues, net	11,700	1,283	215	—	13,198
Total revenues from external customers	868,265	30,221	1,432	—	899,918
Inter-segment	—	—	379,125	2,378	381,503
Total revenues from reportable segments	868,265	30,221	380,557	2,378	1,281,421
Operating income	21,411	278	8,786	2,378	32,853
Interest and financial expenses, net			(847)	23	(824)
Income tax benefit				(162)	(162)
Loss from equity investment				(233)	(233)
Net income from reportable segments					$31,634

A reconciliation of total revenues from reportable segments to total revenues on the condensed consolidated statements of operations was as follows:

	For the three months ended March 31,
	2021	2020
	(in thousands)
Total revenues from reportable segments	$2,304,183	$1,281,421
Other revenues, net	(43)	(38)
Elimination of inter-segment revenues	(819,784)	(381,503)
Total revenues	$1,484,356	$899,880

A reconciliation of net income from reportable segments to net loss on the condensed consolidated statements of operations was as follows:

	For the three months ended March 31,
	2021	2020
	(in thousands)
Net income from reportable segments	$59,192	$31,634
Amounts not allocated to segments:
Other revenues, net	(43)	(38)
Store operating expenses	577	(892)
General and administrative expenses	(26,002)	(18,125)
Depreciation and amortization	(22,399)	(15,228)
Other expenses, net	(1,672)	(4,176)
Interest and other financial expenses, net	(25,093)	(8,205)
Income tax benefit	778	2,173
Net loss	$(14,662)	$(12,857)

10. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is subject to certain federal and state environmental laws and regulations associated with convenience store sites where it stores and sells fuel and other fuel products. As of March 31, 2021 and December 31, 2020, environmental obligations totaled $13.3 million and $13.5 million, respectively. These amounts were recorded as other current and non-current liabilities in the consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or whether the federal and/or state regulations in which the Company operates, and which deal with the environment, will be amended.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle it to be reimbursed for environmental loss mitigation.  Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $5.4 million and $5.6 million as of March 31, 2021 and December 31, 2020, respectively, and were recorded as other current and non-current assets in the consolidated balance sheets.

Asset Retirement Obligations

As part of the fuel operations at its operated convenience stores, at most of the consignment dealer locations and at most of the other owned and leased locations leased to dealers, there are underground storage tanks for which the Company is responsible. The future cost to remove an underground storage tank is recognized over the estimated remaining useful life of the underground storage tank or the termination of applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. The estimated liability is based upon historical experience in removing underground storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The Company has recorded an asset retirement obligation of $53.6 million and $53.2 million at March 31, 2021 and December 31, 2020, respectively. The current portion of the asset retirement obligation is included in other current liabilities in the consolidated balance sheets.

Purchase Commitments

In the ordinary course of business, the Company has entered into various purchase agreements related to its fuel supply, which include varying volume commitments. In light of the reduction in the number of gallons sold due to the COVID-19 pandemic, the Company’s principal fuel suppliers have temporarily suspended (for periods that vary among the different suppliers) the requirements under their agreements with the Company to purchase minimum quantities of gallons, including such requirements under the incentive agreements from such suppliers. As of March 31, 2021, the reduction in gallons sold did not affect the Company’s compliance with its commitments under the agreements with its principal suppliers.

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

11. Related Party Transactions

There have been no material changes to the description of related party transactions as set forth in the annual financial statements.

12. Revision of Previously Issued Financial Statements

As of the Merger Closing Date, there were 17.3 million warrants to purchase Haymaker common stock outstanding, consisting of 13.3 million public warrants (the “Public Warrants”) and four million private warrants (the “Private Warrants”). Pursuant to the warrant agreement as amended on the Merger Closing Date, each whole warrant to purchase one share of Haymaker common stock became a warrant to purchase one share of the Company’s common stock. In addition, following the Merger Closing Date, Haymaker’s founders will be entitled to up to 200 thousand shares of common stock to be issued subject to the number of incremental shares of common stock issued to the holders of the Series A redeemable preferred stock not being higher than certain thresholds (the “Deferred Shares”).

The Company has adjusted its consolidated balance sheet as of December 31, 2020 in order to reflect its Public Warrants, Private Warrants and Deferred Shares as liability instruments measured at fair value rather than as equity instruments. The Company has evaluated the materiality of this adjustment and concluded it was not material to any of the prior periods presented and has elected to revise the previously issued financial statements contained within these interim financial statements for the periods impacted to correct the effect of this immaterial adjustment. As a result, the consolidated balance sheet as of December 31, 2020 included as comparative figures within these interim financial statements was revised as follows:

	As of December 31, 2020
	As Previously Reported	Adjustment	As Revised
	(in thousands)
Other non-current liabilities	$70,166	$26,455	$96,621
Total liabilities	2,421,934	26,455	2,448,389
Additional paid-in capital	239,081	(26,978)	212,103
Accumulated deficit	(30,176)	523	(29,653)
Total equity	217,875	(26,455)	191,420

13. Significant Events

COVID-19 – Coronavirus

An outbreak of coronavirus (“COVID-19”) began in China in December 2019 and subsequently spread throughout the world. On March 11, 2020, the World Health Organization declared COVID-19 as a pandemic. Throughout the pandemic, the convenience stores and independent outside operations have continued to operate and have remained open to the public because convenience store operations and gas stations have been deemed an essential business by numerous federal and state authorities, including the US Department of Homeland Security, and therefore are exempt from many of the closure orders that were, or are currently, imposed on US businesses.

Potential Acquisition

On March 8, 2021, the Company entered into an agreement with third parties for the acquisition of approximately 60 self-operated convenience stores and gas stations located in the Midwestern US for consideration of approximately $102 million plus the value of inventory and cash in stores on the closing date. The Company intends to finance a portion of the consideration from its own sources and two US real estate funds that are unrelated third parties (the “Real Estate Funds”) will pay the purchase agreement for the seller’s real estate as described below.

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

The closing of the transaction is subject to fulfillment of conditions precedent which includes, among other things, obtaining the approvals required by law, including permits and licenses relating to the acquired activity. Subject to the above, the closing is planned to occur during the second quarter of 2021. There is no certainty that the transaction will close.

14. Subsequent Events

Amendment to Credit Facilities

 On April 30, 2021, GPM entered into a sixth amendment (the “Sixth Amendment”) to the Ares Credit Agreement. The Sixth Amendment amended the Ares Credit Agreement as follows: the definition of Consolidated EBITDA was amended to increase the amount of fees, expenses and other charges related to Permitted Acquisitions (as defined in the Ares Credit Agreement) that can be added back when calculating Consolidated EBITDA; the definition of Consolidated Total Debt was amended to increase the amount of GPM’s cash and cash equivalents on hand deducted from GPM’s indebtedness when calculating Consolidated Total Debt; various changes were made to facilitate potential new equipment and real estate financings from M&T Bank; certain permitted debt baskets were increased to allow GPM to have more flexibility in its operations and the financial statement and budget delivery requirements were updated primarily to reflect that GPM currently owns 99.71% of GPMP.

 On April 30, 2021, GPM entered into a fourth amendment to its credit agreement, dated February 28, 2020, by and among GPM, and certain of its subsidiaries as borrowers and guarantors, the lenders from time to time party thereto and PNC Bank, National Association, as lender and as agent (the “PNC Credit Agreement”). This amendment effected substantially similar changes to the PNC Credit Agreement as those made by the Sixth Amendment to the Ares Credit Agreement described above.

Standby Real Estate Program

 On May 3, 2021, GPM entered into a standby real estate purchase, designation and lease program agreement (the “Program Agreement”) with Oak Street Real Estate Capital Net Lease Property Fund, LP (“Oak Street”). Pursuant to the Program Agreement, Oak Street has agreed to purchase, subject to the conditions contained in the Program Agreement, up to $1.0 billion of convenience store and gas station real property, including in connection with purchase agreements that GPM or an affiliate thereof, may from time to time enter into to acquire convenience stores and gas stations from third parties (each, a “Property”). Pursuant to the Program Agreement, upon any acquisition of a Property by Oak Street, or an affiliate thereof, GPM, or an affiliate thereof, would enter into a triple-net lease agreement with Oak Street or such affiliate pursuant to which GPM or such affiliate would lease such Property from Oak Street or such affiliate based upon commercial terms contained in the Program Agreement.  The purchase price for any Property would similarly be subject to commercial terms agreed upon by GPM and Oak Street in the Program Agreement. The Program Agreement has a one-year term, during which GPM may not sell or designate any Property pursuant to a sale-leaseback or similar transaction without first offering such Property to Oak Street in accordance with the terms and conditions of the Program Agreement.  Certain Properties specified by GPM are not subject to the foregoing right of first offer, and the Program Agreement does not obligate GPM to sell any Property, or acquire any property from a third party for purposes of its sale, to Oak Street, unless GPM elects, in its sole discretion, to enter into a sale leaseback (or similar transaction) governed by the Program Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read this discussion together with the unaudited Condensed Consolidated Financial Statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q together with our audited consolidated financial statements, related notes, and other information contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part I, Item 1A of the Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q and as described from time to time in our other filings with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

ARKO Corp. was incorporated under the laws of Delaware on August 26, 2020 for the purpose of facilitating the business combination, which we refer to as the Merger Transaction, of Haymaker Acquisition Corp. II, a Delaware corporation (“Haymaker”), and Arko Holdings Ltd., a company organized under the laws of the State of Israel, which we refer to as Arko Holdings. Our shares of common stock, $0.0001 par value per share (“common stock”), and publicly-traded warrants were registered to trade on the Nasdaq Stock Market on December 22, 2020 and commenced trading on December 23, 2020, and our common stock is dual-listed on the Tel Aviv Stock Exchange (“TASE”).  The main activity of Arko Holdings prior to the foregoing business combination was its holding, through its subsidiaries, of controlling rights in GPM Investments, LLC, a Delaware limited liability company, which we refer to as GPM, which is our operating entity and upon the consummation of the Merger Transaction became our indirect wholly owned subsidiary. Arko Holdings’ Bonds (Series C) had traded on the TASE since June 28, 2016 and were fully redeemed on March 30, 2021; consequently, Arko Holdings is no longer a reporting entity under Israeli securities laws.

Based in Richmond, VA, we are a leading independent convenience store operator and, as of March 31, 2021, we were the seventh largest convenience store chain in the United States (“U.S.”) ranked by store count, operating 1,324 retail convenience stores. As of March 31, 2021, we operated the stores under 17 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, E-Z Mart®, fas mart®, fastmarket®, Jiffi Stop®, Li’l Cricket, Next Door Store®, Roadrunner Markets, Rstore, Scotchman®, shore stop®, Town Star, Village Pantry® and Young’s. As of March 31, 2021, we also supplied fuel to 1,625 dealer-operated gas stations. We are well diversified geographically and as of March 31, 2021, operated across 33 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States.

We derive our revenue from the retail sale of fuel and the products offered in our stores, as well as the wholesale distribution of fuel. Our retail stores offer a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. We have foodservice offerings at over 250 company-operated stores. The foodservice category includes hot and fresh foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We offer a value food menu consisting of items such as hot dogs and chicken sandwiches.  In addition, we operate over 70 branded quick service restaurants consisting of major national brands. Additionally, we provide a number of traditional convenience store services that generate additional income, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate revenues from car washes at approximately 100 of our locations.

Our reportable segments are described below.

Retail Segment

The retail segment includes the operation of a chain of retail stores, which includes convenience stores selling fuel products and other merchandise to retail customers. At our convenience stores, we own the merchandise and fuel inventory and employ personnel to manage the store.

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

GPMP Segment

The GPMP segment includes the operations of GPM Petroleum LP (“GPMP”), which primarily sells and supplies fuel to GPM and its fuel-selling subsidiaries (both in the Retail and Wholesale segments) at GPMP’s cost of fuel (currently including taxes and certain transportation) plus a fixed margin.

Trends Impacting Our Business

We have achieved strong store growth over the last several years, primarily by implementing a highly successful acquisition strategy. From 2013 through March 31, 2021, we completed 18 acquisitions. As a result, our store count has grown from 320 sites in 2011 to 2,949 sites as of March 31, 2021, of which 1,324 were operated as retail convenience stores and 1,625 supplied fuel to independently operated fueling stations. These strategic acquisitions have had, and we expect will continue to have, a significant impact on our reported results and can make period to period comparisons of results difficult. We completed our acquisition of the business of Empire Petroleum Partners, LLC, which business we refer to as Empire, in October 2020, which was significant and added 84 retail sites and 1,453 wholesale sites to our business (the “Empire Acquisition”). The Empire Acquisition was our only business acquisition in 2020. With our achievement of significant size and scale, we have added an additional focus of organic growth, including implementing company-wide marketing and merchandising initiatives, which we believe will result in significant value accretion to all the assets we have acquired. We believe that this complementary strategy will help further our growth through both acquisitions and organically and improve our results of operations.

The following table provides a history of our acquisitions, conversions and closings for the periods noted, for the retail and wholesale segments:

	For the three months ended March 31,
Retail Segment	2021	2020
Number of sites at beginning of period	1,330	1,272
Company-controlled sites converted to consignment locations and independent and lessee dealers, net	—	(1)
Closed, relocated or divested sites	(6)	—
Number of sites at end of period	1,324	1,271

	For the three months ended March 31,
Wholesale Segment	2021	2020
Number of sites at beginning of period	1,614	128
Newly opened or reopened sites	14	—
Consignment locations or independent and lessee dealers converted from Company-controlled sites, net	—	1
Closed, relocated or divested sites	(3)	(1)
Number of sites at end of period	1,625	128

There has been an ongoing trend in the convenience store industry focused on increasing and improving in-store foodservice offerings, including fresh foods, quick service restaurants or proprietary food offerings. We believe consumers may be more likely to patronize convenience stores that include such new and improved food offerings, which may also lead to increased inside merchandise sales or fuel sales for such stores. Although our foodservice sales have been negatively impacted during the COVID-19 pandemic, we believe this trend will reverse when the effects of the pandemic subside. Our current foodservice offering primarily consists of hot and fresh foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We offer a value food menu consisting of items such as hot dogs and chicken sandwiches. We have historically relied upon a limited number of franchised quick service restaurants and in-store delis to drive customer traffic rather than other foodservice offerings. As a result, we believe that our under-penetration of foodservice presents an opportunity to expand foodservice offerings and margin in response to changing consumer behavior. In addition, we believe that continued investment in new technology platforms and applications to adapt to evolving consumer eating preferences, including contactless checkout, order ahead service, and delivery, will further drive growth in profitability.

Our operations are significantly impacted by the retail fuel margins we receive on gallons sold. While we expect our same store fuel sales volumes to remain stable over time, even though they were recently impacted by COVID-19, and the fuel margins we realize on those sales to remain stable, these fuel margins can change rapidly as they are influenced by many factors including: the price of refined products; interruptions in supply caused by severe weather; severe refinery mechanical failures for an extended period of time; and competition in the local markets in which we operate.

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

Business Highlights

The Empire Acquisition contributed to the increase in our results of operations in the first quarter of 2021, primarily in the wholesale segment, as compared to the first quarter of 2020. Although the impact of the COVID-19 pandemic reduced total gallons sold thus far in 2021 as compared to 2020, higher fuel margins compared to the same period in 2020 resulted in improved results, partly due to less competitive pricing pressure on fuel. Increased merchandise contribution at same stores combined with an increase in other revenues also positively impacted 2021. General and administrative expenses increased in 2021, as compared to 2020, to support the Empire Acquisition.

Seasonality

Our business is seasonal, and our operating income in the second and third quarters has historically been significantly greater than in the first and fourth quarters as a result of the generally improved climate and seasonal buying patterns of our customers. Inclement weather, especially in the Midwest and Northeast regions of the United States during the winter months, can negatively impact our financial results.

Results of Operations for the three months ended March 31, 2021 and 2020

The period-to-period comparisons of our results of operations contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation have been prepared using our consolidated interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with such interim consolidated financial statements and related notes.

COVID-19

An outbreak of coronavirus (“COVID-19”) began in China in December 2019 and subsequently spread throughout the world. On March 11, 2020, the World Health Organization declared COVID-19 as a pandemic. Throughout the pandemic, our convenience stores and independent outside operations have continued to operate and have remained open to the public because convenience store operations and gas stations have been deemed an essential business by numerous federal and state authorities, including the U.S. Department of Homeland Security, and therefore are exempt from many of the closure orders that were, or are currently, imposed on U.S. businesses.

The COVID-19 pandemic has generally impacted our results of operations positively, principally due to the significant increase in fuel margin, which more than offset a reduction in the number of gallons sold at gas stations as a result of the pandemic. Since the beginning of the first quarter of 2021, we have seen an increase in fuel volume as vaccinations have become available and COVID-19 cases have decreased in many areas. Businesses have continued to re-open, and customer traffic has increased.

Consolidated Results

The Merger Transaction was accounted for as a reverse recapitalization. Under this method of accounting, Haymaker was treated as the “acquired” company and Arko Holdings was considered the accounting acquirer for accounting purposes. Because Arko Holdings was deemed the accounting acquirer, upon the consummation of the Merger Transaction, the historical financial statements of Arko Holdings became the historical financial statements of the combined company. As a result, the financial statements included in this Quarterly Report on Form 10-Q and discussed herein reflect the historical operating results of Arko Holdings prior to December 22, 2020, which was the date on which the Merger Transaction closed (the “Merger Closing Date”) and our combined results, including those of Haymaker, following the Merger Closing Date.

The table below shows our consolidated results for the three months ended March 31, 2021 and 2020, together with certain key metrics.

	For the three months ended March 31,
	2021	2020
Revenues:	(in thousands)
Fuel revenue	$1,102,947	$563,041
Merchandise revenue	359,281	323,679
Other revenues, net	22,128	13,160
Total revenues	1,484,356	899,880
Operating expenses:
Fuel costs	1,012,798	499,803
Merchandise costs	260,754	239,091
Store operating expenses	144,938	128,830
General and administrative	26,713	18,893
Depreciation and amortization	24,242	17,071
Total operating expenses	1,469,445	903,688
Other expenses, net	1,672	4,176
Operating income (loss)	13,239	(7,984)
Interest and other financial expenses, net	(28,617)	(6,651)
Loss before income taxes	(15,378)	(14,635)
Income tax benefit	722	2,011
Loss from equity investment	(6)	(233)
Net loss	$(14,662)	$(12,857)
Less: Net income (loss) attributable to non-controlling interests	74	(2,401)
Net loss attributable to ARKO Corp.	$(14,736)	$(10,456)
Series A redeemable preferred stock dividends	(1,402)
Net loss attributable to common shareholders	$(16,138)
Fuel gallons sold	448,315	248,699
Fuel margin, cents per gallon[1]	20.1	25.4
Merchandise contribution[2]	98,527	84,588
Merchandise margin[3]	27.4%	26.1%
Adjusted EBITDA[4]	42,303	16,934

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

2 Calculated as merchandise revenue less merchandise costs.

3 Calculated as merchandise contribution divided by merchandise revenue.

4 Refer to Use of Non-GAAP Measures below for discussion of this non-GAAP performance measure and related reconciliation.

Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020

For the three months ended March 31, 2021, fuel revenue increased by $539.9 million, or 95.9%, compared to the first quarter of 2020. The increase in fuel revenue was attributable primarily to incremental gallons sold related to the Empire Acquisition, which was partially offset by fewer gallons sold in the first quarter of 2021 primarily due to the COVID-19 pandemic, as the pandemic did not have a significant impact on our results until the second half of March 2020.

For the three months ended March 31, 2021, merchandise revenue increased by $35.6 million, or 11.0%, compared to the first quarter of 2020 primarily due to an increase in same store merchandise sales and the Empire Acquisition.

For the three months ended March 31, 2021, other revenue increased by $9.0 million, or 68.1%, compared to the first quarter of 2020 primarily related to the Empire Acquisition and increased income from lottery commissions and temporary allowance for gaming machines in Virginia.

For the three months ended March 31, 2021, total operating expenses increased by $565.8 million, or 62.6%, compared to the first quarter of 2020. Fuel costs increased $513.0 million, or 102.6%, compared to the first quarter of 2020 due to fuel sold at a higher average cost and higher volumes. Merchandise costs increased $21.7 million, or 9.1%, compared to the first quarter of 2020, primarily due to the Empire Acquisition as well as a corresponding increase in same store merchandise sales. For the three months ended March 31, 2021, store operating expenses increased $16.1 million, or 12.5%, compared to the first quarter of 2020 due to incremental expenses coming from the Empire Acquisition and a slight increase in expenses at same stores.

For the three months ended March 31, 2021, general and administrative expenses increased $7.8 million, or 41.4%, compared to the first quarter of 2020, primarily due to those expenses associated with the acquired Empire business, annual wage increases and stock compensation expenses.

For the three months ended March 31, 2021, depreciation and amortization expenses increased $7.2 million, or 42.0%, compared to the first quarter of 2020 primarily due to assets acquired in the previous twelve month period, largely related to the Empire Acquisition.

For the three months ended March 31, 2021, other expenses, net decreased by $2.5 million compared to the first quarter of 2020 primarily due to a $0.9 million decrease in acquisition costs and a $2.0 million reduction in losses on disposal of assets and impairment charges in 2021.

Operating income was $13.2 million for the three months ended March 31, 2021, compared to an operating loss of $8.0 million for the first quarter of 2020.  The increase was primarily due to strong fuel and merchandise results along with incremental income from the Empire Acquisition, partially offset by an increase in general and administrative, depreciation and amortization expenses.

For the three months ended March 31, 2021, interest and other financing expenses, net increased by $22.0 million compared to the first quarter of 2020 primarily related to higher interest expense from greater debt outstanding in 2021, $4.5 million additional interest for the early redemption of the Bonds (Series C), $12.1 million for interest expense related to fair value adjustments for the Public Warrants, Private Warrants and Deferred Shares and a net period-over-period decrease in foreign currency gains recorded of $1.8 million.

For the three months ended March 31, 2021, the income tax benefit was $0.7 million compared to $2.0 million in the three months ended March 31, 2020.

Net income (loss) attributable to non-controlling interests primarily represented minority interests prior to the Merger Closing Date.

For the three months ended March 31, 2021, net loss attributable to the Company was $14.7 million compared to $10.5 million in the three months ended March 31, 2020.

For the three months ended March 31, 2021, Adjusted EBITDA was $42.3 million compared to $16.9 million for the three months ended March 31, 2020. The Empire Acquisition contributed approximately $13 million of incremental Adjusted EBITDA for the first quarter of 2021. Increased merchandise contribution at same stores also positively impacted 2021. Additionally, although the impact of the COVID-19 pandemic reduced gallons sold in the first quarter of 2021 as compared to the first quarter of 2020, the significant increase in fuel margin compared to the same period in 2020 contributed to increased Adjusted EBITDA in the first quarter of 2021. These increases were partially offset by an increase in general and administrative expenses to support the Empire Acquisition.

Segment Results

Retail Segment

The table below shows the results of the Retail segment for the three months ended March 31, 2021 and 2020, together with certain key metrics for the segment.

	For the three months ended March 31,
	2021	2020
Revenues:	(in thousands)
Fuel revenue	$576,304	$532,886
Merchandise revenue	359,281	323,679
Other revenues, net	16,977	11,700
Total revenues	952,562	868,265
Operating expenses:
Fuel costs	515,136	481,751
Merchandise costs	260,754	239,091
Store operating expenses	136,325	126,012
Total operating expenses	912,215	846,854
Operating income	$40,347	$21,411
Fuel gallons sold	226,112	234,815
Same store fuel gallons sold decrease (%)[1]	(13.8%)	(7.4%)
Fuel margin, cents per gallon[2]	32.1	26.3
Same store merchandise sales increase (%)[1]	6.0%	0.2%
Same store merchandise sales excluding cigarettes increase (decrease) (%)[1]	9.2%	(0.5%)
Merchandise contribution[3]	98,527	84,588
Merchandise margin[4]	27.4%	26.1%

1 Same store is a common metric used in the convenience store industry. We consider a store a same store beginning in the first quarter in which the store has a full quarter of activity in the prior year. Refer to “Use of Non-GAAP Measures” below for discussion of this measure.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed margin paid to GPMP for the cost of fuel.

3 Calculated as merchandise revenue less merchandise costs.

4 Calculated as merchandise contribution divided by merchandise revenue.

Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020

Retail Revenues

For the three months ended March 31, 2021, fuel revenue increased by $43.4 million, or 8.1%, compared to the first quarter of 2020. The Empire Acquisition contributed an additional 27.2 million gallons sold, or approximately $71.5 million in fuel revenue. The increase in fuel revenue was also attributable to a $0.28 per gallon increase in the average retail price of fuel in the first quarter of 2021 as compared to the comparable period in 2020. However, gallons sold at same stores were down, primarily due to the COVID-19 pandemic, approximately 13.8%, or 31.7 million gallons, which was a decrease of 12.8% when the first quarter of 2020 (to eliminate the effect of the 2020 leap year) was adjusted to be based on 90 days. Additionally, retail stores closed over the last 12 months to optimize profitability negatively impacted gallons sold.

For the three months ended March 31, 2021, merchandise revenue increased by $35.6 million, or 11.0%, compared to the first quarter of 2020. The Empire Acquisition contributed an additional $23 million of merchandise revenue. Same store merchandise sales increased $19.0 million, or 6.0%, for the first quarter of 2021 compared to the first quarter of 2020, which was an increase of 7.2% when the first quarter of 2020 (which was a leap year) was adjusted to be based on 90 days. Same store merchandise sales increased primarily due to higher grocery, packaged beverages, other tobacco products, cigarettes and beer and wine revenue from benefits of planogram initiatives and fact-based data to react to changing consumer needs. In addition, 2021 benefited from an overall increase in the consumer market basket and consumer demand shifting from other retail channels to convenience stores. Offsetting these increases was a decrease in merchandise revenue from underperforming stores closed or converted to dealer-owned sites.

For the three months ended March 31, 2021, other revenues, net increased by $5.3 million, or 45.1%, compared to the first quarter of 2020 primarily related to the Empire Acquisition, higher lottery commissions and temporary allowances for gaming machines in Virginia.

Retail Operating Income

For the three months ended March 31, 2021, fuel margin increased compared to the same period in 2020 primarily related to incremental fuel profit from the Empire Acquisition of approximately $10.5 million which was slightly offset by a slight decrease in same store fuel profit of $0.1 million (excluding intercompany charges by GPMP). Fuel margin per gallon at same stores for 2021 was significantly higher at 31.2 cents per gallon, as compared to 26.9 cents per gallon for 2020, primarily due to less competitive pressure on fuel retail prices due to reductions in fuel volume, which allowed for margin expansion.

For the three months ended March 31, 2021, merchandise contribution increased $13.9 million, or 16.5%, compared to the same period in 2020 and merchandise margin increased to 27.4% as compared to 26.1% in the prior period. The increase was due to $6.8 million in incremental merchandise contribution from the Empire Acquisition and an increase in merchandise contribution at same stores of $8.2 million. Merchandise contribution at same stores increased in 2021 primarily due to a shift in product mix with a lower reliance on cigarettes and higher contribution from packaged beverages and other center-store items. The first quarter of 2020 was negatively impacted by a change in sales mix which began in March 2020 as consumers pantry loaded lower margin items due to the COVID-19 pandemic. Merchandise margin at same stores was 27.2% in the first quarter of 2021 compared to 26.2% in the first quarter of 2020.

For the three months ended March 31, 2021, store operating expenses increased $10.3 million, or 8.2%, compared to the three months ended March 31, 2020 due to incremental expenses related to the Empire Acquisition and a slight increase in expenses at same stores. Store operating expenses were also reduced from underperforming stores closed or converted to dealer-owned sites.

Wholesale Segment

The table below shows the results of the Wholesale segment for the three months ended March 31, 2021 and 2020, together with certain key metrics for the segment.

	For the three months ended March 31,
	2021	2020
Revenues:	(in thousands)
Fuel revenue	$525,488	$28,938
Other revenues, net	4,939	1,283
Total revenues	530,427	30,221
Operating expenses:
Fuel costs	518,929	28,017
Store operating expenses	9,190	1,926
Total operating expenses	528,119	29,943
Operating income	$2,308	$278
Fuel gallons sold – non-consignment agent locations	183,645	7,527
Fuel gallons sold – consignment agent locations	37,911	5,589
Fuel margin, cents per gallon[1] – non-consignment agent locations	5.1	6.0
Fuel margin, cents per gallon[1] – consignment agent locations	21.9	19.1

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed margin paid to GPMP for the cost of fuel.

Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020

Wholesale Revenues

For the three months ended March 31, 2021, fuel revenue increased by $496.6 million compared to the first quarter of 2020, of which approximately $413.2 million of the increase was attributable to non-consignment agent locations. Wholesale gallons sold increased by 208.4 million due to an incremental 207.2 million gallons from the Empire Acquisition which resulted in approximately

$488.4 million of incremental fuel revenues. Wholesale revenues also benefited from an increase in the average price of fuel in 2021 as compared to 2020.

Wholesale Operating Income

For the three months ended March 31, 2021, fuel contribution increased approximately $16.2 million (excluding intercompany charges by GPMP) with the Empire Acquisition accounting for approximately $16.0 million of the increase. Although fuel contribution at non-consignment agent locations increased by $8.9 million (excluding intercompany charges by GPMP), fuel margin decreased over the first quarter of 2020 primarily due to the mix of wholesale fuel supply contracts acquired in the Empire Acquisition which tend to be priced with lower margins as compared to our existing wholesale fuel supply contracts. Fuel contribution at consignment agent locations increased $7.3 million (excluding intercompany charges by GPMP) and fuel margin increased over 2020 primarily due to less competitive pressure on fuel retail prices due to reductions in fuel volume which allowed for margin expansion.

For the three months ended March 31, 2021, store operating expenses increased $7.3 million compared to the three months ended March 31, 2020 primarily due to the Empire Acquisition.

GPMP Segment

The table below shows the results of the GPMP segment for the three months ended March 31, 2021 and 2020, together with certain key metrics for the segment.

	For the three months ended March 31,
	2021	2020
Revenues:	(in thousands)
Fuel revenue - inter-segment	$819,467	$379,125
Fuel revenue - external customers	1,155	1,217
Other revenues, net	255	215
Total revenues	820,877	380,557
Operating expenses:
Fuel costs	798,200	369,160
General and administrative expenses	711	768
Depreciation and amortization	1,843	1,843
Total operating expenses	800,754	371,771
Operating income	$20,123	$8,786
Fuel gallons sold - inter-segment	448,027	248,238
Fuel gallons sold - external customers	647	768
Fuel margin, cents per gallon[1]	5.0	4.5

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020

GPMP Revenues

For the three months ended March 31, 2021, fuel revenue increased by $440.3 million compared to the first quarter of 2020. The increase in fuel revenue was attributable to an increase in gallons sold and an increase in average price compared to the first quarter of 2020.

For the three months ended March 31, 2021 and 2020, other revenues, net were $0.3 million and $0.2 million, respectively, and primarily related to rental income from certain sites leased to independent dealers.

GPMP Operating Income

Fuel margin increased by $11.2 million for the first quarter of 2021, as compared to the first quarter of 2020, primarily due to additional gallons sold to the retail and wholesale segments at a fixed margin, which increased from 4.5 cents per gallon to 5.0 cents per gallon in the fourth quarter of 2020.

For the three months ended March 31, 2021, total general, administrative, depreciation and amortization expenses were consistent with those in the comparable prior period.

Use of Non-GAAP Measures

We disclose non-GAAP measures on a “same store basis,” which exclude the results of any store that is not a “same store” for the applicable period. A store is considered a same store beginning in the first quarter in which the store has a full quarter of activity in the prior year.  We believe that this information provides greater comparability regarding our ongoing operating performance. These measures should not be considered an alternative to measurements presented in accordance with generally accepted accounting principles in the United States (“GAAP”) and are non-GAAP financial measures.

We define EBITDA as net income (loss) before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by excluding the gain or loss on disposal of assets, impairment charges, acquisition costs, other non-cash items, and other unusual or non-recurring charges. None of EBITDA or Adjusted EBITDA are presented in accordance with GAAP and are non-GAAP financial measures.

We use EBITDA and Adjusted EBITDA for operational and financial decision-making and believe these measures are useful in evaluating our performance because they eliminate certain items that we do not consider indicators of our operating performance. EBITDA and Adjusted EBITDA are also used by many of our investors, securities analysts, and other interested parties in evaluating our operational and financial performance across reporting periods. We believe that the presentation of EBITDA and Adjusted EBITDA provides useful information to investors by allowing an understanding of key measures that we use internally for operational decision-making, budgeting, evaluating acquisition targets, and assessing our operating performance.

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be considered as a substitute for net income (loss), cash flows from operating activities, or other income or cash flow statement data. These measures have limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

Because non-GAAP financial measures are not standardized, same store measures, EBITDA and Adjusted EBITDA, as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of these non-GAAP financial measures with those used by other companies.

The following table contains a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2021 and 2020.

	For the three months ended March 31,
	2021	2020
	(in thousands)
Net loss	$(14,662)	$(12,857)
Interest and other financing expenses, net	28,617	6,651
Income tax benefit	(722)	(2,011)
Depreciation and amortization	24,242	17,071
EBITDA	37,475	8,854
Non-cash rent expense (a)	1,771	1,801
Acquisition costs (b)	611	1,500
Loss on disposal of assets and impairment charges (c)	1,375	3,382
Share-based compensation expense (d)	1,026	127
Loss from equity investment (e)	6	233
Fuel taxes paid in arrears (f)	—	1,050
Other (g)	39	(13)
Adjusted EBITDA	$42,303	$16,934

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

(c)
Eliminates the non-cash loss (gain) from the sale of property and equipment, the gain recognized upon the sale of related leased assets and impairment charges on property and equipment and right-of-use assets related to closed and non-performing stores.
(d)
Eliminates non-cash share-based compensation expense related to the equity incentive program in place to incentivize, retain, and motivate our employees, certain non-employees and members of our Board.
(e)
Eliminates our share of loss attributable to our unconsolidated equity investment.
(f)
Eliminates the payment of historical fuel tax liabilities owed for multiple prior periods.
(g)
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

In 2020, we entered into a financing agreement with Ares Capital Management (“Ares”), which allowed us to repay our outstanding long-term debt with PNC Bank, National Association (“PNC”), and allowed us to obtain additional financing, which we used to finance acquisitions. Additionally, the Ares financing agreement has a 1% annual amortization, which aids liquidity by limiting the capital required annually to repay this debt.

In October 2020, in connection with the Empire Acquisition, we increased the availability under our Capital One Line of Credit to $500 million from $300 million, which we can seek to increase, subject to certain conditions, up to $700 million, and our line of credit with PNC Bank increased from $110 million to $140 million.

As of March 31, 2021, we were in a strong liquidity position of approximately $457 million, with $205 million of cash, including proceeds from the Merger Transaction, the issuance of preferred stock and cash generated from our operations, and $31.8 million of restricted investments as well as approximately $220 million of availability under our lines of credit, notwithstanding our full cash redemption of our Bonds (Series C) on March 30, 2021.  Additionally, this liquidity position currently provides us with adequate funding to satisfy our other contractual and other obligations out of our outstanding cash balances. As of March 31, 2021, we had no outstanding borrowings under our line of credit with PNC Bank and the unused availability under the Capital One Line of Credit was $101 million.

To date, we have funded capital expenditures primarily through funds generated from operations, funds received from vendors, sale-leaseback transactions, the issuance of debt and existing cash. Future capital required to finance operations, acquisitions, and raze and remodel stores is expected to come from cash generated by operations, availability under lines of credit, and additional long-term debt as circumstances may dictate. In the future, we currently expect that our capital spending program will be primarily focused on expanding our store base through acquisitions, razing and remodeling stores, and maintaining our owned properties and equipment, including upgrading all fuel dispensers to be EMV-compliant. The estimated gross cost of these upgrades in 2021 is approximately $30 million, of which a portion will be offset by fuel supplier incentive programs, and the remainder is expected to be financed with leasing companies. We do not expect such capital needs to adversely affect liquidity.

Cash Flows for the Three Month Periods Ended March 31, 2021 and 2020

Net cash provided by (used in) operating activities, investing activities and financing activities for the periods presented were as follows:

	For the three months ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$11,276	$23,912
Investing activities	(16,645)	(12,541)
Financing activities	(83,143)	85,917
Effect of exchange rates	(1,462)	(1,306)
Total	$(89,974)	$95,982

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

For the three months ended March 31, 2021, cash flows provided by operating activities was $11.3 million compared to $23.9 million for the first quarter of 2020. The 2021 decrease was primarily the result of $10.3 million of higher net interest payments, including approximately $5.2 million related to the early redemption of the Bonds (Series C), and the payment of approximately $13.6 million of annual incentives which were partially offset by an increase in segment operating income of approximately $32.0 million primarily generated from an increase in fuel margin and merchandise contribution at same stores as well as the Empire Acquisition. The first quarter of 2020 benefited from a temporary change to extend payment terms with key merchandise suppliers which increased prior quarter operating cash flow by approximately $16.0 million.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the three months ended March 31, 2021, cash used in investing activities increased by $4.1 million compared to the first quarter of 2020. For the three months ended March 31, 2021, we spent $17.5 million for capital expenditures, including purchasing a fee property. For the three months ended March 31, 2020, we spent $12.1 million for capital expenditures.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in our line of credit and debt and distributions to non-controlling interests as well as issuance of common and preferred stock.

For the three months ended March 31, 2021, financing activities consisted primarily of net payments of $74.8 million for long-term debt, including the early redemption of the Bonds (Series C), repayments of $2.0 million for financing leases, $1.6 million for dividend payments on the Series A redeemable preferred stock and $4.7 million of issuance costs related to the Merger Transaction. For the three months ended March 31, 2020, financing activities consisted primarily of net proceeds of $71.1 million for long-term debt and lines of credit and investment in non-controlling subsidiary of $19.3 million which was offset by repayments of $2.1 million for financing leases and $2.4 million in distributions to non-controlling interests.

Credit Facilities

Ares Credit Agreement

GPM entered into a credit agreement with Ares to provide financing in a total amount of up to $225 million (the “Ares Credit Agreement”): an Initial Term Loan of $162 million, which was drawn on February 28, 2020, and the Delayed Term Loan A of $63 million, which was drawn on October 6, 2020 in order to fund the Empire Acquisition (the “Ares Loan”).

The Ares Loan bears interest, as elected by us, at: (a) a rate per annum equal to the Ares alternative base rate (as defined in the Ares Credit Agreement) plus a margin of 3.50%, or (b) LIBOR (subject to a floor of 1.0%) plus a margin of 4.50%.

Financing Agreements with PNC

GPM and certain subsidiaries have a financing agreement with PNC (the “GPM PNC Facility”) to provide term loans as well as a line of credit for purposes of financing working capital (the “PNC Line of Credit”).  The PNC Credit Line Agreement has an aggregate principal amount of up to $140 million.

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

The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Line Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things.  As of March 31, 2021, $6.6 million of letters of credit were outstanding under the GPM PNC Facility.

GPMP has a term loan with PNC in the total amount of $32.4 million (the “GPMP PNC Term Loan”). The GPMP PNC Term Loan is secured by U.S. Treasury or other investment grade securities equal to 98% of the outstanding principal amount of the GPMP PNC Term Loan.

Financing agreement with a syndicate of banks led by Capital One, National Association (“Capital One”)

GPMP has a credit agreement for a revolving credit facility with a syndicate of banks led by Capital One, National Association (the “Capital One Credit Facility”), in an aggregate principal amount of up to $500 million (the “Capital One Line of Credit”). At GPMP’s request, the Capital One Line of Credit can be increased up to $700 million, subject to obtaining additional financing commitments from lenders or from other banks, and subject to certain terms as detailed in the Capital One Line of Credit.

The Capital One Line of Credit bears interest, as elected by GPMP at: (a) LIBOR plus a margin of 2.25% to 3.25% or (b) a rate per annum equal to base rate plus a margin of 1.25% to 2.25%, which is equal to the greatest of (i) Capital One’s prime rate, (ii) the one-month LIBOR plus 1.0%, and (iii) the federal funds rate plus 0.5%, subject to the definitions set in the agreement. The margin is determined according to a formula in the Capital One Line of Credit that depends on GPMP’s leverage. As of March 31, 2021, $0.7 million of letters of credit were outstanding under the Capital One Credit Facility.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 that have had a material impact on our Condensed Consolidated Financial Statements and related notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We have limited exposure to commodity price risk as a result of the payment and volume-related discounts in certain of our fuel supply contracts with our fuel suppliers, which are based on the market price of motor fuel. We do not engage in any fuel price hedging.  Significant increases in fuel prices could result in significant increases in the retail price of fuel and in lower sales to consumers and dealers.  When fuel prices rise, some of our dealers may have insufficient credit to purchase fuel from us at their historical volumes.  In addition, significant and persistent increases in the retail price of fuel could also diminish consumer demand, which could subsequently diminish the volume of fuel we distribute.  A significant percentage of our sales are made with the use of credit cards. Because the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump and higher gallon movements result in higher credit card expenses. These additional fees increase operating expenses.

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. For the majority of our debt, interest is calculated at a fixed margin over LIBOR.  As of March 31, 2021, we had locked in the interest rate on the full amount of our Capital One Line of Credit at 3.35%, fixed the interest rate on the full amount of the term loans under the Ares Credit Agreement at 5.5%, and fixed the interest rate on the full amount of GPMP’s PNC term loan at 0.61%. The LIBOR interest rate as of March 31, 2021 was very low, therefore, our exposure is not significant.  If our applicable interest rates increase by 1%, then our debt service on an annual basis would increase by approximately $4.7 million.  Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. However, in March 2021, the Ice Benchmark Administration announced that it will continue to publish the US overnight, one-month, three-month, six-month and 12-month LIBOR through at least June 30, 2023.  There is currently no definitive information regarding the future use of LIBOR or a replacement rate. As of March 31, 2021, approximately 95% of our debt bore interest at variable rates.  Most of our credit agreements were entered into in 2019 and 2020. Such credit agreements include mechanisms pursuant to which the underlying interest rates will be determined according to an alternative index replacing LIBOR, as customary in the market at such time. Since there is still great uncertainty in the market with respect to the elimination of LIBOR and the potential transition to a replacement rate, the impact of such changes on our future debt repayment obligations, results of operations and financial condition remains uncertain.

Exchange Rate Risk

As of March 31, 2021, and following the early redemption of the Bonds (Series C) which were denominated in New Israeli Shekels (“NIS”), our exposure to unfavorable exchange rate fluctuations between the NIS and the U.S. dollar was minimal.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes to the Company’s Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the calendar quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the description of legal proceedings as set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 1A. Risk Factors

During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2020, Haymaker Acquisition Corp. II (“Haymaker”) and Nomura Securities International, Inc. (“Nomura”) entered into an engagement letter, pursuant to which Nomura agreed to act as a placement agent in connection with the  subscription agreement with certain investors in connection with our business combination (the “PIPE Agreement”) and on September 8, 2020, Haymaker and Nomura entered into an engagement letter, pursuant to which Nomura agreed to act as a financial and capital markets advisor in connection with the Business Combination (the “Advisory Agreement”). On January 19, 2021, the Company, Haymaker and Nomura entered into a letter agreement amending the engagement letters to provide that all of the placement fee (pursuant to the PIPE Agreement) and the transaction fee (pursuant to the Advisory Agreement), in each case at Haymaker’s option, may be paid to Nomura in the form of 296,150 shares of common stock, valued for this purpose at $10.13 per share. On January 21, 2021, we issued 296,150 shares of common stock to Nomura (the “Nomura Shares”). The Nomura Shares were exempt from the registration requirements of the Securities Act in reliance on the exemptions afforded by Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1

Fifth Amendment to the Credit Agreement, dated February 28, 2020, by and among GPM Investments, LLC, and certain of its subsidiaries as guarantors, the lenders from time to time party thereto and Ares Capital Corporation, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 2, 2021).

Exhibit 10.2

Sixth Amendment to the Credit Agreement, dated February 28, 2020, by and among GPM Investments, LLC, and certain of its subsidiaries as guarantors, the lenders from time to time party thereto and Ares Capital Corporation, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 6, 2021 (filed at 4:36 p.m. EDT)).

Exhibit 10.3

Fourth Amendment to Third Amended, Restated and Consolidated Revolving Credit and Security Agreement, dated October 6, 2020, by and among GPM Investments, LLC and certain of its subsidiaries as other borrowers and guarantors thereto, the lenders party thereto and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on May 6, 2021 (filed at 4:36 p.m. EDT)).

Exhibit 10.4*

Standby Real Estate Purchase, Designation and Lease Program, dated as of May 3, 2021, by and between GPM Investments, LLC and Oak Street Real Estate Capital Net Lease Property Fund, LP. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 6, 2021 (filed at 4:30 p.m. EDT)).

Exhibit 31.1

Certification by Arie Kotler, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2021.

Exhibit 31.2

Certification by Donald Bassell, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2021.

Exhibit 32.1

Certification by Arie Kotler, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2021.

Exhibit 32.2

Certification by Donald Bassell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2021.

101

The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*  Pursuant to Item 601(b)(10)(iv) of Regulation S-K, portions of this exhibit have been omitted because the Company customarily and actually treats the omitted portions as private or confidential, and such portions are not material and would likely cause competitive harm to the Company if publicly disclosed. The Company will supplementally provide a copy of an unredacted copy of this exhibit to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2021	ARKO Corp.

/s/ Arie Kotler
Arie Kotler
Chairman, President and Chief Executive Officer