Form 10-Q
period 2021-06-30
ARKO Corp.
filed 2021-08-12
CIK 1823794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

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

As of August 12, 2021, the registrant had 124,427,805 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

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
•
we may be unable to successfully integrate the operations or otherwise realize the expected benefits from our acquisitions;
•
our future growth depends on our ability to successfully implement our organic growth strategy, a major part of which consists of remodeling our convenience stores;
•
labor, raw materials and building supply shortages and price fluctuations in the construction industry could delay or increase the cost of our store remodel program and our maintenance capital expenditures, which could adversely affect our operating results;
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
•
business disruption and related risks resulting from the outbreak of COVID-19 or variants of the virus;
•
failure to comply with applicable laws and regulations;
•
the failure to recruit or retain qualified personnel;
•
unfavorable weather conditions;
•
we may be held liable for fraudulent credit card transactions on our fuel dispensers;
•
significant disruptions of our or a third party's information technology systems or breaches of our or a third party's data security;
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

Item 1. Financial Statements

ARKO Corp.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$229,399	$293,666
Restricted cash with respect to bonds	—	1,230
Restricted cash	15,537	16,529
Trade receivables, net	67,720	46,940
Inventory	183,113	163,686
Other current assets	90,978	87,355
Total current assets	586,747	609,406
Non-current assets:
Property and equipment, net	545,321	491,513
Right-of-use assets under operating leases	963,503	961,561
Right-of-use assets under financing leases, net	200,587	198,317
Goodwill	174,053	173,937
Intangible assets, net	209,342	218,132
Restricted investments	31,825	31,825
Non-current restricted cash with respect to bonds	—	1,552
Equity investment	2,697	2,715
Deferred tax asset	39,506	40,655
Other non-current assets	15,804	10,196
Total assets	$2,769,385	$2,739,809
Liabilities
Current liabilities:
Long-term debt, current portion	$10,119	$40,988
Accounts payable	182,050	155,714
Other current liabilities	117,853	133,637
Operating leases, current portion	50,730	48,878
Financing leases, current portion	7,195	7,834
Total current liabilities	367,947	387,051
Non-current liabilities:
Long-term debt, net	675,588	708,802
Asset retirement obligation	56,035	52,964
Operating leases	980,273	973,695
Financing leases	232,236	226,440
Deferred tax liability	3,737	2,816
Other non-current liabilities	148,680	96,621
Total liabilities	2,464,496	2,448,389
Commitments and contingencies - see Note 11
Series A redeemable preferred stock (no par value) - authorized: 1,000 shares; issued and outstanding: 1,000 and 1,000 shares, respectively; redemption value: $100,000 and $100,000, in the aggregate respectively	100,000	100,000
Shareholders' equity:
Common stock (par value $0.0001) - authorized: 400,000 shares; issued and outstanding: 124,428 and 124,132 shares, respectively	12	12
Additional paid-in capital	214,781	212,103
Accumulated other comprehensive income	9,119	9,119
Accumulated deficit	(18,870)	(29,653)
Total shareholders' equity	205,042	191,581
Non-controlling interest	(153)	(161)
Total equity	204,889	191,420
Total liabilities, redeemable preferred stock and equity	$2,769,385	$2,739,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Fuel revenue	$1,460,763	$407,512	$2,563,710	$970,553
Merchandise revenue	426,365	391,697	785,646	715,376
Other revenues, net	22,686	15,066	44,814	28,226
Total revenues	1,909,814	814,275	3,394,170	1,714,155
Operating expenses:
Fuel costs	1,347,109	316,891	2,359,907	816,694
Merchandise costs	303,952	284,577	564,706	523,668
Store operating expenses	154,668	126,023	299,606	254,853
General and administrative expenses	31,861	20,527	58,574	39,420
Depreciation and amortization	25,273	16,814	49,515	33,885
Total operating expenses	1,862,863	764,832	3,332,308	1,668,520
Other expenses, net	1,195	1,733	2,867	5,909
Operating income	45,756	47,710	58,995	39,726
Interest and other financial income	2,601	412	1,695	1,000
Interest and other financial expenses	(14,598)	(12,925)	(42,309)	(20,164)
Income before income taxes	33,759	35,197	18,381	20,562
Income tax expense	(8,212)	(2,510)	(7,490)	(499)
Income (loss) from equity investment	26	(178)	20	(411)
Net income	$25,573	$32,509	$10,911	$19,652
Less: Net income attributable to non-controlling interests	54	10,614	128	8,213
Net income attributable to ARKO Corp.	$25,519	$21,895	$10,783	$11,439
Series A redeemable preferred stock dividends	(1,434)		(2,836)
Net income attributable to common shareholders	$24,085		$7,947
Net income per share attributable to common shareholders - basic and diluted	$0.19	$0.32	$0.06	0.17
Weighted average shares outstanding:
Basic	124,428	69,490	124,395	68,118
Diluted	133,032	69,490	124,543	68,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$25,573	$32,509	$10,911	$19,652
Other comprehensive income (loss):
Foreign currency translation adjustments	—	1,704	—	(5)
Total other comprehensive income (loss)	—	1,704	—	(5)
Comprehensive income	$25,573	$34,213	$10,911	$19,647
Less: Comprehensive income attributable to non-controlling interests	54	10,614	128	8,213
Comprehensive income attributable to ARKO Corp.	$25,519	$23,599	$10,783	$11,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Changes in Equity

(Unaudited, in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'	Non- Controlling	Total
	Shares	Par Value	Capital	Income	Deficit	Equity	Interests	Equity
Balance at April 1, 2020	65,547	$6	$104,062	$2,735	$(53,819)	$52,984	$144,535	$197,519
Share-based compensation	—	—	128	—	—	128	—	128
Vesting and exercise of restricted share units	88	—	—	—	—	—	—	—
Issuance of rights	5,749	1	11,324	—	—	11,325	—	11,325
Distributions to non-controlling interests	—	—	—	—	—	—	(2,359)	(2,359)
Other comprehensive income	—	—	—	1,704	—	1,704	—	1,704
Net income	—	—	—	—	21,895	21,895	10,614	32,509
Balance at June 30, 2020	71,384	$7	$115,514	$4,439	$(31,924)	$88,036	$152,790	$240,826

Balance at April 1, 2021	124,428	$12	$214,727	$9,119	$(44,389)	$179,469	$(147)	$179,322
Share-based compensation	—	—	1,488	—	—	1,488	—	1,488
Distributions to non-controlling interests	—	—	—	—	—	—	(60)	(60)
Dividends on redeemable preferred stock	—	—	(1,434)	—	—	(1,434)	—	(1,434)
Net income	—	—	—	—	25,519	25,519	54	25,573
Balance at June 30, 2021	124,428	$12	$214,781	$9,119	$(18,870)	$205,042	$(153)	$204,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Changes in Equity (cont'd)

(Unaudited, in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'	Non- Controlling	Total
	Shares	Par Value	Capital	Income	Deficit	Equity	Interests	Equity
Balance at January 1, 2020	65,541	$6	$104,686	$4,444	$(43,363)	$65,773	$129,117	$194,890
Share-based compensation	—	—	255	—	—	255	—	255
Vesting and exercise of restricted share units	88	—	—	—	—	—	—	—
Conversion of convertible bonds	6	—	26	—	—	26	—	26
Issuance of rights	5,749	1	11,324	—	—	11,325	—	11,325
Transactions with non-controlling interests	—	—	(777)	—	—	(777)	20,194	19,417
Distributions to non-controlling interests	—	—	—	—	—	—	(4,734)	(4,734)
Other comprehensive loss	—	—	—	(5)	—	(5)	—	(5)
Net income	—	—	—	—	11,439	11,439	8,213	19,652
Balance at June 30, 2020	71,384	$7	$115,514	$4,439	$(31,924)	$88,036	$152,790	$240,826

Balance at January 1, 2021	124,132	$12	$212,103	$9,119	$(29,653)	$191,581	$(161)	$191,420
Share-based compensation	—	—	2,514	—	—	2,514	—	2,514
Distributions to non-controlling interests	—	—	—	—	—	—	(120)	(120)
Dividends on redeemable preferred stock	—	—	(2,836)	—	—	(2,836)	—	(2,836)
Issuance of shares	296	—	3,000	—	—	3,000	—	3,000
Net income	—	—	—	—	10,783	10,783	128	10,911
Balance at June 30, 2021	124,428	$12	$214,781	$9,119	$(18,870)	$205,042	$(153)	$204,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$10,911	$19,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,515	33,885
Deferred income taxes	2,109	(950)
Loss on disposal of assets and impairment charges	975	4,382
Foreign currency gain	(1,143)	(235)
Amortization of deferred financing costs, debt discount and premium	621	1,167
Amortization of deferred income	(4,411)	(4,328)
Accretion of asset retirement obligation	834	665
Non-cash rent	3,349	3,548
Charges to allowance for credit losses	322	68
(Income) loss from equity investment	(20)	411
Share-based compensation	2,514	255
Fair value adjustment of financial assets and liabilities	9,833	—
Other operating activities, net	532	(204)
Changes in assets and liabilities:
(Increase) decrease in trade receivables	(21,102)	819
(Increase) decrease in inventory	(11,732)	11,895
(Increase) decrease in other assets	(4,762)	4,230
Increase in accounts payable	26,960	19,527
(Decrease) increase in other current liabilities	(6,933)	5,237
Decrease in asset retirement obligation	(113)	(116)
Increase in non-current liabilities	758	2,000
Net cash provided by operating activities	$59,017	$101,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from investing activities:
Purchase of property and equipment	$(32,638)	$(20,481)
Purchase of intangible assets	(175)	(30)
Proceeds from sale of property and equipment	36,059	356
Business acquisitions, net of cash	(93,527)	(320)
Loans to equity investment	—	(189)
Net cash used in investing activities	(90,281)	(20,664)
Cash flows from financing activities:
Lines of credit, net	—	$(83,041)
Repayment of related-party loans	—	(4,517)
Buyback of long-term debt	—	(1,995)
Receipt of long-term debt, net	35,056	156,535
Repayment of debt	(102,074)	(54,240)
Principal payments on financing leases	(4,013)	(4,151)
Proceeds from failed sale-leaseback	43,569	—
Proceeds from issuance of rights, net	—	11,332
Investment of non-controlling interest in subsidiary	—	19,325
Payment of Merger Transaction issuance costs	(4,764)	—
Dividends paid on redeemable preferred stock	(2,993)	—
Distributions to non-controlling interests	(120)	(4,734)
Net cash (used in) provided by financing activities	(35,339)	34,514
Net (decrease) increase in cash and cash equivalents and restricted cash	(66,603)	115,758
Effect of exchange rate on cash and cash equivalents and restricted cash	(1,438)	(15)
Cash and cash equivalents and restricted cash, beginning of period	312,977	52,763
Cash and cash equivalents and restricted cash, end of period	$244,936	$168,506
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of period	$293,666	32,117
Restricted cash, beginning of period	16,529	14,423
Restricted cash with respect to bonds, beginning of period	2,782	6,223
Cash and cash equivalents and restricted cash, beginning of period	$312,977	$52,763
Cash and cash equivalents, end of period	$229,399	$148,621
Restricted cash, end of period	15,537	17,991
Restricted cash with respect to bonds, end of period	—	1,894
Cash and cash equivalents and restricted cash, end of period	$244,936	$168,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2021	2020
Supplementary cash flow information:
Cash received for interest	$99	$694
Cash paid for interest	30,148	18,801
Cash received for taxes	176	860
Cash paid for taxes	7,797	583
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	$4,900	$5,034
Purchases of equipment in accounts payable and accrued expenses	4,239	2,957
Purchase of property and equipment under leases	14,564	3,449
Disposals of leases of property and equipment	3,207	1,467
Issuance of shares	3,000	—
Receipt of related-party receivable payment offset by related-party loan payments	—	7,133

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

The Company’s operations are primarily performed by its subsidiary, GPM, which became a wholly owned subsidiary, indirectly, upon consummation of the Merger Transaction. GPM is engaged directly and through fully owned and controlled subsidiaries (directly or indirectly) in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations, and in wholesale activity, which includes the supply of fuel to gas stations operated by third parties. As of June 30, 2021, GPM’s activity included the self-operation of 1,381 sites and the supply of fuel to 1,647 gas stations operated by external operators (dealers), throughout 33 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

The Company has three reporting segments: retail, wholesale, and GPMP. Refer to Note 10 below for further information with respect to the segments.

Accounting Treatment of the Merger Transaction

The Merger Transaction was accounted for as a reverse recapitalization. For accounting purposes, Haymaker was treated as the acquired company, and Arko Holdings was considered the accounting acquirer. The Merger Transaction was treated as the equivalent of Arko Holdings’ issuing stock in exchange for the net assets of Haymaker, accompanied by a recapitalization. The net assets of Arko Holdings and Haymaker were stated at historical cost. No goodwill or intangible assets were recorded in connection with the Merger Transaction.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements as of June 30, 2021 and for the three and six months periods ended June 30, 2021 and 2020 (“interim financial statements”) are unaudited and have been prepared in accordance with GAAP for interim financial information and Regulation S-X set forth by the Securities and Exchange Commission for interim reporting. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying interim financial statements. However, they do not include all of the information and disclosures required by GAAP for complete financial statements. Therefore, the interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “annual financial statements”).

The same significant accounting policies, presentation and methods of computation have been followed in these interim financial statements as were applied in the preparation of the annual financial statements.

Accounting Periods

The Company’s fiscal periods end on the last day of the month, and its fiscal year ends on December 31. This results in the Company experiencing fluctuations in current assets and current liabilities due to purchasing and payment patterns which change based upon the day of the week. As a result, working capital can change from period to period not only due to changing business operations, but also due to a change in the day of the week in which each period ends. The Company earns a disproportionate amount of its annual operating income in the second and third quarters as a result of the climate and seasonal buying patterns of its customers. Inclement weather, especially in the Midwest and Northeast regions of the U.S. during the winter months, can negatively impact financial results.

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

When the Company satisfies a performance obligation by transferring control of goods or services to the customer, revenue is recognized against contract assets in the amount of consideration to which the Company is entitled. When the consideration amount received from the customer exceeds the amounts recognized as revenue, the Company recognizes a contract liability for the excess.

An asset is recognized related to the costs incurred to obtain a contract (i.e. sales commissions) if the costs are specifically identifiable to a contract, the costs will result in enhancing resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other non-current assets and are amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The Company expenses the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

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

Fuel revenue and fuel costs included fuel taxes of $262.7 million, $102.0 million, $485.2 million, and $217.1 million for the three and six months ended June 30, 2021 and 2020, respectively.

Refer to Note 10 for disclosure of the revenue disaggregated by segment and product line, as well as a description of the reportable segment operations.

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

New Accounting Pronouncements Not Yet Adopted

Reference Rate Reform – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard included optional guidance for a limited period of time to help ease the burden in accounting for the effects of reference rate reform. The new standard is effective for all entities through December 31, 2022. The Company is examining the impact of this standard on its consolidated financial statements.

3. ExpressStop Acquisition

On May 18, 2021, the Company acquired 60 self-operated convenience stores and gas stations located in the Midwestern U.S. for consideration of approximately $86 million plus the value of inventory and cash in stores on the closing date (the “ExpressStop Acquisition”). The Company financed a portion of the consideration from its own sources together with consideration provided by two U.S. real estate funds that are unrelated third parties (each a “Real Estate Fund,” collectively the “Real Estate Funds”), which paid the purchase price for the seller’s real estate as described below.

At the closing of the transaction, (i) the Company purchased and assumed, among other things, certain vendor agreements, fee simple ownership in some of the sites, equipment in the sites, inventory and goodwill with regard to the acquired activity; and (ii) in accordance with agreements between the Company and each of the Real Estate Funds, in consideration of approximately $78 million, the Real Estate Funds purchased the fee simple ownership in 44 of the sites, which are leased to the Company under customary lease terms. One of the Real Estate Funds granted the Company an option to purchase the fee simple ownership in 24 of the sites following an initial four-year period for a purchase price agreed upon between the parties. The transaction with this Real Estate Fund was accounted for as a failed sale-leaseback and resulted in recording a financial liability of approximately $43.6 million. The transaction with the other Real Estate Fund for 20 of the sites was accounted for as a sale-leaseback and the Company recorded right-of-use assets of approximately $28.1 million and operating lease liabilities of approximately $30.0 million in connection therewith. Upon closing of the transaction, the Company’s net cash outlay was approximately $15.6 million.

The purchase agreement includes the seller’s undertaking with regard to indemnification subject to customary scope, time and amounts limitations as determined in the purchase agreement.

The details of the business combination were as follows:

Amount
Fair value of consideration transferred:	(in thousands)
Cash	$15,911
Consideration provided by the Real Estate Funds	77,877
Total consideration	$93,788
Assets acquired and liabilities assumed at the date of acquisition:
Cash and cash equivalents	261
Inventory	7,695
Other assets	362
Property and equipment, net	85,081
Deferred tax asset	39
Intangible assets	2,965
Total assets	96,403
Other liabilities	(283)
Asset retirement obligations	(2,448)
Total liabilities	(2,731)
Total identifiable net assets	93,672
Goodwill	$116

Consideration paid in cash	$15,911
Consideration provided by the Real Estate Funds	77,877
Less: cash and cash equivalent balances acquired	(261)
Net cash outflow on acquisition closing date	$93,527

The initial accounting treatment of the ExpressStop Acquisition reflected in these interim financial statements is provisional as the Company has not yet finalized the initial accounting treatment of the business combination, and in this regard, has not finalized the valuation of some of the assets and liabilities acquired and the goodwill resulting from the acquisition, mainly due to the limited period of time between the acquisition closing date and the date of the interim financial statements.  Therefore, some of the financial information presented with respect to the ExpressStop Acquisition presented in these interim financial statements remains subject to change.

The Company included identifiable tangible assets and identifiable liabilities at their fair value based on the information available to the Company’s management on the acquisition closing date, including, among other things, an evaluation performed by external consultants for this purpose. The useful life of the trade name on the date of acquisition was five years. The liquor licenses have indefinite useful lives.

As a result of the ExpressStop Acquisition, the Company recorded goodwill of approximately $0.1 million, all of which was allocated to the GPMP segment and attributable to the opportunity to add significant volume to the GPMP segment.  None of the goodwill recognized is tax deductible for U.S. income tax purposes.

Acquisition-related costs amounting to approximately $1.6 million and $1.7 million have been excluded from the consideration transferred and have been recognized as an expense within the other expenses, net line in the condensed consolidated statements of operations for the three and six month periods ended June 30, 2021, respectively.  No acquisition-related costs were recognized for the three and six month periods ended June 30, 2020.

Results of operations for the ExpressStop Acquisition for the period subsequent to the acquisition closing date were reflected in the condensed consolidated statement of operations for the three and six month periods ended June 30, 2021.  For the period from the acquisition closing date through June 30, 2021, the Company recognized $26.2 million in revenues and $0.8 million in net income related to the ExpressStop Acquisition.

4. Debt

The components of debt were as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Bonds (Series C)	$—	$76,582
PNC term loans	32,369	32,354
M&T debt	38,665	27,898
Ares term loan	214,995	215,433
Insurance premium notes	5,044	3,488
Capital One line of credit	394,634	394,035
Total debt, net	$685,707	$749,790
Less current portion	(10,119)	(40,988)
Total long-term debt, net	$675,588	$708,802

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

Ares Credit Agreement

On March 30, 2021, GPM entered into an amendment to its credit agreement (the “Ares Credit Agreement”) with Ares Capital Corporation (“Ares”) which amended the credit agreement to adjust the interest rate effective from and after March 1, 2021, by (A) reducing the applicable margin for the term loan facility by 0.125% and (B) reducing the LIBOR Rate (as defined in the credit agreement) to be not less than 1.0%, such that following these changes, effective March 1, 2021, the term loan facility bears interest, as elected by GPM, at (a) a rate per annum equal to the Ares alternative base rate (“ABR”) plus a margin of 3.50%, or (b) the LIBOR Rate (not less than 1.0%) plus a margin of 4.50%.

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

PNC Credit Agreement

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

M&T Bank Credit Agreement

On June 24, 2021 (the “M&T Closing Date”), GPM entered into (i) a Second Amended, Restated and Consolidated Credit Agreement, by and among GPM, certain of its subsidiaries as co-borrowers and M&T Bank (the “M&T Credit Agreement Amendment”) and (ii) a Second Amended and Restated Master Covenant Agreement, by and between GPM and M&T Bank (the “M&T Master Covenant Agreement Amendment”.

The M&T Credit Agreement Amendment amended and restated in its entirety that certain Amended and Restated Consolidated Credit Agreement, dated December 21, 2016, as amended, by and among GPM, M&T Bank and the other parties thereto and (i) added a three-year $20.0 million line of credit for purchases of equipment, which line may be borrowed in tranches, as described below, and (ii) increased the aggregate principal amount of real estate loans thereunder to $35.0 million (the “New Term Loan”) from approximately $23.2 million outstanding as of the M&T Closing Date.  On the M&T Closing Date, GPM refinanced the entirety of the existing $23.2 million of real estate loans, of which $20.0 million was due to mature in December 2021, using the proceeds from the New Term Loan, which GPM drew in its entirety, resulting in approximately $10.7 million in net proceeds to GPM after paying costs and expenses. On the M&T Closing Date, approximately $2.5 million of outstanding equipment loans from M&T Bank were converted to become a part of the $20.0 million line of credit, of which approximately $17.5 million remained available as of both the M&T Closing Date and June 30, 2021.

Additionally, the real estate loans, which were originally at fixed interest rates ranging from 3.06% to 5.06% were converted to floating rate loans at LIBOR plus 3.00%, and the fixed interest rate on the currently outstanding equipment loan increased from 3.55% to 3.58%.  The real estate loans mature in June 2026 and are payable in monthly installments based on a fifteen-year amortization schedule, with the balance of the loans payable at maturity.  The M&T Credit Agreement Amendment provides that each additional equipment loan tranche will have a three-year term, payable in level monthly payments of principal plus interest, and will accrue a fixed rate of interest equal to M&T Bank’s three-year cost of funds as of the applicable date of such tranche, plus 3.00%.  The real estate loans and equipment loans are both secured by the real property and equipment acquired with the proceeds of such loans.  The M&T Credit Agreement Amendment contains customary affirmative and negative covenants, including that the borrowers do not encumber the collateral subject to the applicable loans under the M&T Credit Agreement Amendment.

The M&T Master Covenant Agreement Amendment amended and restated the covenants contained in the Amended and Restated M&T Master Covenant Agreement dated November 5, 2020, as amended, in each case in respect of the loans under the M&T Credit Agreement Amendment.

5. Leases

As of June 30, 2021, the Company leased 1,172 of the convenience stores that it operates, 159 dealer locations and certain office spaces in the U.S., including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years each.  Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges, store lighting and fuel dispensers.

Under ASC 842, the components of lease cost recorded on the condensed consolidated statements of operations were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$3,410	$3,156	$6,727	$6,348
Interest on lease liabilities	4,374	4,359	8,820	8,685
Operating lease costs included in store operating expenses	32,491	27,138	64,825	54,382
Operating lease costs included in general and administrative expenses	458	320	854	647
Lease cost related to variable lease payments, short-term leases and leases of low value assets	458	170	833	320
Right-of-use asset impairment charges	412	290	523	929
Total lease costs	$41,603	$35,433	$82,582	$71,311

Supplemental data related to leases was as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Operating leases
Weighted average remaining lease term (in years)	13.2	13.4
Weighted average discount rate	7.7%	7.7%
Financing leases
Weighted average remaining lease term (in years)	23.9	23.7
Weighted average discount rate	7.3%	7.7%

As of June 30, 2021, maturities of lease liabilities for operating lease obligations and financing lease obligations having initial or remaining non-cancellable lease terms in excess of one year were as follows. The minimum lease payments presented below include periods where an option is reasonably certain to be exercised and do not take into consideration any future consumer price index adjustments for these agreements.

	Operating	Financing
	(in thousands)
2021	$63,498	$12,719
2022	125,538	23,331
2023	126,011	21,777
2024	126,682	20,722
2025	126,874	20,840
Thereafter	1,100,536	468,299
Gross lease payments	$1,669,139	$567,688
Less: imputed interest	(638,136)	(328,257)
Total lease liabilities	$1,031,003	$239,431

6. Equity

On August 1, 2020, Haymaker and Nomura Securities International, Inc. (“Nomura”) entered into an engagement letter, pursuant to which Nomura agreed to act as a placement agent in connection with the Company’s issuance of its Series A redeemable preferred stock, and on September 8, 2020, Haymaker and Nomura entered into an engagement letter, pursuant to which Nomura agreed to act as a financial and capital markets advisor in connection with the Merger Transaction. On January 19, 2021, the Company, Haymaker and Nomura entered into a letter agreement, amending the engagement letters to provide that all of the placement fee and the transaction fee, in each case at Haymaker’s option, may be paid to Nomura in the form of 296,150 shares of common stock. On January 21, 2021, the Company issued 296,150 shares of common stock to Nomura in a private placement.

7. Share-Based Compensation

In March 2021, the Compensation Committee of the Company’s Board of Directors (the “Board”) approved the grant of non-qualified stock options and restricted stock units (“RSUs”) to certain employees, non-employees and members of the Board under the ARKO Corp. 2020 Incentive Compensation Plan (the “Plan”). Stock options granted under the Plan expire no later than ten years from the date of grant and the exercise price may not be less than the fair market value of the shares on the date of grant. Vesting periods are assigned to stock options and restricted share units on a grant-by-grant basis at the discretion of the Board.  The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

Additionally, a non-employee director may elect to defer up to 100% of his or her cash fees and instead receive RSUs, which will be settled in common stock upon the director’s departure from the Board or an earlier change in control.  There were 78,682 RSUs issued to non-employee directors outstanding at June 30, 2021.

The following table summarizes share activity related to stock options and restricted stock units:

	Stock Options	Restricted Stock Units
	(in thousands)
Options Outstanding/Nonvested RSUs, December 31, 2020	—	—
Granted	126	1,589
Options Exercised/RSUs released	—	(79)
Forfeited	—	—
Options Outstanding/Nonvested RSUs, June 30, 2021	126	1,510

The following table summarizes the stock options granted in 2021:

Weighted average fair value	$9.60
Weighted average exercise price	$10.00
Remaining average contractual term (years)	9.7

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes option pricing model. The following table summarizes the assumptions utilized in the valuation of the stock option awards granted in 2021:

Expected dividend rate	0.0%
Expected stock price volatility	28.8%
Risk-free interest rate	1.6%
Expected term of options (years)	10.0

The expected stock price volatility is based on the historical volatility of the Company’s peer group’s stock price. The volatilities are estimated for a period of time equal to the expected term of the related option. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is determined by considering the contractual terms, vesting schedule and expectations of future employee behavior. All of the stock option awards were out of money as of June 30, 2021.

The weighted average grant date fair value of time-vested RSUs granted in March 2021 was $9.60 with a grant date fair value of $8.3 million and vesting over 2.6 years as of June 30, 2021.

In the first quarter of 2021, the Company granted a target of 644,867 performance-based RSUs with a grant date fair value of $6.2 million. The 2021 performance-based RSUs were awarded to certain members of senior management in connection with the achievement of specific key financial metrics measured over a three-year period and cliff vest at the end of such three-year period. The number of 2021 performance-based RSUs that will ultimately vest is contingent upon the achievement of these key financial metrics by the end of year three. The Company assesses the probability of achieving these metrics on a quarterly basis. For these awards, the Company recognizes the fair value expense ratably over the performance and vesting period. These awards are included above in RSUs Granted.

Total compensation cost recorded for employees, non-employees and members of the Board for the three and six months ended June 30, 2021 and 2020 was $1.5 million, $0.2 million, $2.5 million and $0.3 million, respectively, and included in general and administrative expenses on the condensed consolidated statements of operations. As of June 30, 2021 and December 31, 2020, total unrecognized compensation cost related to unvested shares, stock options and RSUs granted was approximately $13.8 million and $0.6 million, respectively.

8. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income available to common stockholders	$24,085	$21,895	$7,947	$11,439
Dividends on redeemable preferred stock	1,434	—	—	—
Net income available to common stockholders after assumed conversions	$25,519	$21,895	$7,947	$11,439

Weighted average common shares outstanding — Basic	124,428	69,490	124,395	68,118
Effect of dilutive securities:
Restricted share units	252	—	138	—
Ares warrants	19	—	10	—
Redeemable preferred stock	8,333	—	—	—
Weighted average common shares outstanding — Diluted	133,032	69,490	124,543	68,118
Net income per share available to common stockholders — Basic	$0.19	$0.32	$0.06	$0.17
Net income per share available to common stockholders — Diluted	$0.19	$0.32	$0.06	$0.17

The following potential shares of common stock have been excluded from the computation of diluted earnings per share because their effect would have been antidilutive:

	As of June 30,
	2021	2020
	(in thousands)
Public and Private warrants	17,333	—
Stock options	126	—
Restricted share units	—	96
Convertible bonds (par value)	—	51
Ares Put Option	*	—

* Refer to description of this instrument in Note 9 below.

9. Fair Value Measurements and Financial Instruments

The fair value of cash and cash equivalents, restricted cash and investments, and restricted cash with respect to bonds, trade receivables, accounts payable and other current liabilities approximated their carrying values as of June 30, 2021 and December 31, 2020 primarily due to the short-term maturity of these instruments. The fair value of the long-term debt approximated their carrying values as of June 30, 2021 and December 31, 2020 due to the frequency with which interest rates are reset based on changes in prevailing interest rates.

The Bonds (Series C) were presented in the condensed consolidated balance sheets at amortized cost. The fair value of the Bonds (Series C) was $80.6 million as of December 31, 2020. The fair value measurements were classified as Level 1.

The contingent consideration from the acquisition of the Empire business is measured at fair value at the end of each reporting period and amounted to $7.7 million and $7.4 million as of June 30, 2021 and December 31, 2020, respectively. The fair value methodology for the contingent consideration liability is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. Approximately $0.2 million and $0.4 million was recorded as a component of interest and other financial expenses in the condensed consolidated statements of operations for the change in the fair value of the Contingent Consideration for the three and six months ended June 30, 2021, respectively.

The Public Warrants (as defined in Note 13) are measured at fair value at the end of each reporting period and amounted to $26.5 million and $18.1 million as of June 30, 2021 and December 31, 2020, respectively. The fair value methodology for the Public Warrants is categorized as Level 1. Approximately $0.8 million and $(8.4) million was recorded as a component of interest and other financial income (expenses) in the condensed consolidated statements of operations for the change in the fair value of the Public Warrants for the three and six months ended June 30, 2021, respectively.

The Private Warrants (as defined in Note 13) are measured at fair value at the end of each reporting period and amounted to $8.0 million and $6.7 million as of June 30, 2021 and December 31, 2020, respectively. The fair value methodology for the Private Warrants is categorized as Level 2 because certain inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Private Warrants have been recorded at fair value based on a Black-Scholes option pricing model with the following material assumptions based on observable and unobservable inputs:

June 30, 2021
Expected term (in years)	4.48
Volatility	34.3%
Risk-free interest rate	0.76%
Strike price	$11.50

Approximately $1.4 million and $(1.4) million was recorded as a component of interest and other financial income (expenses) in the condensed consolidated statements of operations for the change in the fair value of the Private Warrants for the three and six months ended June 30, 2021, respectively.

The Deferred Shares (as defined in Note 13) are measured at fair value at the end of each reporting period and amounted to $1.7 million and $1.6 million as of June 30, 2021 and December 31, 2020, respectively. The fair value methodology for the Deferred Shares categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

June 30, 2021
Expected term (in years)	5.92
Volatility	40.2%
Risk-free interest rate	0.96%
Stock price	$9.19

Approximately $0.2 million and $0 was recorded as a component of interest and other financial income in the condensed consolidated statements of operations for the change in the fair value of the Deferred Shares for the three and six months ended June 30, 2021, respectively.

On the Merger Closing Date, the Company entered into an agreement with Ares and certain of its affiliates (the “Ares Put Option”), which generally guarantees Ares a value of approximately $27.3 million at the end of February 2023 for the shares of common stock that the Company issued in consideration for its acquisition of equity in GPM. The Ares Put Option is measured at fair value at the end of each reporting period and amounted to $9.5 million and $9.8 million as of June 30, 2021 and December 31, 2020, respectively. The fair value methodology for the Ares Put Option is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Ares Put Option has been recorded at its fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

June 30, 2021
Expected term (in years)	1.66
Volatility	39.4%
Risk-free interest rate	0.19%
Strike price	$12.935

Approximately $(0.9) million and $0.3 million was recorded as a component of interest and other financial income (expenses) in the condensed consolidated statements of operations for the change in the fair value of the Ares Put Option for the three and six months ended June 30, 2021, respectively.

10. Segment Reporting

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

The GPMP segment includes GPM Petroleum LP (“GPMP”) and primarily includes the sale and supply of fuel to GPM and its subsidiaries selling fuel (both in the Retail and Wholesale segments) at GPMP’s cost of fuel (currently including taxes and certain transportation costs) plus a fixed margin (4.5 cents per gallon prior to October 1, 2020 and effective October 1, 2020 through September 30, 2021, 5.0 cents per gallon) and the supply of fuel to a small number of independent outside operators and bulk purchasers.

The “All Other” segment includes the results of non-reportable segments which do not meet both quantitative and qualitive criteria as defined under ASC 280, Segment Reporting.

The majority of general and administrative expenses, depreciation and amortization, net other expenses, net interest and other financial expenses and income taxes are not allocated to the segments, as well as minor other income items including intercompany operating leases.

With the exception of goodwill, assets and liabilities relevant to the reportable segments are not assigned to any particular segment, but rather, managed at the consolidated level. All segment revenues were generated from sites within the U.S. and substantially all assets were within the U.S.

Inter-segment transactions primarily included the distribution of fuel by GPMP to GPM and its subsidiaries selling fuel (both in the Retail and Wholesale segments). The effect of these inter-segment transactions was eliminated in the condensed consolidated financial statements.

	Retail	Wholesale	GPMP	All Other	Total
For the Three Months Ended June 30, 2021	(in thousands)
Revenues
Fuel revenue	$768,716	$690,521	$1,526	$—	$1,460,763
Merchandise revenue	426,365	—	—	—	426,365
Other revenues, net	17,252	5,212	264	—	22,728
Total revenues from external customers	1,212,333	695,733	1,790	—	1,909,856
Inter-segment	—	—	1,092,926	317	1,093,243
Total revenues from reportable segments	1,212,333	695,733	1,094,716	317	3,003,099
Operating income	71,215	5,992	23,610	317	101,134
Interest and financial expenses, net			(3,859)	—	(3,859)
Income tax expense				(55)	(55)
Income from equity investment				26	26
Net income from reportable segments					$97,246

For the Three Months Ended June 30, 2020
Revenues
Fuel revenue	$385,519	$21,281	$712	$—	$407,512
Merchandise revenue	391,697	—	—	—	391,697
Other revenues, net	13,615	1,307	179	—	15,101
Total revenues from external customers	790,831	22,588	891	—	814,310
Inter-segment	—	—	230,178	—	230,178
Total revenues from reportable segments	790,831	22,588	231,069	—	1,044,488
Operating income	76,767	780	7,284	—	84,831
Interest and financial expenses, net			(921)	—	(921)
Income tax expense				(43)	(43)
Loss from equity investment				(178)	(178)
Net income from reportable segments					$83,689

	Retail	Wholesale	GPMP	All Other	Total
For the Six Months Ended June 30, 2021	(in thousands)
Revenues
Fuel revenue	$1,345,020	$1,216,009	$2,681	$—	$2,563,710
Merchandise revenue	785,646	—	—	—	785,646
Other revenues, net	34,229	10,151	519	—	44,899
Total revenues from external customers	2,164,895	1,226,160	3,200	—	3,394,255
Inter-segment	—	—	1,912,393	634	1,913,027
Total revenues from reportable segments	2,164,895	1,226,160	1,915,593	634	5,307,282
Operating income	111,562	8,300	43,733	634	164,229
Interest and financial expenses, net			(7,700)	—	(7,700)
Income tax expense				(111)	(111)
Income from equity investment				20	20
Net income from reportable segments					$156,438

For the Six Months Ended June 30, 2020
Revenues
Fuel revenue	$918,405	$50,219	$1,929	$—	$970,553
Merchandise revenue	715,376	—	—	—	715,376
Other revenues, net	25,315	2,590	394	—	28,299
Total revenues from external customers	1,659,096	52,809	2,323	—	1,714,228
Inter-segment	—	—	609,303	2,378	611,681
Total revenues from reportable segments	1,659,096	52,809	611,626	2,378	2,325,909
Operating income	98,178	1,058	16,070	2,378	117,684
Interest and financial (expenses) income, net			(1,768)	23	(1,745)
Income tax expense				(205)	(205)
Loss from equity investment				(411)	(411)
Net income from reportable segments					$115,323

A reconciliation of total revenues from reportable segments to total revenues on the condensed consolidated statements of operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Total revenues from reportable segments	$3,003,099	$1,044,488	$5,307,282	$2,325,909
Other revenues, net	(42)	(35)	(85)	(73)
Elimination of inter-segment revenues	(1,093,243)	(230,178)	(1,913,027)	(611,681)
Total revenues	$1,909,814	$814,275	$3,394,170	$1,714,155

A reconciliation of net income from reportable segments to net income on the condensed consolidated statements of operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income from reportable segments	$97,246	$83,689	$156,438	$115,323
Amounts not allocated to segments:
Other revenues, net	(42)	(35)	(85)	(73)
Store operating expenses	675	(801)	1,252	(1,693)
General and administrative expenses	(31,068)	(19,582)	(57,070)	(37,707)
Depreciation and amortization	(23,431)	(14,970)	(45,830)	(30,198)
Other expenses, net	(1,195)	(1,733)	(2,867)	(5,909)
Interest and other financial expenses, net	(8,455)	(11,592)	(33,548)	(19,797)
Income tax expense	(8,157)	(2,467)	(7,379)	(294)
Net income	$25,573	$32,509	$10,911	$19,652

11. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is subject to certain federal and state environmental laws and regulations associated with convenience store sites where it stores and sells fuel and other fuel products. As of June 30, 2021 and December 31, 2020, environmental obligations totaled $13.0 million and $13.5 million, respectively. These amounts were recorded as other current and non-current liabilities in the condensed consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or whether the federal and/or state regulations in which the Company operates, and which deal with the environment, will be amended.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle it to be reimbursed for environmental loss mitigation.  Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $5.3 million and $5.6 million as of June 30, 2021 and December 31, 2020, respectively, and were recorded as other current and non-current assets in the condensed consolidated balance sheets.

Asset Retirement Obligations

As part of the fuel operations at its operated convenience stores, at most of the consignment dealer locations and at most of the other owned and leased locations leased to dealers, there are underground storage tanks for which the Company is responsible. The future cost to remove an underground storage tank is recognized over the estimated remaining useful life of the underground storage tank or the termination of applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. The estimated liability is based upon historical experience in removing underground storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The Company has recorded an asset retirement obligation of $56.3 million and $53.2 million at June 30, 2021 and December 31, 2020, respectively. The current portion of the asset retirement obligation is included in other current liabilities in the condensed consolidated balance sheets.

Purchase Commitments

In the ordinary course of business, the Company has entered into various purchase agreements related to its fuel supply, which include varying volume commitments. In light of the reduction in the number of gallons sold due to the COVID-19 pandemic, the Company’s principal fuel suppliers have temporarily suspended (for periods that vary among the different suppliers) the requirements under their agreements with the Company to purchase minimum quantities of gallons, including such requirements under the incentive agreements from such suppliers. As of June 30, 2021, the reduction in gallons sold did not affect the Company’s compliance with its commitments under the agreements with its principal suppliers.

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

12. Related Party Transactions

There have been no material changes to the description of related party transactions as set forth in the annual financial statements.

13. Revisions of Previously Issued Financial Statements

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

The Company has adjusted its consolidated balance sheet as of December 31, 2020 in order to reflect its Public Warrants, Private Warrants and Deferred Shares as liability instruments measured at fair value rather than as equity instruments. The Company has evaluated the materiality of this adjustment and concluded it was not material to any of the prior periods presented and has elected to revise the previously issued financial statements contained within these interim financial statements for the periods impacted to correct the effect of this immaterial adjustment. As a result, the condensed consolidated balance sheet as of December 31, 2020 included as comparative figures within these interim financial statements was revised as follows:

	As of December 31, 2020
	As Previously Reported	Adjustment	As Revised
	(in thousands)
Other non-current liabilities	$70,166	$26,455	$96,621
Total liabilities	2,421,934	26,455	2,448,389
Additional paid-in capital	239,081	(26,978)	212,103
Accumulated deficit	(30,176)	523	(29,653)
Total equity	217,875	(26,455)	191,420

14. Significant Events

Standby Real Estate Program

 On May 3, 2021, GPM entered into a standby real estate purchase, designation and lease program agreement (the “Program Agreement”) with Oak Street Real Estate Capital Net Lease Property Fund, LP (“Oak Street”). Pursuant to the Program Agreement, Oak Street has agreed to purchase, subject to the conditions contained in the Program Agreement, up to $1.0 billion of convenience store and gas station real property, including in connection with purchase agreements that GPM or an affiliate thereof, may from time to time enter into to acquire convenience stores and gas stations from third parties (each, a “Property”). Pursuant to the Program Agreement, upon any acquisition of a Property by Oak Street, or an affiliate thereof, GPM, or an affiliate thereof, would enter into a triple-net lease agreement with Oak Street or such affiliate pursuant to which GPM or such affiliate would lease such Property from Oak Street or such affiliate based upon commercial terms contained in the Program Agreement.  The purchase price for any Property would similarly be subject to commercial terms agreed upon by GPM and Oak Street in the Program Agreement and if in connection with the acquisition of convenience stores and gas stations from third parties, consistent with the agreed upon purchase price or designation rights with the seller of the real estate. The Program Agreement has a one-year term, during which GPM may not sell or designate any Property pursuant to a sale-leaseback or similar transaction without first offering such Property to Oak Street in accordance with the terms and conditions of the Program Agreement.  Certain Properties specified by GPM are not subject to the foregoing right of first offer, and the Program Agreement does not obligate GPM to sell any Property, or acquire any property from a third party for purposes of its sale, to

Oak Street or assign the right to acquire the third party's real estate to Oak Street, unless GPM elects, in its sole discretion, to enter into a sale-leaseback, designation or similar transaction governed by the Program Agreement.

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

Based in Richmond, VA, we are a leading independent convenience store operator and, as of June 30, 2021, we were the sixth largest convenience store chain in the United States (“U.S.”) ranked by store count, operating 1,381 retail convenience stores. As of June 30, 2021, we operated the stores under 18 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, ExpressStop, E-Z Mart®, fas mart®, fastmarket®, Jiffi Stop®, Li’l Cricket, Next Door Store®, Roadrunner Markets, Rstore, Scotchman®, shore stop®, Town Star, Village Pantry® and Young’s. As of June 30, 2021, we also supplied fuel to 1,647 dealer-operated gas stations. We are well diversified geographically and as of June 30, 2021, operated across 33 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States.

We derive our revenue from the retail sale of fuel and the products offered in our stores, as well as the wholesale distribution of fuel. Our retail stores offer a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. We have foodservice offerings at over 250 company-operated stores. The foodservice category includes hot and fresh foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We offer a value food menu consisting of items such as hot dogs and chicken sandwiches.  In addition, we operate over 80 branded quick service restaurants consisting of major national brands. Additionally, we provide a number of traditional convenience store services that generate additional income, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate revenues from car washes at approximately 100 of our locations.

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

GPMP Segment

The GPMP segment includes the operations of GPM Petroleum LP (“GPMP”), which primarily sells and supplies fuel to GPM and its fuel-selling subsidiaries (both in the Retail and Wholesale segments) at GPMP’s cost of fuel (currently including taxes and certain transportation costs) plus a fixed margin.

Trends Impacting Our Business

We have achieved strong store growth over the last several years, primarily by implementing a highly successful acquisition strategy. From 2013 through June 30, 2021, we completed 19 acquisitions. As a result, our store count has grown from 320 sites in 2011 to 3,028 sites as of June 30, 2021, of which 1,381 were operated as retail convenience stores and 1,647 were locations at which we supplied fuel to independently operated fueling stations. These strategic acquisitions have had, and we expect will continue to have, a significant impact on our reported results and can make period to period comparisons of results difficult. In May 2021, we completed our acquisition of 60 ExpressStop retail convenience stores (the “ExpressStop Acquisition”). In October 2020, we completed our acquisition of the business of Empire Petroleum Partners, LLC, which business we refer to as Empire, which was significant and added 84 retail sites and 1,453 wholesale sites to our business (the “Empire Acquisition”). The Empire Acquisition was our only business acquisition in 2020. With our achievement of significant size and scale, we have enhanced our focus on organic growth, including implementing company-wide marketing and merchandising initiatives, which we believe will result in significant value accretion to all the assets we have acquired. We believe that this complementary strategy will help further our growth through both acquisitions and organically and improve our results of operations.

The following table provides a history of our acquisitions, conversions and closings for the periods noted, for the retail and wholesale segments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Retail Segment	2021	2020	2021	2020
Number of sites at beginning of period	1,324	1,271	1,330	1,272
Acquired sites	61	—	61	—
Newly opened or reopened sites	1	—	1	—
Company-controlled sites converted to consignment locations and independent and lessee dealers, net	(3)	—	(3)	(1)
Closed, relocated or divested sites	(2)	(5)	(8)	(5)
Number of sites at end of period	1,381	1,266	1,381	1,266

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Wholesale Segment	2021	2020	2021	2020
Number of sites at beginning of period	1,625	128	1,614	128
Newly opened or reopened sites	21	—	35	—
Consignment locations or independent and lessee dealers converted from Company-controlled sites, net	3	—	3	1
Closed, relocated or divested sites	(2)	(1)	(5)	(2)
Number of sites at end of period	1,647	127	1,647	127

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

Our operations are significantly impacted by the retail fuel margins we receive on gallons sold. While we expect our same store fuel sales volumes to remain stable over time, even though they have been negatively impacted by COVID-19, and the fuel margins we realize on those sales to remain stable, these fuel margins can change rapidly as they are influenced by many factors including: the price of refined products; interruptions in supply caused by severe weather; severe refinery mechanical failures for an extended period of time; and competition in the local markets in which we operate.

The cost of our main products, gasoline and diesel fuel, is greatly impacted by the wholesale cost of fuel in the United States. We attempt to pass wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do

so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower fuel margins when the cost of fuel is increasing gradually over a longer period and higher fuel margins when the cost of fuel is declining or more volatile over a shorter period of time.

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

Business Highlights

Both the ExpressStop and Empire Acquisitions (the “ExpressStop and Empire Acquisitions”) contributed to the improvement in our results of operations for the second quarter of 2021, primarily in the wholesale segment, as compared to the second quarter of 2020. Increased merchandise contribution at same stores combined with an increase in other revenues positively impacted 2021. As the impact of the COVID-19 pandemic lessened in 2021, as compared to the prior year, total gallons sold increased in 2021 as compared to 2020, while retail fuel margins declined from record-setting fuel margins generated in 2020. General and administrative expenses increased in 2021, as compared to 2020, primarily to support the Empire Acquisition.

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

Results of Operations for the three and six months ended June 30, 2021 and 2020

The period-to-period comparisons of our results of operations contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation have been prepared using our condensed consolidated interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with such condensed interim consolidated financial statements and related notes.

COVID-19

An outbreak of COVID-19 began in China in December 2019 and subsequently spread throughout the world. On March 11, 2020, the World Health Organization declared COVID-19 as a pandemic. Throughout the pandemic, our convenience stores and independent outside operations have continued to operate and have remained open to the public because convenience store operations and gas stations have been deemed an essential business by numerous federal and state authorities, including the U.S. Department of Homeland Security, and therefore are exempt from many of the closure orders that were, or are currently, imposed on U.S. businesses.

The COVID-19 pandemic has generally impacted our results of operations positively, principally due to the significant increase in fuel margin, which more than offset a reduction in the number of gallons sold at gas stations as a result of the pandemic. Since the beginning of 2021, we have seen an increase in fuel volume as vaccinations have become available, businesses have continued to re-open, and customer traffic has increased. As noted elsewhere, however, we have seen a reduction in fuel margin as volume has increased and prices have risen. Additionally, we have seen shortages in labor and supply chain disruptions which we have responded to through several hiring initiatives and leveraging our strong partnerships with our fuel and transportation suppliers. Notwithstanding the recent resurgence of economic activity, in light of variant strains of the virus that have emerged, the COVID-19 pandemic could once again impact our operations and the operations of our customers and suppliers as a result of quarantines, location closures, illnesses, and travel restrictions. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the resumption of high levels of infection and hospitalization, new variants of the virus, the resulting impact on our employees, customers, suppliers, and vendors, and the remedial actions and any stimulus measures adopted by federal, state, and local governments, and to what extent normal economic and operating conditions are impacted. Therefore, we cannot reasonably estimate the future impact at this time.

Consolidated Results

The Merger Transaction was accounted for as a reverse recapitalization. For accounting purposes, Haymaker was treated as the acquired company, and Arko Holdings was considered the accounting acquirer. Because Arko Holdings was deemed the accounting acquirer, upon the consummation of the Merger Transaction, the historical financial statements of Arko Holdings became the historical financial statements of the combined company. As a result, the financial statements included in this Quarterly Report on Form 10-Q and discussed herein reflect the historical operating results of Arko Holdings prior to December 22, 2020, which was the date on which the Merger Transaction closed (the “Merger Closing Date”) and our combined results, including those of Haymaker, following the Merger Closing Date.

The table below shows our consolidated results for the three and six months ended June 30, 2021 and 2020, together with certain key metrics.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:	(in thousands)
Fuel revenue	$1,460,763	$407,512	$2,563,710	$970,553
Merchandise revenue	426,365	391,697	785,646	715,376
Other revenues, net	22,686	15,066	44,814	28,226
Total revenues	1,909,814	814,275	3,394,170	1,714,155
Operating expenses:
Fuel costs	1,347,109	316,891	2,359,907	816,694
Merchandise costs	303,952	284,577	564,706	523,668
Store operating expenses	154,668	126,023	299,606	254,853
General and administrative	31,861	20,527	58,574	39,420
Depreciation and amortization	25,273	16,814	49,515	33,885
Total operating expenses	1,862,863	764,832	3,332,308	1,668,520
Other expenses, net	1,195	1,733	2,867	5,909
Operating income	45,756	47,710	58,995	39,726
Interest and other financial expenses, net	(11,997)	(12,513)	(40,614)	(19,164)
Income before income taxes	33,759	35,197	18,381	20,562
Income tax expense	(8,212)	(2,510)	(7,490)	(499)
Income (loss) from equity investment	26	(178)	20	(411)
Net income	$25,573	$32,509	$10,911	$19,652
Less: Net income attributable to non-controlling interests	54	10,614	128	8,213
Net income attributable to ARKO Corp.	$25,519	$21,895	$10,783	$11,439
Series A redeemable preferred stock dividends	(1,434)		(2,836)
Net income attributable to common shareholders	$24,085		$7,947
Fuel gallons sold	522,392	221,810	970,707	470,509
Fuel margin, cents per gallon[1]	21.8	40.9	21.0	32.7
Merchandise contribution[2]	122,413	107,120	220,940	191,708
Merchandise margin[3]	28.7%	27.3%	28.1%	26.8%
Adjusted EBITDA[4]	75,717	68,549	118,020	85,483

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

2 Calculated as merchandise revenue less merchandise costs.

3 Calculated as merchandise contribution divided by merchandise revenue.

4 Refer to Use of Non-GAAP Measures below for discussion of this non-GAAP performance measure and related reconciliation.

Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020

For the three months ended June 30, 2021, fuel revenue increased by $1.1 billion, or over 250%, compared to the second quarter of 2020. The increase in fuel revenue was attributable primarily to incremental gallons sold related to the ExpressStop and Empire Acquisitions, an increase in gallons sold at same stores in the second quarter of 2021, primarily due to the impact of the COVID-19 pandemic in the second quarter of 2020, which resulted in a reduction in gallons sold, and a significant increase in the average price of fuel compared to the second quarter of 2020.

For the three months ended June 30, 2021, merchandise revenue increased by $34.7 million, or 8.9%, compared to the second quarter of 2020 primarily due to the ExpressStop and Empire Acquisitions. The increase in same store merchandise sales was partially offset by a decrease in merchandise revenue from underperforming retail stores that were closed or converted to dealer-operated sites.

For the three months ended June 30, 2021, other revenue increased by $7.6 million, or 50.6%, compared to the second quarter of 2020 primarily related to the ExpressStop and Empire Acquisitions and increased income from lottery commissions and temporary allowance for gaming machines in Virginia.

For the three months ended June 30, 2021, total operating expenses increased by $1.1 billion, or 143.6%, compared to the second quarter of 2020. Fuel costs increased $1.0 billion, or over 325%, compared to the second quarter of 2020 due to fuel sold at a higher average cost and higher volumes. Merchandise costs increased $19.4 million, or 6.8%, compared to the second quarter of 2020, primarily due to the ExpressStop and Empire Acquisitions as well as a corresponding increase in same store merchandise sales. For the three months ended June 30, 2021, store operating expenses increased $28.6 million, or 22.7%, compared to the second quarter of 2020 due to incremental expenses as a result of the ExpressStop and Empire Acquisitions and an increase in expenses at same stores.

For the three months ended June 30, 2021, general and administrative expenses increased $11.3 million, or 55.2%, compared to the second quarter of 2020, primarily due to those expenses associated with the acquired Empire business, annual wage increases, incentive accruals and stock compensation expenses.

For the three months ended June 30, 2021, depreciation and amortization expenses increased $8.5 million, or 50.3%, compared to the second quarter of 2020 primarily due to assets acquired in the previous twelve month period, largely related to the Empire Acquisition.

For the three months ended June 30, 2021, other expenses, net decreased by $0.5 million compared to the second quarter of 2020 primarily due to a $1.4 million reduction in losses on disposal of assets and impairment charges in 2021 which was offset by an increase of $1.1 million in acquisition costs.

Operating income was $45.8 million for the second quarter of 2021, compared to $47.7 million for the second quarter of 2020.  The decrease was primarily due to an increase in general and administrative expenses, depreciation and amortization expenses, which was partially offset by strong fuel and merchandise results along with incremental income from the Empire Acquisition.

For the three months ended June 30, 2021, interest and other financing expenses, net decreased by $0.5 million compared to the second quarter of 2020 primarily related to $2.3 million for interest income related to fair value adjustments for the Public Warrants, Private Warrants and Deferred Shares (each as defined in Note 13 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q) and a net period-over-period decrease in foreign currency losses recorded of $2.7 million which was partially offset by higher interest expense from a greater amount of debt outstanding in 2021.

For the three months ended June 30, 2021, income tax expense was $8.2 million compared to $2.5 million in the three months ended June 30, 2020, which increase was primarily due to a combination of an increased effective tax rate and a reduction in the non-controlling interest in partnership.

Net income attributable to non-controlling interests primarily represented minority interests prior to the Merger Closing Date.

For the three months ended June 30, 2021, net income attributable to the Company was $25.5 million compared to $21.9 million for the three months ended June 30, 2020.

For the three months ended June 30, 2021, Adjusted EBITDA was $75.7 million compared to $68.5 million for the three months ended June 30, 2020. The Empire Acquisition contributed approximately $22 million of incremental Adjusted EBITDA for the second quarter of 2021. Increased merchandise contribution at same stores also positively impacted 2021. These increases were partially offset by several factors in the current quarter. As the impact of the COVID-19 pandemic lessened in the second quarter of 2021, gallons sold increased as compared to the second quarter of 2020; however, fuel margin declined compared to the record-setting fuel margin generated in the same period in 2020. Additionally, credit card fees rose related to an increase in the retail price of fuel. An increase in general and administrative expenses primarily related to annual wage increases and incentive accruals also reduced Adjusted EBITDA for the second quarter.

Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020

For the six months ended June 30, 2021, fuel revenue increased by $1.6 billion, or 164.1%, compared to the first half of 2020. The increase in fuel revenue was attributable primarily to incremental gallons sold related to the ExpressStop and Empire Acquisitions and an increase in the average price of fuel, which was partially offset by fewer gallons sold in the first half of 2021 primarily due to the COVID-19 pandemic, as the pandemic did not have a significant impact on our results until the second half of March 2020.

For the six months ended June 30, 2021, merchandise revenue increased by $70.3 million, or 9.8%, compared to the first half of 2020, primarily due to an increase in same store merchandise sales and the ExpressStop and Empire Acquisitions.

For the six months ended June 30, 2021, other revenue increased by $16.6 million, or 58.8%, compared to the first half of 2020, primarily related to the ExpressStop and Empire Acquisitions and increased income from lottery commissions and temporary allowance for gaming machines in Virginia.

For the six months ended June 30, 2021, total operating expenses increased by $1.7 billion, or 99.7%, compared to the first half of 2020. Fuel costs increased $1.5 billion, or 189.0%, compared to the first half of 2020 due to fuel sold at a higher average cost and higher volumes. Merchandise costs increased $41.0 million, or 7.8%, compared to the first half of 2020, primarily due to the ExpressStop and Empire Acquisitions as well as a corresponding increase in same store merchandise sales. For the six months ended June 30, 2021, store operating expenses increased $44.8 million, or 17.6%, compared to the first half of 2020 due to incremental expenses from the ExpressStop and Empire Acquisitions and an increase in expenses at same stores.

For the six months ended June 30, 2021, general and administrative expenses increased $19.2 million, or 48.6%, compared to the first half of 2020, primarily due to expenses associated with the Empire Acquisition, annual wage increases, incentive accruals and stock compensation expenses.

For the six months ended June 30, 2021, depreciation and amortization expenses increased $15.6 million, or 46.1%, compared to the first half of 2020, primarily due to assets acquired in the previous twelve month period, largely related to the Empire Acquisition.

For the six months ended June 30, 2021, other expenses, net decreased by $3.0 million compared to the first half of 2020, primarily due to a $3.4 million reduction in losses on disposal of assets and impairment charges in 2021, which was partially offset by a $0.2 million increase in acquisition costs.

Operating income was $59.0 million for the six months ended June 30, 2021, compared to $39.7 million for the first half of 2020.  The increase was primarily due to strong fuel and merchandise results along with incremental income from the ExpressStop and Empire Acquisitions, partially offset by an increase in general and administrative, depreciation and amortization expenses.

For the six months ended June 30, 2021, interest and other financing expenses, net increased by $21.5 million compared to the first half of 2020, primarily related to higher interest expense from greater debt outstanding in 2021, $4.5 million additional interest for the early redemption of the Bonds (Series C), $9.8 million for interest expense related to fair value adjustments for the Public Warrants, Private Warrants and Deferred Shares, partially offset by a net period-over-period increase in foreign currency gains recorded of $0.9 million.

For the six months ended June 30, 2021, income tax expense was $7.5 million compared to $0.5 million for the six months ended June 30, 2020, which increase was primarily due to a combination of an increased effective tax rate and a reduction in the non-controlling interest in partnership.

Net income attributable to non-controlling interests primarily represented minority interests prior to the Merger Closing Date.

For the six months ended June 30, 2021, net income attributable to the Company was $10.8 million compared to $11.4 million for the six months ended June 30, 2020.

For the six months ended June 30, 2021, Adjusted EBITDA was $118.0 million compared to $85.5 million for the six months ended June 30, 2020. The Empire Acquisition contributed approximately $35 million of incremental Adjusted EBITDA for the first half of 2021. Increased merchandise contribution at same stores also positively impacted 2021, which was partially offset by a slight decrease in gallons sold and fuel margin at same stores, as well as higher credit card fees related to an increase in the retail price of fuel. An increase in general and administrative expenses primarily related to annual wage increases and incentive accruals also reduced Adjusted EBITDA for the first half of 2021.

Segment Results

Retail Segment

The table below shows the results of the Retail segment for the three and six months ended June 30, 2021 and 2020, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:	(in thousands)
Fuel revenue	$768,716	$385,519	$1,345,020	$918,405
Merchandise revenue	426,365	391,697	785,646	715,376
Other revenues, net	17,252	13,615	34,229	25,315
Total revenues	1,212,333	790,831	2,164,895	1,659,096
Operating expenses:
Fuel costs	690,952	306,131	1,206,088	787,882
Merchandise costs	303,952	284,577	564,706	523,668
Store operating expenses	146,214	123,356	282,539	249,368
Total operating expenses	1,141,118	714,064	2,053,333	1,560,918
Operating income	$71,215	$76,767	$111,562	$98,178
Fuel gallons sold	264,967	208,861	491,079	443,676
Same store fuel gallons sold increase (decrease) (%)[1]	11.9%	(26.4%)	(1.7%)	(17.5%)
Fuel margin, cents per gallon[2]	34.3	42.5	33.3	33.9
Same store merchandise sales increase (%)[1]	2.4%	5.0%	4.0%	2.7%
Same store merchandise sales excluding cigarettes increase (%)[1]	4.3%	5.9%	6.5%	3.0%
Merchandise contribution[3]	$122,413	$107,120	220,940	191,708
Merchandise margin[4]	28.7%	27.3%	28.1%	26.8%

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

Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020

Retail Revenues

For the three months ended June 30, 2021, fuel revenue increased by $383.2 million, or 99.4%, compared to the second quarter of 2020. The ExpressStop and Empire Acquisitions contributed an additional 35.5 million gallons sold, or approximately $106.7 million in fuel revenue. The increase in fuel revenue was also attributable to a $1.05 per gallon increase in the average retail price of fuel in the second quarter of 2021 as compared to the same period in 2020, and an increase in gallons sold at same stores of approximately 11.9%, or 24.3 million gallons, as gallons sold in the second quarter of 2020 were negatively impacted by the COVID-19 pandemic. Underperforming retail stores which were closed or converted to dealer-operated sites over the last 12 months in order to optimize profitability negatively impacted gallons sold during the second quarter of 2021.

For the three months ended June 30, 2021, merchandise revenue increased by $34.7 million, or 8.9%, compared to the second quarter of 2020. The ExpressStop and Empire Acquisitions contributed an additional $35 million of merchandise revenue. Same store merchandise sales increased $9.1 million, or 2.4%, for the second quarter of 2021 compared to the second quarter of 2020. Same store merchandise sales increased primarily due to higher packaged beverage, frozen food, grab-n-go and other tobacco products revenue as a result of marketing initiatives and fact-based data to react to changing consumer needs. In addition, 2021 benefited from a shift in consumer demand from other retail channels to convenience stores. Offsetting these increases was a decrease in merchandise revenue from underperforming retail stores that were closed or converted to dealer-operated sites.

For the three months ended June 30, 2021, other revenues, net increased by $3.6 million, or 26.7%, compared to the second quarter of 2020, primarily related to the ExpressStop and Empire Acquisitions, higher lottery commissions and temporary allowances for gaming machines in Virginia.

Retail Operating Income

For the three months ended June 30, 2021, fuel margin increased compared to the same period in 2020, primarily related to incremental fuel profit from the ExpressStop and Empire Acquisitions of approximately $15.6 million which was offset by a decrease in same store fuel profit of $11.9 million (excluding intercompany charges by GPMP). Fuel margin per gallon at same stores for 2021 was significantly lower at 32.9 cents per gallon, as compared to a record-setting 42.6 cents per gallon for the second quarter of 2020.

For the three months ended June 30, 2021, merchandise contribution increased $15.3 million, or 14.3%, compared to the same period in 2020, and merchandise margin increased to 28.7% as compared to 27.3% in the prior period. The increase was due to $10.1 million in incremental merchandise contribution from the ExpressStop and Empire Acquisitions and an increase in merchandise contribution at same stores of $6.9 million. Merchandise contribution at same stores increased in the second quarter of 2021 primarily due to a shift in product mix with a lower reliance on cigarettes and higher contribution from packaged beverages, other tobacco products and other center-store items.  Merchandise margin at same stores was 28.5% in the second quarter of 2021 compared to 27.4% in the second quarter of 2020.

For the three months ended June 30, 2021, store operating expenses increased $22.9 million, or 18.5%, compared to the three months ended June 30, 2020 due to approximately $17 million of incremental expenses related to the ExpressStop and Empire Acquisitions and an increase in expenses at same stores, including higher credit card fees due to higher retail prices. Store operating expenses were reduced from underperforming retail stores closed or converted to dealer-operated sites.

Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020

Retail Revenues

For the six months ended June 30, 2021, fuel revenue increased by $426.6 million, or 46.5%, compared to the first half of 2020. The ExpressStop and Empire Acquisitions contributed an additional 62.7 million gallons sold, or approximately $178.2 million in fuel revenue. The increase in fuel revenue was also attributable to a $0.67 per gallon increase in the average retail price of fuel in the first half of 2021 as compared to the comparable period in 2020. However, gallons sold at same stores were down, primarily due to the COVID-19 pandemic, approximately 1.7%, or 7.4 million gallons, which was a decrease of 1.1% when the first half of 2020 (to eliminate the effect of the 2020 leap year) was adjusted to be based on 180 days. Additionally, underperforming retail stores that were closed or converted to dealer-operated sites over the last 12 months in order to optimize profitability negatively impacted gallons sold.

For the six months ended June 30, 2021, merchandise revenue increased by $70.3 million, or 9.8%, compared to the first half of 2020. The ExpressStop and Empire Acquisitions contributed an additional $58 million of merchandise revenue. Same store merchandise sales increased $28.1 million, or 4.0%, for the first half of 2021 compared to the first half of 2020, which was an increase of 4.5% when the first half of 2020 was adjusted to be based on 180 days. Same store merchandise sales increased primarily due to higher grocery, packaged beverage, frozen food, grab-n-go, other tobacco products, cigarettes and beer and wine revenue from benefits of planogram and marketing initiatives and fact-based data to react to changing consumer needs. In addition, 2021 benefited from an overall increase in the consumer market basket and consumer demand shifting from other retail channels to convenience stores. Offsetting these increases was a decrease in merchandise revenue from underperforming retail stores closed or converted to dealer-operated sites.

For the six months ended June 30, 2021, other revenues, net increased by $8.9 million, or 35.2%, compared to the first half of 2020 primarily related to the ExpressStop and Empire Acquisitions, higher lottery commissions and temporary allowances for gaming machines in Virginia.

Retail Operating Income

For the six months ended June 30, 2021, fuel margin increased compared to the same period in 2020, primarily related to incremental fuel profit from the ExpressStop and Empire Acquisitions of approximately $26.1 million which was offset by a decrease in same store fuel profit of $12.0 million (excluding intercompany charges by GPMP). Fuel margin per gallon at same stores for 2021 was lower at 32.1 cents per gallon, as compared to 34.3 cents per gallon for 2020.

For the six months ended June 30, 2021, merchandise contribution increased $29.2 million, or 15.2%, compared to the same period in 2020, and merchandise margin increased to 28.1% as compared to 26.8% in the prior period. The increase was due to $17 million in incremental merchandise contribution from the ExpressStop and Empire Acquisitions and an increase in merchandise contribution at same stores of $15.1 million. Merchandise contribution at same stores increased in 2021 primarily due to a shift in product mix with a lower reliance on cigarettes and higher contribution from packaged beverage, other tobacco products and other center-store items. The first half of 2020 was negatively impacted by a change in sales mix that began in March 2020 as consumers pantry loaded lower margin items due to the COVID-19 pandemic. Merchandise margin at same stores was 27.9% in the first half of 2021 compared to 26.8% in the first half of 2020.

For the six months ended June 30, 2021, store operating expenses increased $33.2 million, or 13.3%, compared to the six months ended June 30, 2020, primarily due to approximately $30 million of incremental expenses related to the ExpressStop and Empire Acquisitions and an increase in expenses at same stores, including higher credit card fees due to higher retail prices. Store operating expenses were reduced from underperforming retail stores closed or converted to dealer-operated sites.

Wholesale Segment

The table below shows the results of the Wholesale segment for the three and six months ended June 30, 2021 and 2020, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:			(in thousands)
Fuel revenue	$690,521	$21,281	$1,216,009	$50,219
Other revenues, net	5,212	1,307	10,151	2,590
Total revenues	695,733	22,588	1,226,160	52,809
Operating expenses:
Fuel costs	680,612	19,942	1,199,541	47,959
Store operating expenses	9,129	1,866	18,319	3,792
Total operating expenses	689,741	21,808	1,217,860	51,751
Operating income	$5,992	$780	$8,300	$1,058
Fuel gallons sold – non-consignment agent locations	214,761	7,288	398,406	14,815
Fuel gallons sold – consignment agent locations	41,964	5,012	79,875	10,601
Fuel margin, cents per gallon[1] – non-consignment agent locations	5.6	5.4	5.4	5.7
Fuel margin, cents per gallon[1] – consignment agent locations	25.4	30.1	23.7	24.3

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed margin paid to GPMP for the cost of fuel.

Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020

Wholesale Revenues

For the three months ended June 30, 2021, fuel revenue increased by $669.2 million compared to the second quarter of 2020, primarily due to approximately $641.5 million of incremental fuel revenue from the Empire Acquisition, which contributed sales of 238.7 million gallons. Wholesale revenues also benefited from an increase in the average price of fuel in 2021 as compared to 2020. Of the total increase in fuel revenue, approximately $599.7 million of the increase was attributable to non-consignment agent locations.

Wholesale Operating Income

For the three months ended June 30, 2021, fuel contribution increased approximately $20.9 million (excluding intercompany charges by GPMP) with the Empire Acquisition accounting for approximately $20.6 million of the increase. Fuel contribution at non-consignment agent locations increased by $11.7 million (excluding intercompany charges by GPMP) and fuel margin increased over the second quarter of 2020. Although fuel contribution at consignment agent locations increased $9.2 million (excluding intercompany charges by GPMP), fuel margin decreased over 2020 primarily due to record-setting fuel margin generated in the prior year.

For the three months ended June 30, 2021, store operating expenses increased $7.3 million compared to the three months ended June 30, 2020 primarily due to the Empire Acquisition.

Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020

Wholesale Revenues

For the six months ended June 30, 2021, fuel revenue increased by $1.2 billion compared to the first half of 2020, primarily due to approximately $1.1 billion of incremental fuel revenues from the Empire Acquisition, which contributed sales of 445.9 million gallons. Wholesale revenues also benefited from an increase in the average price of fuel in 2021 as compared to 2020. Of the total increase in fuel revenue, approximately $1.0 billion of the increase was attributable to non-consignment agent locations.

Wholesale Operating Income

For the six months ended June 30, 2021, fuel contribution increased approximately $37.0 million (excluding intercompany charges by GPMP) with the Empire Acquisition accounting for approximately $36.6 million of the increase. Although fuel contribution at non-consignment agent locations increased by $20.6 million (excluding intercompany charges by GPMP) and fuel contribution at consignment agent locations increased $16.4 million (excluding intercompany charges by GPMP), fuel margin decreased over the first half of 2020 primarily due to the mix of non-consignment fuel supply contracts acquired in the Empire Acquisition which tend to be priced with lower margins as compared to our existing non-consignment fuel supply contracts and record-setting fuel margins in the prior year.

For the six months ended June 30, 2021, store operating expenses increased $14.5 million compared to the six months ended June 30, 2020 primarily due to the Empire Acquisition.

GPMP Segment

The table below shows the results of the GPMP segment for the three and six months ended June 30, 2021 and 2020, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:	(in thousands)
Fuel revenue - inter-segment	$1,092,926	$230,178	$1,912,393	$609,303
Fuel revenue - external customers	1,526	712	2,681	1,929
Other revenues, net	264	179	519	394
Total revenues	1,094,716	231,069	1,915,593	611,626
Operating expenses:
Fuel costs	1,068,471	220,996	1,866,671	590,156
General and administrative expenses	793	945	1,504	1,713
Depreciation and amortization	1,842	1,844	3,685	3,687
Total operating expenses	1,071,106	223,785	1,871,860	595,556
Operating income	$23,610	$7,284	$43,733	$16,070
Fuel gallons sold - inter-segment	519,362	218,980	967,389	467,218
Fuel gallons sold - external customers	700	649	1,347	1,417
Fuel margin, cents per gallon[1]	5.0	4.5	5.0	4.5

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020

GPMP Revenues

For the three months ended June 30, 2021, fuel revenue increased by $863.6 million compared to the second quarter of 2020. The increase in fuel revenue was attributable to an increase in gallons sold and an increase in average price compared to the second quarter of 2020.

For the three months ended June 30, 2021 and 2020, other revenues, net were $0.3 million and $0.2 million, respectively, and primarily related to rental income from certain sites leased to independent dealers.

GPMP Operating Income

Fuel margin increased by $16.1 million for the second quarter of 2021, as compared to the second quarter of 2020, primarily due to additional gallons sold to the retail and wholesale segments at a fixed margin, which increased from 4.5 cents per gallon to 5.0 cents per gallon in the fourth quarter of 2020.

For the three months ended June 30, 2021, total general, administrative, depreciation and amortization expenses were comparable with those in the comparable prior period.

Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020

GPMP Revenues

For the six months ended June 30, 2021, fuel revenue increased by $1.3 billion compared to the first half of 2020. The increase in fuel revenue was attributable to an increase in gallons sold and an increase in average price compared to the first half of 2020.

For the six months ended June 30, 2021 and 2020, other revenues, net were $0.5 million and $0.4 million, respectively, and primarily related to rental income from certain sites leased to independent dealers.

GPMP Operating Income

Fuel margin increased by $27.3 million for the first half of 2021, as compared to the first half of 2020, primarily due to additional gallons sold to the retail and wholesale segments at a fixed margin, which increased from 4.5 cents per gallon to 5.0 cents per gallon in the fourth quarter of 2020.

For the six months ended June 30, 2021, total general, administrative, depreciation and amortization expenses were comparable with those in the comparable prior period.

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

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$25,573	$32,509	$10,911	$19,652
Interest and other financing expenses, net	11,997	12,513	40,614	19,164
Income tax expense	8,212	2,510	7,490	499
Depreciation and amortization	25,273	16,814	49,515	33,885
EBITDA	71,055	64,346	108,530	73,200
Non-cash rent expense (a)	1,578	1,746	3,349	3,548
Acquisition costs (b)	1,988	882	2,599	2,382
(Gain) loss on disposal of assets and impairment charges (c)	(400)	1,000	975	4,382
Share-based compensation expense (d)	1,488	128	2,514	255
(Income) loss from equity investment (e)	(26)	178	(20)	411
Fuel taxes paid in arrears (f)	—	—	—	1,050
Other (g)	34	269	73	255
Adjusted EBITDA	$75,717	$68,549	$118,020	$85,483

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
(e)
Eliminates our share of (income) loss attributable to our unconsolidated equity investment.
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

In June 2021, we refinanced our credit agreement with M&T Bank to increase the aggregate principal amount of real estate loans to $35.0 million (from $23.2 million, the majority of which was due in December 2021), and added a three-year $20.0 million line of credit for purchases of equipment, of which $17.5 million remained available as of June 30, 2021.

In 2020, we entered into a financing agreement with Ares Capital Management (the “Ares Credit Agreement“), which allowed us to repay our outstanding long-term debt with PNC Bank, National Association (“PNC”) except for the GPMP PNC Term Loan (as defined below), and allowed us to obtain additional financing, which we used to finance acquisitions. Additionally, the Ares financing agreement has a 1% annual amortization, which aids liquidity by limiting the capital required annually to repay this debt.

In October 2020, in connection with the Empire Acquisition, we increased the availability under our Capital One Line of Credit to $500 million from $300 million, which we can seek to increase, subject to obtaining additional financing commitments from lenders or other banks, and subject to certain other terms, up to $700 million, and our line of credit with PNC Bank increased from $110 million to $140 million.

As of June 30, 2021, we were in a strong liquidity position of approximately $509 million, with $229.4 million of cash and $31.8 million of restricted investments as well as approximately $248 million of availability under our lines of credit.  Additionally, this liquidity position currently provides us with adequate funding to satisfy our other contractual and other obligations out of our outstanding cash balances. As of June 30, 2021, we had no outstanding borrowings under our line of credit with PNC Bank, $17.5 million of unused availability under the M&T equipment line of credit and $101 million of unused availability under the Capital One Line of Credit.

To date, we have funded capital expenditures primarily through funds generated from operations, funds received from vendors, sale-leaseback transactions, the issuance of debt and existing cash. Future capital required to finance operations, acquisitions, and raze and remodel stores is expected to come from cash generated by operations, availability under lines of credit, and additional long-term debt as circumstances may dictate. In the future, we currently expect that our capital spending program will be primarily focused on expanding our store base through acquisitions, razing and rebuilding, and remodeling stores, and maintaining our owned properties and equipment, including upgrading all fuel dispensers to be EMV-compliant. The estimated gross cost of these upgrades in 2021 is expected to be approximately $10 million, of which a portion will be offset by fuel supplier incentive programs, and the remainder is expected to be financed with leasing companies. We expect to spend a total of approximately $10 million in subsequent years to upgrade all our fuel dispensers to be EMV-compliant. We do not expect such capital needs to adversely affect liquidity.

Cash Flows for the Six Month Periods Ended June 30, 2021 and 2020

Net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2021 and 2020 were as follows:

	For the Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$59,017	$101,908
Investing activities	(90,281)	(20,664)
Financing activities	(35,339)	34,514
Effect of exchange rates	(1,438)	(15)
Total	$(68,041)	$115,743

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

For the six months ended June 30, 2021, cash flows provided by operating activities was $59.0 million compared to $101.9 million for the first half of 2020. The 2021 decrease was primarily the result of approximately $7.9 million of higher net tax payments, approximately $11.9 million of higher net interest payments, including approximately $5.2 million related to the early redemption of the Bonds (Series C), changes in working capital balances primarily due to greater fuel volumes at a higher average cost in the current year, and the payment of approximately $13.6 million of annual incentives. These increases were partially offset by an increase in Adjusted EBITDA primarily generated from an increase in merchandise contribution at same stores as well as the Empire Acquisition.

In addition, the first half of 2020 benefited from a temporary change to extend payment terms with key merchandise suppliers which increased prior year operating cash flow by approximately $16.0 million.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the six months ended June 30, 2021, cash used in investing activities increased by $69.6 million compared to the first half of 2020. For the six months ended June 30, 2021, we spent $32.6 million for capital expenditures and a net amount of $59.2 million for the ExpressStop Acquisition, after considering the proceeds paid by one of the Real Estate Funds. The proceeds paid from the second Real Estate Fund for the ExpressStop Acquisition of $43.6 million were included in financing activity, reflecting a net cash outflow on the ExpressStop Acquisition of $15.6 million. For the six months ended June 30, 2020, we spent $20.5 million for capital expenditures.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in our line of credit and debt, proceeds from failed sale-leaseback transactions and distributions to non-controlling interests as well as issuance of common and preferred stock.

For the six months ended June 30, 2021, financing activities consisted primarily of net payments of $67.0 million for long-term debt, including the early redemption of the Bonds (Series C), repayments of $4.0 million for financing leases, $3.0 million for dividend payments on the Series A redeemable preferred stock and $4.8 million of issuance costs related to the Merger Transaction, which were offset by $43.6 million in consideration paid by a Real Estate Fund for the ExpressStop Acquisition. For the six months ended June 30, 2020, financing activities consisted primarily of net proceeds of $14.7 million for long-term debt and lines of credit, repayments of $4.2 million for financing leases, net proceeds from the issuance of rights of $11.3 million, investment of non-controlling interest in subsidiary of $19.3 million, buyback of long-term debt of $2.0 million and $4.7 million in distributions to non-controlling interests.

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

Financing agreements with PNC

GPM and certain subsidiaries have a financing agreement with PNC (the “GPM PNC Facility”) to provide term loans as well as a line of credit for purposes of financing working capital (the “PNC Line of Credit”).  The PNC Line of Credit has an aggregate principal amount of up to $140 million.

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

The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the GPM PNC Facility, taking into account the balances of receivables, inventory and letters of credit, among other things.  As of June 30, 2021, $8.0 million of letters of credit were outstanding under the GPM PNC Facility.

GPMP has a term loan with PNC in the total amount of $32.4 million (the “GPMP PNC Term Loan”). The GPMP PNC Term Loan is secured by U.S. Treasury or other investment grade securities equal to approximately 98% of the outstanding principal amount of the GPMP PNC Term Loan.

Financing agreements with M&T Bank

On June 24, 2021 (the “M&T Closing Date”), the Company entered into (i) a Second Amended, Restated and Consolidated Credit Agreement, by and among GPM, certain of its subsidiaries as co-borrowers and M&T Bank (the “M&T Credit Agreement Amendment”) and (ii) a Second Amended and Restated Master Covenant Agreement, by and between GPM and M&T Bank (the “M&T Master Covenant Agreement Amendment”).

The M&T Credit Agreement Amendment amended and restated in its entirety that certain Amended and Restated Consolidated Credit Agreement, dated December 21, 2016, as amended, by and among GPM, M&T Bank and the other parties thereto and (i) added a three-year $20.0 million line of credit for purchases of equipment, which line may be borrowed in tranches, as described below, and (ii) increased the aggregate principal amount of real estate loans thereunder to $35.0 million (the “New Term Loan”) from approximately $23.2 million outstanding as of the M&T Closing Date.  On the M&T Closing Date, GPM refinanced the entirety of the existing $23.2 million of real estate loans, of which $20.0 million was due to mature in December 2021, using the proceeds from the New Term Loan, which GPM drew in its entirety, resulting in approximately $10.7 million in net proceeds to GPM after paying costs and expenses. On the M&T Closing Date, approximately $2.5 million of outstanding equipment loans from M&T Bank were converted to become a part of the $20.0 million line of credit, of which approximately $17.5 million remained available as of the M&T Closing Date and June 30, 2021.

Additionally, the real estate loans, which were originally at fixed interest rates ranging from 3.06% to 5.06% were converted to floating rate loans at LIBOR plus 3.00%.  The real estate loans mature in June 2026 and are payable in monthly installments based on a fifteen-year amortization schedule, with the balance of the loans payable at maturity.  The M&T Credit Agreement Amendment provides that each additional equipment loan tranche will have a three-year term, payable in level monthly payments of principal plus interest, and will accrue a fixed rate of interest equal to M&T Bank’s three-year cost of funds as of the applicable date of such tranche, plus 3.00%.

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

The Capital One Line of Credit bears interest, as elected by GPMP at: (a) LIBOR plus a margin of 2.25% to 3.25% or (b) a rate per annum equal to base rate plus a margin of 1.25% to 2.25%, which is equal to the greatest of (i) Capital One’s prime rate, (ii) the one-month LIBOR plus 1.0%, and (iii) the federal funds rate plus 0.5%, subject to the definitions set in the agreement. The margin is determined according to a formula in the Capital One Line of Credit that depends on GPMP’s leverage. As of June 30, 2021, $0.7 million of letters of credit were outstanding under the Capital One Credit Facility.

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

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. For the majority of our debt, interest is calculated at a fixed margin over LIBOR.  As of June 30, 2021, the interest rate on the full amount of our Capital One Line of Credit was 3.34%, the interest rate on the full amount of the term loans under the Ares Credit Agreement was 5.5%, the interest rate on the full amount of GPMP’s PNC term loan was 0.58% and the interest rate on the full amount of the New Term Loan was 3.1%. The LIBOR interest rate as of June 30, 2021 was very low, therefore, our exposure is not significant.  If our applicable interest rates increase by 1%, then our debt service on an annual basis would increase by approximately $4.9 million.  Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. However, in March 2021, the Ice Benchmark Administration announced that it will continue to publish the U.S. overnight, one-month, three-month, six-month and 12-month LIBOR through at least June 30, 2023.  There is currently no definitive information regarding the future use of LIBOR or a replacement rate. As of June 30, 2021, approximately 99% of our debt bore interest at variable rates.  Most of our credit agreements were entered into in the past three years. Such credit agreements include mechanisms pursuant to which the underlying interest rates will be determined according to an alternative index replacing LIBOR, as customary in the market at such time. Since there is still great uncertainty in the market with respect to the elimination of LIBOR and the potential transition to a replacement rate, the impact of such changes on our future debt repayment obligations, results of operations and financial condition remains uncertain.

Exchange Rate Risk

As of June 30, 2021, and following the early redemption of the Bonds (Series C) which were denominated in New Israeli Shekels (“NIS”), our exposure to unfavorable exchange rate fluctuations between the NIS and the U.S. dollar was minimal.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

Item 1A. Risk Factors

During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, except as described below. We are supplementing those risk factors with the following risk factor:

Labor, raw materials and building supply shortages and price fluctuations in the construction industry could delay or increase the costs of our store remodel program and our maintenance capital expenditures, which could adversely affect our operating results.

We rely on many raw materials and skilled labor for our previously announced store remodel program and our routine maintenance capital expenditures. The construction industry has, from time to time, experienced labor and raw material shortages and has been adversely affected by volatility in global commodity prices. In particular, shortages and fluctuations in the prices for labor, concrete, steel, drywall, lumber or other important raw materials could result in delays in the start or completion of, or increase the cost of, our store remodel program or routine maintenance expenditures, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Exhibit 10.2

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

Exhibit 10.3*

Standby Real Estate Purchase, Designation and Lease Program, dated as of May 3, 2021, by and between GPM Investments, LLC and Oak Street Real Estate Capital Net Lease Property Fund, LP. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 6, 2021 (filed at 4:30 p.m. EDT)).

Exhibit 10.4

Master Supply Agreement, dated as of May 24, 2021, by and between GPM Investments, LLC and Core-Mark International, Inc (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 27, 2021).

Exhibit 10.5

Second Amended, Restated and Consolidated Credit Agreement, dated June 24, 2021, by and among GPM Investments, LLC, and the other borrowers party thereto and M&T Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on June 24, 2021).

Exhibit 10.6

Second Amended and Restated Master Covenant Agreement, dated June 24, 2021, by and between GPM Investments, LLC and M&T Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on June 24, 2021)

Exhibit 31.1

Certification by Arie Kotler, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2021.

Exhibit 31.2

Certification by Donald Bassell, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2021.

Exhibit 32.1

Certification by Arie Kotler, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2021.

Exhibit 32.2

Certification by Donald Bassell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2021.

101

The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

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

Date: August 12, 2021	ARKO Corp.

/s/ Arie Kotler
Arie Kotler
Chairman, President and Chief Executive Officer