Form 10-Q
period 2021-09-30
ARKO Corp.
filed 2021-11-10
CIK 1823794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

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

As of November 10, 2021, the registrant had 124,427,805 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

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
•
we may be unable to successfully integrate the acquired operations or otherwise realize the expected benefits from our acquisitions;
•
our future growth depends on our ability to successfully implement our organic growth strategy, a major part of which consists of remodeling our convenience stores;
•
significant changes in the current consumption of and regulations related to tobacco and nicotine products;
•
changes in the wholesale prices of motor fuel;
•
significant changes in demand for fuel-based modes of transportation;
•
we operate in a highly competitive industry characterized by low entry barriers;
•
negative events or developments associated with branded motor fuel suppliers;
•
we depend on five principal suppliers for the majority of our gross fuel purchases and two principal suppliers for merchandise;
•
a portion of our revenue is generated under fuel supply agreements with independent dealers that must be renegotiated or replaced periodically;
•
the retail sale, distribution and storage of motor fuels is subject to environmental protection and operational safety laws and regulations that may expose us or our customers to significant costs and liabilities;
•
business disruption and related risks resulting from the outbreak of COVID-19 and variants of the virus;
•
failure to comply with applicable laws and regulations;
•
the loss of key senior management personnel or the failure to recruit or retain qualified personnel;
•
unfavorable weather conditions;
•
payment-related risks that may result in higher operating costs or the inability to process payments;
•
we may be held liable for fraudulent credit card transactions on our fuel dispensers;
•
significant disruptions of information technology systems or breaches of data security;
•
laws, regulations, standards, and contractual obligations related to data privacy and security regulations, and our actual or perceived failure to comply with such obligations;
•
if we fail to adequately secure, maintain, and enforce our intellectual property rights;

•
if third parties claim that we infringe upon their intellectual property rights;
•
we depend on third-party transportation providers for the transportation of all of our motor fuel;
•
our operations present risks which may not be fully covered by insurance;
•
labor, raw materials and building supply shortages and price fluctuations in the construction industry could delay or increase the costs of our store remodel program and our maintenance capital expenditures;
•
our variable rate debt;
•
our credit facilities have substantial restrictions and financial covenants;
•
the proposed phase out of the London Interbank Offered Rate (“LIBOR”);
•
we incur significant expenses and administrative burdens as a public company;
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

Item 1. Financial Statements

ARKO Corp.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$275,185	$293,666
Restricted cash with respect to bonds	—	1,230
Restricted cash	14,920	16,529
Trade receivables, net	66,182	46,940
Inventory	189,026	163,686
Other current assets	93,515	87,355
Total current assets	638,828	609,406
Non-current assets:
Property and equipment, net	531,864	491,513
Right-of-use assets under operating leases	959,675	961,561
Right-of-use assets under financing leases, net	197,377	198,317
Goodwill	188,636	173,937
Intangible assets, net	201,318	218,132
Restricted investments	31,825	31,825
Non-current restricted cash with respect to bonds	—	1,552
Equity investment	2,809	2,715
Deferred tax asset	37,382	40,655
Other non-current assets	18,716	10,196
Total assets	$2,808,430	$2,739,809
Liabilities
Current liabilities:
Long-term debt, current portion	$10,028	$40,988
Accounts payable	180,677	155,714
Other current liabilities	122,700	133,637
Operating leases, current portion	51,522	48,878
Financing leases, current portion	6,957	7,834
Total current liabilities	371,884	387,051
Non-current liabilities:
Long-term debt, net	679,560	708,802
Asset retirement obligation	56,450	52,964
Operating leases	977,639	973,695
Financing leases	230,677	226,440
Deferred tax liability	356	2,816
Other non-current liabilities	151,286	96,621
Total liabilities	2,467,852	2,448,389
Commitments and contingencies - see Note 11
Series A redeemable preferred stock (no par value) - authorized: 1,000 shares; issued and outstanding: 1,000 and 1,000 shares, respectively; redemption value: $100,000 and $100,000, in the aggregate respectively	100,000	100,000
Shareholders' equity:
Common stock (par value $0.0001) - authorized: 400,000 shares; issued and outstanding: 124,428 and 124,132 shares, respectively	12	12
Additional paid-in capital	214,895	212,103
Accumulated other comprehensive income	9,119	9,119
Retained earnings (deficit)	16,664	(29,653)
Total shareholders' equity	240,690	191,581
Non-controlling interest	(112)	(161)
Total equity	240,578	191,420
Total liabilities, redeemable preferred stock and equity	$2,808,430	$2,739,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Fuel revenue	$1,580,359	$539,938	$4,144,069	$1,510,491
Merchandise revenue	434,652	403,665	1,220,298	1,119,041
Other revenues, net	20,012	16,475	64,826	44,701
Total revenues	2,035,023	960,078	5,429,193	2,674,233
Operating expenses:
Fuel costs	1,459,664	462,373	3,819,571	1,279,067
Merchandise costs	301,533	290,856	866,239	814,524
Store operating expenses	164,432	131,780	464,038	386,633
General and administrative expenses	32,696	25,403	91,270	64,823
Depreciation and amortization	22,031	16,171	71,546	50,056
Total operating expenses	1,980,356	926,583	5,312,664	2,595,103
Other (income) expenses, net	(56)	1,381	2,811	7,290
Operating income	54,723	32,114	113,718	71,840
Interest and other financial income	2,937	239	4,613	980
Interest and other financial expenses	(17,365)	(10,500)	(59,655)	(30,405)
Income before income taxes	40,295	21,853	58,676	42,415
Income tax expense	(4,795)	(4,672)	(12,285)	(5,171)
Income (loss) from equity investment	85	(24)	105	(435)
Net income	$35,585	$17,157	$46,496	$36,809
Less: Net income attributable to non-controlling interests	51	7,469	179	15,682
Net income attributable to ARKO Corp.	$35,534	$9,688	$46,317	$21,127
Series A redeemable preferred stock dividends	(1,449)		(4,285)
Net income attributable to common shareholders	$34,085		$42,032
Net income per share attributable to common shareholders - basic	$0.27	$0.14	$0.34	$0.31
Net income per share attributable to common shareholders - diluted	$0.25	$0.14	$0.31	$0.31
Weighted average shares outstanding:
Basic	124,428	71,390	124,406	69,221
Diluted	133,925	71,390	125,354	69,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$35,585	$17,157	$46,496	$36,809
Other comprehensive income:
Foreign currency translation adjustments	—	479	—	474
Total other comprehensive income	—	479	—	474
Comprehensive income	$35,585	$17,636	$46,496	$37,283
Less: Comprehensive income attributable to non-controlling interests	51	7,469	179	15,682
Comprehensive income attributable to ARKO Corp.	$35,534	$10,167	$46,317	$21,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Changes in Equity

(Unaudited, in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings	Total Shareholders'	Non- Controlling	Total
	Shares	Par Value	Capital	Income	(Deficit)	Equity	Interests	Equity
Balance at July 1, 2020	71,384	$7	$115,514	$4,439	$(31,924)	$88,036	$152,790	$240,826
Share-based compensation	—	—	132	—	—	132	—	132
Conversion of convertible bonds	23	—	108	—	—	108	—	108
Distributions to non-controlling interests	—	—	—	—	—	—	(2,359)	(2,359)
Other comprehensive income	—	—	—	479	—	479	—	479
Net income	—	—	—	—	9,688	9,688	7,469	17,157
Balance at September 30, 2020	71,407	$7	$115,754	$4,918	$(22,236)	$98,443	$157,900	$256,343

Balance at July 1, 2021	124,428	$12	$214,781	$9,119	$(18,870)	$205,042	$(153)	$204,889
Share-based compensation	—	—	1,613	—	—	1,613	—	1,613
Transactions with non-controlling interests	—	—	(50)	—	—	(50)	50	—
Distributions to non-controlling interests	—	—	—	—	—	—	(60)	(60)
Dividends on redeemable preferred stock	—	—	(1,449)	—	—	(1,449)	—	(1,449)
Net income	—	—	—	—	35,534	35,534	51	35,585
Balance at September 30, 2021	124,428	$12	$214,895	$9,119	$16,664	$240,690	$(112)	$240,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Changes in Equity (cont'd)

(Unaudited, in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings	Total Shareholders'	Non- Controlling	Total
	Shares	Par Value	Capital	Income	(Deficit)	Equity	Interests	Equity
Balance at January 1, 2020	65,541	$6	$104,686	$4,444	$(43,363)	$65,773	$129,117	$194,890
Share-based compensation	—	—	387	—	—	387	—	387
Vesting and exercise of restricted share units	88	—	—	—	—	—	—	—
Conversion of convertible bonds	29	—	134	—	—	134	—	134
Issuance of rights	5,749	1	11,324	—	—	11,325	—	11,325
Transactions with non-controlling interests	—	—	(777)	—	—	(777)	20,194	19,417
Distributions to non-controlling interests	—	—	—	—	—	—	(7,093)	(7,093)
Other comprehensive income	—	—	—	474	—	474	—	474
Net income	—	—	—	—	21,127	21,127	15,682	36,809
Balance at September 30, 2020	71,407	$7	$115,754	$4,918	$(22,236)	$98,443	$157,900	$256,343

Balance at January 1, 2021	124,132	$12	$212,103	$9,119	$(29,653)	$191,581	$(161)	$191,420
Share-based compensation	—	—	4,127	—	—	4,127	—	4,127
Transactions with non-controlling interests	—	—	(50)	—	—	(50)	50	—
Distributions to non-controlling interests	—	—	—	—	—	—	(180)	(180)
Dividends on redeemable preferred stock	—	—	(4,285)	—	—	(4,285)	—	(4,285)
Issuance of shares	296	—	3,000	—	—	3,000	—	3,000
Net income	—	—	—	—	46,317	46,317	179	46,496
Balance at September 30, 2021	124,428	$12	$214,895	$9,119	$16,664	$240,690	$(112)	$240,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$46,496	$36,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,546	50,056
Deferred income taxes	3,910	2,986
Loss on disposal of assets and impairment charges	1,898	5,565
Foreign currency (gain) loss	(1,176)	436
Amortization of deferred financing costs, debt discount and premium	1,423	2,431
Amortization of deferred income	(7,102)	(5,998)
Accretion of asset retirement obligation	1,266	1,010
Non-cash rent	4,773	5,175
Charges to allowance for credit losses	450	74
(Income) loss from equity investment	(105)	435
Share-based compensation	4,127	387
Fair value adjustment of financial assets and liabilities	9,237	—
Other operating activities, net	727	(496)
Changes in assets and liabilities:
(Increase) decrease in trade receivables	(19,692)	1,740
(Increase) decrease in inventory	(17,733)	11,588
Increase in other assets	(10,048)	(6,647)
Increase (decrease) in accounts payable	25,161	(2,372)
Increase in other current liabilities	3,493	17,058
Decrease in asset retirement obligation	(128)	(159)
Increase in non-current liabilities	1,024	6,420
Net cash provided by operating activities	$119,547	$126,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from investing activities:
Purchase of property and equipment	$(48,123)	$(28,753)
Purchase of intangible assets	(222)	(30)
Proceeds from sale of property and equipment	36,685	438
Business acquisitions, net of cash	(93,527)	(320)
Loans to equity investment	—	(189)
Net cash used in investing activities	(105,187)	(28,854)
Cash flows from financing activities:
Lines of credit, net	$—	$(83,063)
Repayment of related-party loans	—	(4,517)
Buyback of long-term debt	—	(1,995)
Receipt of long-term debt, net	41,366	159,507
Repayment of debt	(105,291)	(56,161)
Principal payments on financing leases	(6,050)	(6,143)
Proceeds from failed sale-leaseback	43,569	—
Proceeds from issuance of rights, net	—	11,332
Investment of non-controlling interest in subsidiary	—	19,325
Payment of Merger Transaction issuance costs	(4,764)	—
Dividends paid on redeemable preferred stock	(4,442)	—
Distributions to non-controlling interests	(180)	(7,093)
Net cash (used in) provided by financing activities	(35,792)	31,192
Net (decrease) increase in cash and cash equivalents and restricted cash	(21,432)	128,836
Effect of exchange rate on cash and cash equivalents and restricted cash	(1,440)	282
Cash and cash equivalents and restricted cash, beginning of period	312,977	52,763
Cash and cash equivalents and restricted cash, end of period	$290,105	$181,881
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of period	$293,666	32,117
Restricted cash, beginning of period	16,529	14,423
Restricted cash with respect to bonds, beginning of period	2,782	6,223
Cash and cash equivalents and restricted cash, beginning of period	$312,977	$52,763
Cash and cash equivalents, end of period	$275,185	$165,785
Restricted cash, end of period	14,920	13,950
Restricted cash with respect to bonds, end of period	—	2,146
Cash and cash equivalents and restricted cash, end of period	$290,105	$181,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Supplementary cash flow information:
Cash received for interest	$403	$887
Cash paid for interest	42,549	27,040
Cash received for taxes	176	864
Cash paid for taxes	12,246	708
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	$4,900	$5,034
Purchases of equipment in accounts payable and accrued expenses	4,345	5,471
Purchase of property and equipment under leases	26,333	4,057
Disposals of leases of property and equipment	4,121	3,831
Issuance of shares	3,000	—
Receipt of related-party receivable payment offset by related-party loan payments	—	7,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

ARKO Corp. (the “Company”) is a Delaware corporation whose common stock, par value $0.0001 per share (“common stock”) and publicly-traded warrants were registered to trade on the Nasdaq Stock Market (“Nasdaq”) on December 22, 2020 and commenced trading on December 23, 2020. The Company’s common stock is also listed on the Tel Aviv Stock Exchange (“TASE”); however, the Company has initiated delisting procedures and currently expects that the common stock will cease trading on the TASE during the first quarter of 2022. Following the delisting of the Company’s common stock on the TASE, the Company’s common stock will continue to be listed on Nasdaq and the Company’s common stock now traded on the TASE is expected to be transferred to Nasdaq where they can continue to be traded.

On September 8, 2020, the Company (then a newly-formed company) entered into a business combination agreement, as amended on November 18, 2020 (the “Merger Agreement”), together with Arko Holdings Ltd. (“Arko Holdings”), Haymaker Acquisition Corp. II, a Delaware corporation and special purpose acquisition company (“Haymaker”), and additional newly-formed wholly owned subsidiaries of Haymaker that were formed in order to enable the consummation of the merger transaction (the “Merger Transaction”). Arko Holdings is a corporation incorporated in Israel, whose securities were listed on the Tel Aviv Stock Exchange prior to the consummation of the Merger Transaction and which held a majority of the outstanding equity of GPM Investments, LLC, a Delaware limited liability company (“GPM”). On December 22, 2020, the Merger Transaction was consummated (the “Merger Closing Date”), following which Arko Holdings and Haymaker became wholly owned subsidiaries of the Company.

The Company’s operations are primarily performed by its subsidiary, GPM, which became an indirect wholly owned subsidiary upon consummation of the Merger Transaction. GPM is engaged directly and through fully owned and controlled subsidiaries (directly or indirectly) in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations, and in wholesale activity, which includes the supply of fuel to gas stations operated by third parties. As of September 30, 2021, GPM’s activity included the self-operation of 1,379 sites and the supply of fuel to 1,674 gas stations operated by external operators (dealers), throughout 33 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

The Company has three reporting segments: retail, wholesale, and GPMP. Refer to Note 10 below for further information with respect to the segments.

Accounting Treatment of the Merger Transaction

The Merger Transaction was accounted for as a reverse recapitalization. For accounting purposes, Haymaker was treated as the acquired company and Arko Holdings was considered the accounting acquirer. The Merger Transaction was treated as the equivalent of Arko Holdings’ issuing stock in exchange for the net assets of Haymaker, accompanied by a recapitalization. The net assets of Arko Holdings and Haymaker were stated at historical cost. No goodwill or intangible assets were recorded in connection with the Merger Transaction.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements as of September 30, 2021 and for the three and nine month periods ended September 30, 2021 and 2020 (“interim financial statements”) are unaudited and have been prepared in accordance with GAAP for interim financial information and Regulation S-X set forth by the Securities and Exchange Commission for interim reporting. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying interim financial statements. However, they do not include all of the information and disclosures required by GAAP for complete financial statements. Therefore, the interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “annual financial statements”).

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

Fuel revenue and fuel costs included fuel taxes of $275.9 million, $131.6 million, $761.1 million, and $348.7 million for the three and nine months ended September 30, 2021 and 2020, respectively.

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

3. Acquisitions

ExpressStop Acquisition

On May 18, 2021, the Company acquired, in conjunction with two U.S. real estate funds that are unrelated third parties (each a “Real Estate Fund,” collectively the “Real Estate Funds”), 60 self-operated convenience stores and gas stations located in the Midwestern U.S. for consideration of approximately $86 million plus the value of inventory and cash in stores on the closing date (the “ExpressStop Acquisition”). The Company financed its share of the consideration from its own sources and the Real Estate Funds paid the purchase price for the seller’s real estate they acquired as described below.

At the closing of the transaction, (i) the Company purchased and assumed, among other things, certain vendor agreements, fee simple ownership in 10 sites, equipment in the sites, inventory and goodwill with regard to the acquired activity; and (ii) in accordance with agreements between the Company and each of the Real Estate Funds, in consideration of approximately $78 million, the Real Estate Funds purchased the fee simple ownership in 44 of the sites, which are leased to the Company under customary lease terms. One of the Real Estate Funds granted the Company an option to purchase the fee simple ownership in 24 of the sites following an initial four-year period for a purchase price agreed upon between the parties. The accounting treatment for the transaction with this Real Estate Fund was treated as a failed sale-leaseback and resulted in recording a financial liability of approximately $43.6 million. The accounting treatment for the transaction with the other Real Estate Fund which purchased 20 of the sites was treated as a sale-leaseback and the Company recorded right-of-use assets of approximately $28.1 million and operating lease liabilities of approximately $30.0 million in connection therewith. Upon closing of the transaction, the Company’s net cash outlay was approximately $15.6 million.

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

Acquisition-related costs amounting to approximately $0.7 million and $2.4 million have been excluded from the consideration transferred and have been recognized as an expense within the other (income) expenses, net line in the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2021, respectively. No acquisition-related costs were recognized for the three and nine month periods ended September 30, 2020.

Results of operations for the ExpressStop Acquisition for the period subsequent to the acquisition closing date were reflected in the condensed consolidated statement of operations for the three and nine month periods ended September 30, 2021. For the period from the acquisition closing date through September 30, 2021, the Company recognized $81.2 million in revenues and $3.2 million in net income related to the ExpressStop Acquisition. For the three months ended September 30, 2021, the Company recognized $55.0 million in revenues and $2.4 million in net income related to the ExpressStop Acquisition.

Empire Acquisition

On October 6, 2020, the Company consummated the acquisition of the business of Empire Petroleum Partners, LLC, comprising the wholesale business of supplying fuel, which included 1,453 gas stations operated by others (dealers) and 84 self-operated convenience stores and gas stations (the “Empire Acquisition”). In the third quarter of 2021, the Company finalized the accounting treatment of the Empire Acquisition, including the valuation of some of the assets acquired and the goodwill resulting from the acquisition. As a result, the Company primarily reduced property and equipment by approximately $14.7 million, reduced the option to acquire ownership rights by $2.8 million and increased the deferred tax asset by approximately $2.9 million. The adjustments to the assets acquired resulted in an increase in goodwill of approximately $14.6 million, all of which was allocated to the GPMP segment. These adjustments resulted in a reduction in depreciation and amortization expenses recorded by approximately $2.3 million, of which approximately $0.8 million related to amounts recorded for the year ended December 31, 2020.

4. Debt

The components of debt were as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Bonds (Series C)	$—	$76,582
PNC term loans	32,377	32,354
M&T debt	44,460	27,898
Ares term loan	214,780	215,433
Insurance premium notes	3,038	3,488
Capital One line of credit	394,933	394,035
Total debt, net	$689,588	$749,790
Less current portion	(10,028)	(40,988)
Total long-term debt, net	$679,560	$708,802

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

Ares Credit Agreement

On March 30, 2021, GPM entered into an amendment to its credit agreement (the “Ares Credit Agreement”) with Ares Capital Corporation (“Ares”) to adjust the interest rate effective from and after March 1, 2021, by (A) reducing the applicable margin for the term loan facility by 0.125% and (B) reducing the LIBOR Rate (as defined in the credit agreement) to be not less than 1.0%, such that following these changes, effective March 1, 2021, the term loan facility bears interest, as elected by GPM, at (a) a rate per annum equal to the Ares alternative base rate (“ABR”) plus a margin of 3.50%, or (b) the LIBOR Rate (not less than 1.0%) plus a margin of 4.50%.

On April 30, 2021, GPM entered into a sixth amendment (the “Sixth Amendment”) to the Ares Credit Agreement. The Sixth Amendment amended the Ares Credit Agreement as follows: the definition of Consolidated EBITDA was amended to increase the amount of fees, expenses and other charges related to Permitted Acquisitions (as defined in the Ares Credit Agreement) that can be added back when calculating Consolidated EBITDA; the definition of Consolidated Total Debt was amended to increase the amount of GPM’s cash and cash equivalents on hand deducted from GPM’s indebtedness when calculating Consolidated Total Debt; various changes were made to facilitate potential new equipment and real estate financings from M&T Bank; certain permitted debt baskets were increased to allow GPM to have more flexibility in its operations and the financial statement and budget delivery requirements were updated primarily to reflect GPM’s ownership of GPMP.

On October 21, 2021, the Company repaid its full obligation under the Ares Credit Agreement with the proceeds from the Senior Notes offering described below and terminated the Ares Credit Agreement.

PNC Credit Agreement

On October 14, 2021, GPM entered into a fifth amendment to its credit agreement, dated February 28, 2020, by and among GPM, and certain of its subsidiaries as borrowers and guarantors, the lenders from time to time party thereto and PNC Bank, National Association, as lender and as agent (as amended, the “PNC Credit Agreement”), which became effective from the closing of the Senior Notes offering. This fifth amendment (i) permitted the Company to issue the Senior Notes and GPM and certain of the other guarantors to guarantee the Senior Notes, (ii) modified certain of the covenants, including the indebtedness covenant, investment covenant, restricted payments covenant and payment of junior indebtedness covenant, in connection with permitting the Senior Notes and the transactions related to the offering, issuance and sale of the Senior Notes, (iii) removed references to the Ares Credit Agreement and (iv) limited the collateral granted as security under the PNC Credit Agreement to a first priority lien on only receivables, inventory and deposit accounts. The Company did not incur additional debt or receive any proceeds in connection with this fifth amendment.

M&T Bank Credit Agreement

On June 24, 2021 (the “M&T Closing Date”), GPM entered into (i) a Second Amended, Restated and Consolidated Credit Agreement, by and among GPM, certain of its subsidiaries as co-borrowers and M&T Bank (the “A&R M&T Credit Agreement”) and (ii) a Second Amended and Restated Master Covenant Agreement, by and between GPM and M&T Bank (the “A&R M&T Master Covenant Agreement”).

The A&R M&T Credit Agreement amended and restated in its entirety that certain Amended and Restated Consolidated Credit Agreement, dated December 21, 2016, as amended, by and among GPM, M&T Bank and the other parties thereto and (i) added a three-year $20.0 million line of credit for purchases of equipment, which line may be borrowed in tranches, as described below, and (ii) increased the aggregate principal amount of real estate loans thereunder to $35.0 million (the “New Term Loan”) from approximately $23.2 million outstanding as of the M&T Closing Date. On the M&T Closing Date, GPM refinanced the entirety of the existing $23.2 million of real estate loans, of which $20.0 million was due to mature in December 2021, using the proceeds from the New Term Loan, which GPM drew in its entirety, resulting in approximately $10.7 million in net proceeds to GPM after paying costs and expenses. On the M&T Closing Date, approximately $2.5 million of outstanding equipment loans from M&T Bank were converted to become a part of the $20.0 million line of credit, of which approximately $17.5 million remained available as of the M&T Closing Date and approximately $12.3 million remained available as of September 30, 2021.

Additionally, the real estate loans, which were originally at fixed interest rates ranging from 3.06% to 5.06% were converted to floating rate loans at LIBOR plus 3.00%, and the fixed interest rate on the currently outstanding equipment loan increased from 3.55% to 3.58%. The real estate loans mature in June 2026 and are payable in monthly installments based on a fifteen-year amortization schedule, with the balance of the loans payable at maturity. The A&R M&T Credit Agreement provides that each additional equipment loan tranche will have a three-year term, payable in level monthly payments of principal plus interest, and will accrue a fixed rate of interest equal to M&T Bank’s three-year cost of funds as of the applicable date of such tranche, plus 3.00%. The real estate loans and equipment loans are both secured by the real property and equipment acquired with the proceeds of such loans. The A&R M&T Credit Agreement contains customary affirmative and negative covenants, including that the borrowers do not encumber the collateral subject to the applicable loans under the A&R M&T Credit Agreement.

The A&R M&T Master Covenant Agreement amended and restated the covenants contained in the Amended and Restated M&T Master Covenant Agreement dated November 5, 2020, as amended, in each case in respect of the loans under the A&R M&T Credit Agreement.

On October 14, 2021, GPM entered into an amendment to each of the A&R M&T Credit Agreement and the A&R M&T Master Covenant Agreement (the “M&T Credit Amendments”). The M&T Credit Amendments (i) permitted the Company to issue the Senior Notes and GPM and certain of the other guarantors to guarantee the Senior Notes, (ii) modified and introduced certain definitions in connection with permitting the Senior Notes and the transactions related to the offering, issuance and sale of the Senior Notes and (iii) removed references to the Ares Credit Agreement.

Senior Notes Offering

On October 21, 2021, the Company completed a private offering of $450 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”), pursuant to a note purchase agreement dated October 14, 2021, by and among the Company, certain of the Company’s wholly owned domestic subsidiaries (the “Guarantors”), and BofA Securities, Inc., as representative of the several initial purchasers named therein. The Senior Notes are guaranteed, on an unsecured senior basis, by all of the Guarantors.

The Company used the net proceeds from the issuance and sale of the Senior Notes to repay in full the approximately $223 million of outstanding obligations under the Ares Credit Agreement, repay $200 million of the outstanding obligations under the Capital One line of credit and intends to use the remaining proceeds for general corporate purposes. The indenture governing the Senior Notes contains customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, (vii) effect mergers and (viii) incur indebtedness.

The Senior Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ respective existing and future senior unsubordinated indebtedness and are effectively subordinated to all of the Company’s and the Guarantors’

existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated to any existing and future obligations of subsidiaries of the Company that are not Guarantors.

5. Leases

As of September 30, 2021, the Company leased 1,169 of the convenience stores that it operates, 159 dealer locations and certain office spaces in the U.S., including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years each. Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges, store lighting and fuel dispensers.

Under ASC 842, the components of lease cost recorded on the condensed consolidated statements of operations were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$3,390	$3,098	$10,117	$9,446
Interest on lease liabilities	4,348	4,275	13,168	12,960
Operating lease costs included in store operating expenses	32,709	26,590	97,534	80,429
Operating lease costs included in general and administrative expenses	425	337	1,279	984
Lease cost related to variable lease payments, short-term leases and leases of low value assets	674	334	1,507	654
Right-of-use asset impairment charges	507	501	1,030	1,430
Total lease costs	$42,053	$35,135	$124,635	$105,903

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

Additionally, a non-employee director may receive RSUs in lieu of up to 100% of his or her cash fees, which RSUs will be settled in common stock upon the director’s departure from the Board or an earlier change in control. There were 89,570 RSUs issued to non-employee directors outstanding at September 30, 2021.

The following table summarizes share activity related to stock options and restricted stock units:

	Stock Options	Restricted Stock Units
	(in thousands)
Options Outstanding/Nonvested RSUs, December 31, 2020	—	—
Granted	126	1,600
Options Exercised/RSUs released	—	(90)
Forfeited	—	—
Options Outstanding/Nonvested RSUs, September 30, 2021	126	1,510

The following table summarizes the stock options granted in 2021:

Weighted average fair value	$9.60
Weighted average exercise price	$10.00
Remaining average contractual term (years)	9.5

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes option pricing model. The following table summarizes the assumptions utilized in the valuation of the stock option awards granted in 2021:

Expected dividend rate	0.0%
Expected stock price volatility	28.8%
Risk-free interest rate	1.6%
Expected term of options (years)	10.0

The expected stock price volatility is based on the historical volatility of the Company’s peer group’s stock price. The volatilities are estimated for a period of time equal to the expected term of the related option. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is determined by considering the contractual terms, vesting schedule and expectations of future employee behavior. All of the stock option awards were out of the money as of September 30, 2021.

The weighted average grant date fair value of time-vested RSUs granted in March 2021 was $9.60 with a grant date fair value of $8.3 million and vesting over 2.4 years as of September 30, 2021.

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

Total compensation cost recorded for employees, non-employees and members of the Board for the three and nine months ended September 30, 2021 and 2020 was $1.6 million, $0.1 million, $4.1 million and $0.4 million, respectively, and included in general and administrative expenses on the condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, total unrecognized compensation cost related to unvested shares, stock options and RSUs granted was approximately $12.3 million and $0.6 million, respectively.

8. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income available to common stockholders	$34,085	$9,688	$42,032	$21,127
Dividends on redeemable preferred stock	1,449	—	—	—
Change in fair value of Ares Put Option	(2,578)	—	(2,899)	—
Net income available to common stockholders after assumed conversions	$32,956	$9,688	$39,133	$21,127

Weighted average common shares outstanding — Basic	124,428	71,390	124,406	69,221
Effect of dilutive securities:
Restricted share units	234	—	170	—
Ares warrants	—	—	6	—
Ares Put Option	930	—	772	—
Redeemable preferred stock	8,333	—	—	—
Weighted average common shares outstanding — Diluted	133,925	71,390	125,354	69,221
Net income per share available to common stockholders — Basic	$0.27	$0.14	$0.34	$0.31
Net income per share available to common stockholders — Diluted	$0.25	$0.14	$0.31	$0.31

The following potential shares of common stock have been excluded from the computation of diluted earnings per share because their effect would have been antidilutive:

	As of September 30,
	2021	2020
	(in thousands)
Public and Private warrants	17,333	—
Stock options	126	—
Ares warrants	1,100	—
Restricted share units	—	96
Convertible bonds (par value)	—	20

The effect of the potential shares of common stock related to the redeemable preferred stock was antidilutive for the nine month period ended September 30, 2021.

9. Fair Value Measurements and Financial Instruments

The fair value of cash and cash equivalents, restricted cash and investments, and restricted cash with respect to bonds, trade receivables, accounts payable and other current liabilities approximated their carrying values as of September 30, 2021 and December 31, 2020 primarily due to the short-term maturity of these instruments. The fair value of the long-term debt approximated their carrying values as of September 30, 2021 and December 31, 2020 due to the frequency with which interest rates are reset based on changes in prevailing interest rates.

The Bonds (Series C) were presented in the condensed consolidated balance sheets at amortized cost. The fair value of the Bonds (Series C) was $80.6 million as of December 31, 2020. The fair value measurements were classified as Level 1.

The contingent consideration from the acquisition of the Empire business is measured at fair value at the end of each reporting period and amounted to $6.0 million and $7.4 million as of September 30, 2021 and December 31, 2020, respectively. The fair value methodology for the contingent consideration liability is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. Approximately $1.7 million and $1.4 million of income were recorded in the condensed consolidated statements of operations for the change in the fair value of the contingent consideration for the three and nine months ended September 30, 2021, respectively, primarily as a component of other (income) expenses, net.

The Public Warrants (as defined in Note 14) are measured at fair value at the end of each reporting period and amounted to $29.1 million and $18.1 million as of September 30, 2021 and December 31, 2020, respectively. The fair value methodology for the Public Warrants is categorized as Level 1. Approximately $2.5 million and $10.9 million was recorded as a component of interest and other financial expenses in the condensed consolidated statements of operations for the change in the fair value of the Public Warrants for the three and nine months ended September 30, 2021, respectively.

The Private Warrants (as defined in Note 14) are measured at fair value at the end of each reporting period and amounted to $9.1 million and $6.7 million as of September 30, 2021 and December 31, 2020, respectively. The fair value methodology for the Private Warrants is categorized as Level 2 because certain inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Private Warrants have been recorded at fair value based on a Black-Scholes option pricing model with the following material assumptions based on observable and unobservable inputs:

September 30, 2021
Expected term (in years)	4.23
Volatility	32.2%
Risk-free interest rate	0.81%
Strike price	$11.50

Approximately $1.0 million and $2.4 million was recorded as a component of interest and other financial expenses in the condensed consolidated statements of operations for the change in the fair value of the Private Warrants for the three and nine months ended September 30, 2021, respectively.

The Deferred Shares (as defined in Note 14) are measured at fair value at the end of each reporting period and amounted to $1.8 million and $1.6 million as of September 30, 2021 and December 31, 2020, respectively. The fair value methodology for the Deferred Shares categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

September 30, 2021
Expected term (in years)	5.67
Volatility	33.5%
Risk-free interest rate	1.09%
Stock price	$10.10

Approximately $0.2 million was recorded as a component of interest and other financial expenses in the condensed consolidated statements of operations for the change in the fair value of the Deferred Shares for each of the three and nine months ended September 30, 2021.

On the Merger Closing Date, the Company entered into an agreement with Ares and certain of its affiliates (the “Ares Put Option”), which generally guarantees Ares a value of approximately $27.3 million at the end of February 2023 for the shares of common stock that the Company issued in consideration for its acquisition of equity in GPM. The Ares Put Option is measured at fair value at the end of each reporting period and amounted to $6.9 million and $9.8 million as of September 30, 2021 and December 31, 2020, respectively. The fair value methodology for the Ares Put Option is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Ares Put Option has been recorded at its fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

September 30, 2021
Expected term (in years)	1.41
Volatility	28.8%
Risk-free interest rate	0.17%
Strike price	$12.935

Approximately $2.6 million and $2.9 million was recorded as a component of interest and other financial income in the condensed consolidated statements of operations for the change in the fair value of the Ares Put Option for the three and nine months ended September 30, 2021, respectively.

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

The GPMP segment includes GPM Petroleum LP (“GPMP”) and primarily includes the sale and supply of fuel to GPM and its subsidiaries that sell fuel (both in the Retail and Wholesale segments) at GPMP’s cost of fuel (currently including taxes and certain transportation costs) plus a fixed margin (4.5 cents per gallon prior to October 1, 2020 and 5.0 cents per gallon thereafter) and the supply of fuel to a small number of independent outside operators and bulk purchasers.

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

With the exception of goodwill, assets and liabilities relevant to the reportable segments are not assigned to any particular segment, but rather, managed at the consolidated level. All segment revenues were generated from sites within the U.S. and substantially all of the Company's assets were within the U.S.

Inter-segment transactions primarily included the distribution of fuel by GPMP to GPM and its subsidiaries that sell fuel (both in the Retail and Wholesale segments). The effect of these inter-segment transactions was eliminated in the condensed consolidated financial statements.

	Retail	Wholesale	GPMP	All Other	Total
For the Three Months Ended September 30, 2021	(in thousands)
Revenues
Fuel revenue	$847,869	$730,847	$1,643	$—	$1,580,359
Merchandise revenue	434,652	—	—	—	434,652
Other revenues, net	14,488	5,275	287	—	20,050
Total revenues from external customers	1,297,009	736,122	1,930	—	2,035,061
Inter-segment	—	—	1,217,622	317	1,217,939
Total revenues from reportable segments	1,297,009	736,122	1,219,552	317	3,253,000
Operating income	75,285	5,837	24,593	317	106,032
Interest and financial expenses, net			(3,894)	—	(3,894)
Income tax expense				(55)	(55)
Income from equity investment				85	85
Net income from reportable segments					$102,168

For the Three Months Ended September 30, 2020
Revenues
Fuel revenue	$506,418	$32,468	$1,052	$—	$539,938
Merchandise revenue	403,665	—	—	—	403,665
Other revenues, net	13,860	2,409	245	—	16,514
Total revenues from external customers	923,943	34,877	1,297	—	960,117
Inter-segment	—	—	352,363	335	352,698
Total revenues from reportable segments	923,943	34,877	353,660	335	1,312,815
Operating income	62,221	1,674	9,360	335	73,590
Interest and financial expenses, net			(745)	(184)	(929)
Income tax expense				(54)	(54)
Loss from equity investment				(24)	(24)
Net income from reportable segments					$72,583

	Retail	Wholesale	GPMP	All Other	Total
For the Nine Months Ended September 30, 2021	(in thousands)
Revenues
Fuel revenue	$2,192,889	$1,946,856	$4,324	$—	$4,144,069
Merchandise revenue	1,220,298	—	—	—	1,220,298
Other revenues, net	48,717	15,426	806	—	64,949
Total revenues from external customers	3,461,904	1,962,282	5,130	—	5,429,316
Inter-segment	—	—	3,130,015	951	3,130,966
Total revenues from reportable segments	3,461,904	1,962,282	3,135,145	951	8,560,282
Operating income	186,847	14,137	68,326	951	270,261
Interest and financial expenses, net			(11,594)	—	(11,594)
Income tax expense				(166)	(166)
Income from equity investment				105	105
Net income from reportable segments					$258,606

For the Nine Months Ended September 30, 2020
Revenues
Fuel revenue	$1,424,823	$82,687	$2,981	$—	$1,510,491
Merchandise revenue	1,119,041	—	—	—	1,119,041
Other revenues, net	39,175	4,999	639	—	44,813
Total revenues from external customers	2,583,039	87,686	3,620	—	2,674,345
Inter-segment	—	—	961,666	2,713	964,379
Total revenues from reportable segments	2,583,039	87,686	965,286	2,713	3,638,724
Operating income	160,399	2,732	25,430	2,713	191,274
Interest and financial expenses, net			(2,513)	(161)	(2,674)
Income tax expense				(259)	(259)
Loss from equity investment				(435)	(435)
Net income from reportable segments					$187,906

A reconciliation of total revenues from reportable segments to total revenues on the condensed consolidated statements of operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Total revenues from reportable segments	$3,253,000	$1,312,815	$8,560,282	$3,638,724
Other revenues, net	(38)	(39)	(123)	(112)
Elimination of inter-segment revenues	(1,217,939)	(352,698)	(3,130,966)	(964,379)
Total revenues	$2,035,023	$960,078	$5,429,193	$2,674,233

A reconciliation of net income from reportable segments to net income on the condensed consolidated statements of operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income from reportable segments	$102,168	$72,583	$258,606	$187,906
Amounts not allocated to segments:
Other revenues, net	(38)	(39)	(123)	(112)
Store operating expenses	1,118	(673)	2,370	(2,366)
General and administrative expenses	(31,941)	(24,720)	(89,011)	(62,427)
Depreciation and amortization	(20,187)	(14,328)	(66,017)	(44,526)
Other income (expenses), net	56	(1,381)	(2,811)	(7,290)
Interest and other financial expenses, net	(10,851)	(9,667)	(44,399)	(29,464)
Income tax expense	(4,740)	(4,618)	(12,119)	(4,912)
Net income	$35,585	$17,157	$46,496	$36,809

11. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is subject to certain federal and state environmental laws and regulations associated with sites where it stores and sells fuel and other fuel products. As of September 30, 2021 and December 31, 2020, environmental obligations totaled $12.7 million and $13.5 million, respectively. These amounts were recorded as other current and non-current liabilities in the condensed consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or whether the federal and/or state regulations in which the Company operates, and which deal with the environment, will be amended.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle it to be reimbursed for environmental loss mitigation. Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $5.0 million and $5.6 million as of September 30, 2021 and December 31, 2020, respectively, and were recorded as other current and non-current assets in the condensed consolidated balance sheets.

Asset Retirement Obligations

As part of the fuel operations at its operated convenience stores, at most of the other owned and leased locations leased to dealers, and certain other dealer locations, there are underground storage tanks for which the Company is responsible. The future cost to remove an underground storage tank is recognized over the estimated remaining useful life of the underground storage tank or the termination of applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. The estimated liability is based upon historical experience in removing underground storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The Company has recorded an asset retirement obligation of $56.7 million and $53.2 million at September 30, 2021 and December 31, 2020, respectively. The current portion of the asset retirement obligation is included in other current liabilities in the condensed consolidated balance sheets.

Purchase Commitments

In the ordinary course of business, the Company has entered into various purchase agreements related to its fuel supply, which include varying volume commitments. In light of the reduction in the number of gallons sold due to the COVID-19 pandemic, the Company’s principal fuel suppliers have temporarily suspended (for periods that vary among the different suppliers) the requirements under their agreements with the Company to purchase minimum quantities of gallons, including such requirements under the incentive agreements from such suppliers. As of September 30, 2021, the reduction in gallons sold did not affect the Company’s compliance with its commitments under the agreements with its principal suppliers.

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

13. Income Taxes

The Company’s effective tax rate from continuing operations was 11.9% and 20.9% for the three and nine months ended September 30, 2021, and 21.4% and 12.2% for the three and nine months ended September 30, 2020. For both the three and nine months ended September 30, 2021, income tax expense reflected a discrete tax benefit of approximately $5.5 million as a result of releasing a valuation allowance previously recorded. The release of the valuation allowance was on the basis of management’s reassessment of the amount of its deferred tax assets that were more likely than not to be realized. For the three and nine months ended September 30, 2020, income tax expense did not reflect taxes attributable to the non-controlling interest in partnership amounts of $7.5 million and $15.7 million, respectively.

14. Revisions of Previously Issued Financial Statements

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

15. Significant Events

Standby Real Estate Program

On May 3, 2021, GPM entered into a standby real estate purchase, designation and lease program agreement (the “Program Agreement”) with Oak Street Real Estate Capital Net Lease Property Fund, LP (“Oak Street”). Pursuant to the Program Agreement, Oak Street has agreed to purchase, subject to the conditions contained in the Program Agreement, up to $1.0 billion of convenience store and gas station real property, including in connection with purchase agreements that GPM or an affiliate thereof, may from time to time enter into to acquire convenience stores and gas stations from third parties (each, a “Property”). Pursuant to the Program Agreement, upon any acquisition of a Property by Oak Street, or an affiliate thereof, GPM, or an affiliate thereof, would enter into a triple-net lease agreement with Oak Street or such affiliate pursuant to which GPM or such affiliate would lease such Property from Oak Street or such affiliate based upon commercial terms contained in the Program Agreement. The purchase price for any Property would similarly be subject to commercial terms agreed upon by GPM and Oak Street in the Program Agreement and if in connection with the acquisition of convenience stores and gas stations from third parties, consistent with the agreed upon purchase price or designation rights with the seller of the real estate. The Program Agreement has a one-year term, during which GPM may not sell or designate any Property pursuant to a sale-leaseback or similar transaction without first offering such Property to Oak Street in accordance with the terms and conditions of the Program Agreement. Certain Properties specified by GPM are not subject to the foregoing right of first offer, and the Program Agreement does not obligate GPM to sell any Property, or acquire any property from a third party for purposes of its sale, to Oak Street or assign the right to acquire the third party’s real estate to Oak Street, unless GPM elects, in its sole discretion, to enter into a sale-leaseback, designation or similar transaction governed by the Program Agreement.

In October 2021, Oak Street purchased from third parties approximately $150 million of convenience store and gas station real property related to sites GPM leased as part of the Empire Acquisition in 2020 and the E-Z Mart Acquisition in 2018. Simultaneously, GPM entered into three triple-net lease agreements with Oak Street to lease the properties for a term of 20 years, with six five-year renewal options. In addition, as part of these transaction, the Company purchased approximately $9 million of convenience store and gas station real property.

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

16. Subsequent Events

Senior Notes Offering

As discussed in Note 4 above, on October 21, 2021, the Company completed a private offering of $450 million aggregate principal amount of Senior Notes.

Consummated Acquisition

On November 9, 2021, the Company acquired the operations and leasehold interest of 36 self-operated convenience stores and gas stations and one development parcel, located in North Carolina (the “Handy Mart Acquisition”). The total consideration for the transaction, including the purchase of real estate by Oak Street pursuant to the Program Agreement as described above, will be approximately $112 million plus the value of inventory and cash in the stores on the closing date. The Company financed the consideration for the acquired operations from its own sources and Oak Street has agreed to pay the remaining consideration for certain of the seller’s sites it has agreed to acquire as described below.

At the closing of the transaction, the Company purchased and assumed, among other things, certain vendor agreements, equipment, inventory and goodwill with regard to the acquired assets and paid approximately $12 million plus the value of inventory and cash in the stores on the closing date. At the closing, Oak Street purchased the fee simple ownership in five of the sites for approximately $16 million and will lease an additional 24 sites from the seller until, pending completion of all necessary title work, Oak Street purchases the fee simple ownership in these 24 leased sites from the seller for approximately $84 million. Additionally, at the closing, pursuant to the Program Agreement, the Company entered into a master lease with Oak Street under customary lease terms for the sites Oak Street acquired or will acquire in the Handy Mart Acquisition. As of the closing of the transaction, the Company leases one site, the development parcel and a maintenance facility from the seller and the remaining six sites from other third parties.

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

Overview

ARKO Corp. was incorporated under the laws of Delaware on August 26, 2020 for the purpose of facilitating the business combination, which we refer to as the Merger Transaction, of Haymaker Acquisition Corp. II, a Delaware corporation (“Haymaker”), and Arko Holdings Ltd., a company organized under the laws of the State of Israel, which we refer to as Arko Holdings. Our shares of common stock, $0.0001 par value per share (“common stock”), and publicly-traded warrants were registered to trade on the Nasdaq Stock Market (“Nasdaq”) on December 22, 2020 and commenced trading on December 23, 2020, and our common stock is dual-listed on the Tel Aviv Stock Exchange (“TASE”); however, we have initiated delisting procedures and currently expect that our common stock will cease trading on the TASE during the first quarter of 2022. Following the delisting of the Company’s common stock on the TASE, the Company’s common stock will continue to be listed on Nasdaq and the Company’s common stock now traded on the TASE is expected to be transferred to Nasdaq where they can continue to be traded. The main activity of Arko Holdings prior to the Merger Transaction was its holding, through its subsidiaries, of controlling rights in GPM Investments, LLC, a Delaware limited liability company, which we refer to as GPM, which is our operating entity and upon the consummation of the Merger Transaction became our indirect wholly owned subsidiary.

Based in Richmond, VA, we are a leading independent convenience store operator and, as of September 30, 2021, we were the sixth largest convenience store chain in the United States (“U.S.”) ranked by store count, operating 1,379 retail convenience stores. As of September 30, 2021, we operated the stores under 18 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, ExpressStop, E-Z Mart®, fas mart®, fastmarket®, Jiffi Stop®, Li’l Cricket, Next Door Store®, Roadrunner Markets, Rstore, Scotchman®, shore stop®, Town Star, Village Pantry® and Young’s. As of September 30, 2021, we also supplied fuel to 1,674 dealer-operated gas stations. We are well diversified geographically and as of September 30, 2021, operated across 33 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States.

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

Trends Impacting Our Business

We have achieved strong store growth over the last several years, primarily by implementing a highly successful acquisition strategy. From 2013 through September 30, 2021, we completed 19 acquisitions. As a result, our store count has grown from 320 sites in 2011 to 3,053 sites as of September 30, 2021, of which 1,379 were operated as retail convenience stores and 1,674 were locations at which we supplied fuel to independently operated fueling stations. These strategic acquisitions have had, and we expect will continue to have, a significant impact on our reported results and can make period to period comparisons of results difficult. In November 2021, we completed our acquisition of 36 Handy Mart retail convenience stores, and in May 2021, we completed our acquisition of 60 ExpressStop retail convenience stores (the “ExpressStop Acquisition”). In October 2020, we completed our acquisition of the business of Empire Petroleum Partners, LLC, which business we refer to as Empire, which was significant and added 84 retail sites and 1,453 wholesale sites to our business (the “Empire Acquisition”). The Empire Acquisition was our only business acquisition in 2020. With our achievement of significant size and scale, we have enhanced our focus on organic growth, including implementing company-wide marketing and merchandising initiatives, which we believe will result in significant value accretion to all the assets we have acquired. We believe that this complementary strategy will help further our growth through both acquisitions and organically and improve our results of operations.

The following table provides a history of our acquisitions, conversions and closings for the periods noted, for the retail and wholesale segments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Retail Segment	2021	2020	2021	2020
Number of sites at beginning of period	1,381	1,266	1,330	1,272
Acquired sites	—	—	61	—
Newly opened or reopened sites	—	—	1	—
Company-controlled sites converted to consignment locations and independent and lessee dealers, net	—	(13)	(3)	(14)
Closed, relocated or divested sites	(2)	(3)	(10)	(8)
Number of sites at end of period	1,379	1,250	1,379	1,250

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Wholesale Segment	2021	2020	2021	2020
Number of sites at beginning of period	1,647	127	1,614	128
Newly opened or reopened sites	27	—	62	—
Consignment locations or independent and lessee dealers converted from Company-controlled sites, net	—	13	3	14
Closed, relocated or divested sites	—	(1)	(5)	(3)
Number of sites at end of period	1,674	139	1,674	139

There has been an ongoing trend in the convenience store industry focused on increasing and improving in-store foodservice offerings, including fresh foods, quick service restaurants or proprietary food offerings. We believe consumers may be more likely to patronize convenience stores that include such new and improved food offerings, which may also lead to increased inside merchandise sales or fuel sales for such stores. Although our foodservice sales have been negatively impacted during the COVID-19 pandemic, we believe this trend will reverse when the effects of the pandemic subside. Our current foodservice offering, which varies by store, primarily consists of hot and fresh foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. In select stores, we offer a value food menu consisting of items such as hot dogs and chicken sandwiches. We have historically relied upon a limited number of franchised quick service restaurants and in-store delis to drive customer traffic rather than other foodservice offerings. As a result, we believe that our under-penetration of foodservice presents an opportunity to expand foodservice offerings and margin in response to changing consumer behavior. In addition, we believe that continued investment in new technology platforms and applications to adapt to evolving consumer eating preferences, including contactless checkout, order ahead service, and delivery, will further drive growth in profitability.

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

Business Highlights

Both the ExpressStop Acquisition and the Empire Acquisition (the “ExpressStop and Empire Acquisitions”) contributed to the improvement in our results of operations for the third quarter of 2021, primarily in the wholesale segment, as compared to the third quarter of 2020. Increased merchandise contribution and fuel contribution at same stores combined with an increase in other revenues have positively impacted our results of operations during the third quarter 2021. General and administrative expenses increased in 2021, as compared to 2020, primarily as a result of the Empire Acquisition.

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

Results of Operations for the three and nine months ended September 30, 2021 and 2020

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

The COVID-19 pandemic has generally impacted our results of operations positively, principally due to the significant increase in fuel margin, which more than offset a reduction in the number of gallons sold at gas stations as a result of the pandemic. Since the beginning of 2021, we have seen an increase in fuel volume as vaccinations have become available, businesses have continued to re-open, and customer traffic has increased. Additionally, we have seen shortages in labor and supply chain disruptions which we have responded to through several hiring initiatives and leveraging our strong partnerships with our suppliers. Notwithstanding the recent resurgence of economic activity, in light of variant strains of the virus that have emerged, the COVID-19 pandemic could once again impact our operations and the operations of our customers and suppliers as a result of quarantines, location closures, illnesses, and travel restrictions. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the resumption of high levels of infection and hospitalization, new variants of the virus, the resulting impact on our employees, customers, suppliers, and vendors, and the remedial actions and any stimulus measures adopted by federal, state, and local governments, and to what extent normal economic and operating conditions are impacted. Therefore, we cannot reasonably estimate the future impact at this time.

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

The table below shows our consolidated results for the three and nine months ended September 30, 2021 and 2020, together with certain key metrics.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:	(in thousands)
Fuel revenue	$1,580,359	$539,938	$4,144,069	$1,510,491
Merchandise revenue	434,652	403,665	1,220,298	1,119,041
Other revenues, net	20,012	16,475	64,826	44,701
Total revenues	2,035,023	960,078	5,429,193	2,674,233
Operating expenses:
Fuel costs	1,459,664	462,373	3,819,571	1,279,067
Merchandise costs	301,533	290,856	866,239	814,524
Store operating expenses	164,432	131,780	464,038	386,633
General and administrative	32,696	25,403	91,270	64,823
Depreciation and amortization	22,031	16,171	71,546	50,056
Total operating expenses	1,980,356	926,583	5,312,664	2,595,103
Other (income) expenses, net	(56)	1,381	2,811	7,290
Operating income	54,723	32,114	113,718	71,840
Interest and other financial expenses, net	(14,428)	(10,261)	(55,042)	(29,425)
Income before income taxes	40,295	21,853	58,676	42,415
Income tax expense	(4,795)	(4,672)	(12,285)	(5,171)
Income (loss) from equity investment	85	(24)	105	(435)
Net income	$35,585	$17,157	$46,496	$36,809
Less: Net income attributable to non-controlling interests	51	7,469	179	15,682
Net income attributable to ARKO Corp.	$35,534	$9,688	$46,317	$21,127
Series A redeemable preferred stock dividends	(1,449)		(4,285)
Net income attributable to common shareholders	$34,085		$42,032
Fuel gallons sold	539,202	260,173	1,509,909	730,682
Fuel margin, cents per gallon[1]	22.4	29.8	21.5	31.7
Merchandise contribution[2]	133,119	112,809	354,059	304,517
Merchandise margin[3]	30.6%	27.9%	29.0%	27.2%
Adjusted EBITDA, net of incremental bonuses[4]	80,183	57,327	198,203	142,810

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

2 Calculated as merchandise revenue less merchandise costs.

3 Calculated as merchandise contribution divided by merchandise revenue.

4 Refer to Use of Non-GAAP Measures below for discussion of this non-GAAP performance measure and related reconciliation.

Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020

For the three months ended September 30, 2021, fuel revenue increased by $1.0 billion, or over 190%, compared to the third quarter of 2020. The increase in fuel revenue was attributable primarily to incremental gallons sold related to the ExpressStop and Empire Acquisitions and a significant increase in the average price of fuel compared to the third quarter of 2020, which was partially offset by a slight decrease in gallons sold at same stores in the third quarter of 2021 compared to the third quarter of 2020.

For the three months ended September 30, 2021, merchandise revenue increased by $31.0 million, or 7.7%, compared to the third quarter of 2020 primarily due to the ExpressStop and Empire Acquisitions. Offsetting these increases was a decrease in same store merchandise sales and in merchandise revenue from underperforming retail stores that were closed or converted to dealer-operated sites.

For the three months ended September 30, 2021, other revenue increased by $3.5 million, or 21.5%, compared to the third quarter of 2020 primarily related to the ExpressStop and Empire Acquisitions.

For the three months ended September 30, 2021, total operating expenses increased by $1.1 billion, or 113.7%, compared to the third quarter of 2020. Fuel costs increased $997.3 million, or over 215%, compared to the third quarter of 2020 due to fuel sold at higher average cost and higher volumes. Merchandise costs increased $10.7 million, or 3.7%, compared to the third quarter of 2020, primarily due to the ExpressStop and Empire Acquisitions, which was partially offset by a corresponding decrease in same store merchandise sales. For the three months ended September 30, 2021, store operating expenses increased $32.7 million, or 24.8%, compared to the third quarter of 2020 due to incremental expenses as a result of the ExpressStop and Empire Acquisitions and an increase in expenses at same stores.

For the three months ended September 30, 2021, general and administrative expenses increased $7.3 million, or 28.7%, compared to the third quarter of 2020, primarily due to expenses associated with the Empire Acquisition, annual wage increases, incentive accruals and stock compensation expenses.

For the three months ended September 30, 2021, depreciation and amortization expenses increased $5.9 million, or 36.2%, compared to the third quarter of 2020 primarily due to assets acquired in the previous twelve month period, largely related to the Empire Acquisition.

For the three months ended September 30, 2021, other expenses, net decreased by $1.4 million compared to the third quarter of 2020 primarily due to $1.7 million of income recorded for the fair value adjustment of contingent consideration.

Operating income was $54.7 million for the third quarter of 2021, compared to $32.1 million for the third quarter of 2020. The increase was primarily due to strong fuel and merchandise results along with incremental income from the Empire Acquisition which was partially offset by an increase in general and administrative expenses, depreciation and amortization expenses.

For the three months ended September 30, 2021, interest and other financing expenses, net increased by $4.2 million compared to the third quarter of 2020 primarily related to $3.7 million for interest expense related to fair value adjustments for the Public Warrants, Private Warrants and Deferred Shares (each as defined in Note 14 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q) and higher interest expense from a greater amount of debt outstanding in 2021 partially offset by $2.6 million income related to fair value adjustments for the Ares Put Option and a net period-over-period increase in foreign current gains recorded of $0.7 million.

For the three months ended September 30, 2021, income tax expense was $4.8 million compared to $4.7 million in the three months ended September 30, 2020.

Net income attributable to non-controlling interests primarily represented minority interests prior to the Merger Closing Date.

For the three months ended September 30, 2021, net income attributable to the Company was $35.5 million compared to $9.7 million for the three months ended September 30, 2020.

For the three months ended September 30, 2021, Adjusted EBITDA, net of incremental bonuses, was $80.2 million compared to $57.3 million for the three months ended September 30, 2020. The Empire Acquisition contributed approximately $23 million of incremental Adjusted EBITDA, net of incremental bonuses, for the third quarter of 2021. Increased merchandise contribution and fuel contribution at same stores also positively impacted 2021 which was partially offset by higher credit card fees related to an increase in the retail price of fuel. An increase in general and administrative expenses primarily related to annual wage increases and incentive accruals also reduced Adjusted EBITDA, net of incremental bonuses, for the third quarter of 2021. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation.

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020

For the nine months ended September 30, 2021, fuel revenue increased by $2.6 billion, or over 174%, over the comparable nine months of 2020. The increase in fuel revenue was attributable primarily to incremental gallons sold related to the ExpressStop and Empire Acquisitions and an increase in the average price of fuel, which was partially offset by fewer gallons sold in the first nine months of 2021 primarily due to the COVID-19 pandemic, as the pandemic did not have a significant impact on our results until the second half of March 2020.

For the nine months ended September 30, 2021, merchandise revenue increased by $101.3 million, or 9.0%, over the comparable nine months of 2020, primarily due to an increase in same store merchandise sales and the ExpressStop and Empire Acquisitions.

For the nine months ended September 30, 2021, other revenue increased by $20.1 million, or 45.0%, over the comparable nine months of 2020, primarily related to the ExpressStop and Empire Acquisitions and increased income from lottery commissions and temporary allowance for gaming machines in Virginia.

For the nine months ended September 30, 2021, total operating expenses increased by $2.7 billion, or 104.7%, over the comparable nine months of 2020. Fuel costs increased $2.5 billion, or 198.6%, over the comparable nine months of 2020 due to fuel sold at a higher average cost and higher volumes. Merchandise costs increased $51.7 million, or 6.3%, over the comparable nine months of 2020, primarily due to the ExpressStop and Empire Acquisitions as well as a corresponding increase in same store merchandise sales. For the nine months ended September 30, 2021, store operating expenses increased $77.4 million, or 20.0%, over the comparable nine months of 2020 due to incremental expenses from the ExpressStop and Empire Acquisitions and an increase in expenses at same stores.

For the nine months ended September 30, 2021, general and administrative expenses increased $26.4 million, or 40.8%, over the comparable nine months of 2020, primarily due to expenses associated with the Empire Acquisition, annual wage increases, incentive accruals and stock compensation expenses.

For the nine months ended September 30, 2021, depreciation and amortization expenses increased $21.5 million, or 42.9%, over the comparable nine months of 2020, primarily due to assets acquired in the previous twelve month period, largely related to the Empire Acquisition.

For the nine months ended September 30, 2021, other expenses, net decreased $4.5 million over the comparable nine months of 2020, primarily due to $1.7 million of income recorded for the fair value adjustment of contingent consideration in 2021 and a $3.7 million reduction in losses on disposal of assets and impairment charges in 2021 which was partially offset by a $0.5 million increase in acquisition costs.

Operating income was $113.7 million for the nine months ended September 30, 2021, compared to $71.8 million for the nine months ended September 30, 2020. The increase was primarily due to strong fuel and merchandise results along with incremental income from the ExpressStop and Empire Acquisitions, partially offset by an increase in general and administrative, depreciation and amortization expenses.

For the nine months ended September 30, 2021, interest and other financing expenses, net increased by $25.6 million compared to the nine months ended September 30, 2020, primarily related to higher interest expense from greater debt outstanding in 2021, $4.5 million additional interest for the early redemption of the Bonds (Series C) and $13.5 million for interest expense related to fair value adjustments for the Public Warrants, Private Warrants and Deferred Shares, partially offset by $2.9 million income related to fair value adjustments for the Ares Put Option and a net period-over-period increase in foreign currency gains recorded of $1.6 million.

For the nine months ended September 30, 2021, income tax expense was $12.3 million compared to $5.2 million for the nine months ended September 30, 2020, which increase was primarily attributable to the non-controlling interest in partnership amounts of $15.7 million not included in income tax expense for the nine months ended September 30, 2020.

Net income attributable to non-controlling interests primarily represented minority interests prior to the Merger Closing Date.

For the nine months ended September 30, 2021, net income attributable to the Company was $46.3 million compared to $21.1 million for the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, Adjusted EBITDA, net of incremental bonuses, was $198.2 million compared to $142.8 million for the nine months ended September 30, 2020. The Empire Acquisition contributed approximately $58 million of incremental Adjusted EBITDA, net of incremental bonuses, for the nine months of 2021. Increased merchandise contribution at same stores also positively impacted 2021, which was partially offset by a slight decrease in gallons sold and fuel margin at same stores, as well as higher credit card fees related to an increase in the retail price of fuel. An increase in general and administrative expenses primarily related to annual wage increases and incentive accruals also reduced Adjusted EBITDA, net of incremental bonuses, for the nine months of 2021. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation.

Segment Results

Retail Segment

The table below shows the results of the Retail segment for the three and nine months ended September 30, 2021 and 2020, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:	(in thousands)
Fuel revenue	$847,869	$506,418	$2,192,889	$1,424,823
Merchandise revenue	434,652	403,665	1,220,298	1,119,041
Other revenues, net	14,488	13,860	48,717	39,175
Total revenues	1,297,009	923,943	3,461,904	2,583,039
Operating expenses:
Fuel costs	765,190	441,869	1,971,278	1,229,751
Merchandise costs	301,533	290,856	866,239	814,524
Store operating expenses	155,001	128,997	437,540	378,365
Total operating expenses	1,221,724	861,722	3,275,057	2,422,640
Operating income	$75,285	$62,221	$186,847	$160,399
Fuel gallons sold	280,079	243,578	771,158	687,254
Same store fuel gallons sold decrease (%)[1]	(1.4%)	(15.1%)	(1.6%)	(16.7%)
Fuel margin, cents per gallon[2]	34.5	31.0	33.7	32.9
Same store merchandise sales (decrease) increase (%)[1]	(1.3%)	5.0%	2.1%	3.5%
Same store merchandise sales excluding cigarettes increase (%)[1]	1.8%	6.9%	4.8%	4.4%
Merchandise contribution[3]	$133,119	$112,809	354,059	304,517
Merchandise margin[4]	30.6%	27.9%	29.0%	27.2%

1 Same store is a common metric used in the convenience store industry. We consider a store a same store beginning in the first quarter in which the store had a full quarter of activity in the prior year. Refer to “Use of Non-GAAP Measures” below for discussion of this measure.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed margin paid to GPMP for the cost of fuel.

3 Calculated as merchandise revenue less merchandise costs.

4 Calculated as merchandise contribution divided by merchandise revenue.

Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020

Retail Revenues

For the three months ended September 30, 2021, fuel revenue increased by $341.5 million, or 67.4%, compared to the third quarter of 2020. The ExpressStop and Empire Acquisitions contributed an additional 43.0 million gallons sold, or $133.9 million in fuel revenue. The increase in fuel revenue was also attributable to a $0.95 per gallon increase in the average retail price of fuel in the third quarter of 2021 as compared to the same period in 2020, which was offset by a slight decrease in gallons sold at same stores of approximately 1.4%, or 3.4 million gallons, primarily due to managing both volume and margin to optimize fuel margin. Underperforming retail stores, which were closed or converted to dealer-operated sites over the last 12 months in order to optimize profitability, negatively impacted gallons sold during the third quarter of 2021.

For the three months ended September 30, 2021, merchandise revenue increased by $31.0 million, or 7.7%, compared to the third quarter of 2020. The ExpressStop and Empire Acquisitions contributed an additional approximately $42 million of merchandise revenue. Same store merchandise sales decreased $5.1 million, or 1.3%, for the third quarter of 2021 compared to the third quarter of 2020. Same store merchandise sales decreased primarily due to lower revenue from cigarettes, face masks and sanitizers, which was partially offset by higher packaged beverage, center-store items, frozen food, grab-n-go and other tobacco products revenue as a result of marketing initiatives, including expanded category assortments and investments in coolers and freezers. In addition, there was a decrease in merchandise revenue from underperforming retail stores that were closed or converted to dealer-operated sites.

For the three months ended September 30, 2021, other revenues, net increased by $0.6 million, or 4.5%, compared to the third quarter of 2020, primarily related to the ExpressStop and Empire Acquisitions.

Retail Operating Income

For the three months ended September 30, 2021, fuel margin increased compared to the same period in 2020, primarily related to incremental fuel profit from the ExpressStop and Empire Acquisitions of approximately $18.5 million and an increase in same store fuel profit of $3.7 million (excluding intercompany charges by GPMP). Fuel margin per gallon at same stores for the third quarter of 2021 was 33.0 cents per gallon, as compared to 31.0 cents per gallon for the third quarter of 2020.

For the three months ended September 30, 2021, merchandise contribution increased $20.3 million, or 18.0%, compared to the same period in 2020, and merchandise margin increased to 30.6% as compared to 27.9% in the prior period. The increase was due to $12.7 million in incremental merchandise contribution from the ExpressStop and Empire Acquisitions and an increase in merchandise contribution at same stores of $8.7 million. Merchandise contribution at same stores increased in the third quarter of 2021 primarily due to a shift in product mix with a lower reliance on cigarettes and higher contribution from packaged beverages, frozen food, grab-n-go, other tobacco products and other center-store items, as well as improved purchasing economics. Merchandise margin at same stores was 30.5% in the third quarter of 2021 compared to 27.9% in the third quarter of 2020.

For the three months ended September 30, 2021, store operating expenses increased $26.0 million, or 20.2%, compared to the three months ended September 30, 2020 due to approximately $20 million of incremental expenses related to the ExpressStop and Empire Acquisitions and an increase in expenses at same stores, including higher credit card fees due to higher retail prices. Store operating expenses were reduced from underperforming retail stores closed or converted to dealer-operated sites.

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020

Retail Revenues

For the nine months ended September 30, 2021, fuel revenue increased by $768.1 million, or 53.9%, over the comparable nine months of 2020. The ExpressStop and Empire Acquisitions contributed an additional 105.7 million gallons sold, or approximately $312.1 million in fuel revenue. The increase in fuel revenue was also attributable to a $0.77 per gallon increase in the average retail price of fuel in the nine months of 2021 over the comparable nine-month period in 2020. However, gallons sold at same stores were down approximately 1.6%, or 10.8 million gallons, which was a decrease of 1.2% when the nine months of 2020 (to eliminate the effect of the 2020 leap year) was adjusted to be based on 180 days, primarily due to the COVID-19 pandemic combined with managing both volume and margin to optimize fuel margin. Additionally, underperforming retail stores, which were closed or converted to dealer-operated sites over the last 12 months in order to optimize profitability, negatively impacted gallons sold.

For the nine months ended September 30, 2021, merchandise revenue increased by $101.3 million, or 9.0%, over the comparable nine months of 2020. The ExpressStop and Empire Acquisitions contributed an additional approximately $100 million of merchandise revenue. Same store merchandise sales increased $23.0 million, or 2.1%, for the nine months of 2021 compared to the nine months of 2020, which was an increase of 2.4% when the nine months of 2020 was adjusted to be based on 180 days. Same store merchandise sales increased primarily due to higher grocery, packaged beverage, center-store items, frozen food, grab-n-go, other tobacco products, beer and wine revenue from benefits of planogram, assortment and marketing initiatives and fact-based data to react to changing consumer needs. Offsetting these increases was a lower reliance on cigarette sales and a decrease in merchandise revenue from underperforming retail stores closed or converted to dealer-operated sites.

For the nine months ended September 30, 2021, other revenues, net increased by $9.5 million, or 24.4%, over the comparable nine months of 2020 primarily related to the ExpressStop and Empire Acquisitions, higher lottery commissions and temporary allowances for gaming machines in Virginia.

Retail Operating Income

For the nine months ended September 30, 2021, fuel margin increased compared to the same period in 2020, primarily related to incremental fuel profit from the ExpressStop and Empire Acquisitions of approximately $44.6 million, which was offset by a decrease in same store fuel profit of $8.3 million (excluding intercompany charges by GPMP). Fuel margin per gallon at same stores for 2021 was lower at 32.4 cents per gallon, as compared to 33.1 cents per gallon for 2020.

For the nine months ended September 30, 2021, merchandise contribution increased $49.5 million, or 16.3%, over the comparable nine-month period in 2020, and merchandise margin increased to 29.0% as compared to 27.2% in the prior period. The increase was due to $29.2 million in incremental merchandise contribution from the ExpressStop and Empire Acquisitions and an increase in merchandise contribution at same stores of $23.8 million. Merchandise contribution at same stores increased in 2021 primarily due to a shift in product mix with a lower reliance on cigarettes and higher contribution from packaged beverage, frozen food, grab-n-go, other tobacco products and other center-store items, as well as improved purchasing economics. The nine months of 2020 was negatively impacted by a change in sales mix that began in March 2020 as consumers pantry loaded lower margin items due to the COVID-19 pandemic. Merchandise margin at same stores was 28.8% in the nine months ended September 30, 2021 compared to 27.2% in the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, store operating expenses increased $59.2 million, or 15.6%, compared to the nine months ended September 30, 2020, primarily due to approximately $50 million of incremental expenses related to the ExpressStop and Empire Acquisitions and an increase in expenses at same stores, including higher credit card fees due to higher retail prices. Store operating expenses were reduced from underperforming retail stores closed or converted to dealer-operated sites.

Wholesale Segment

The table below shows the results of the Wholesale segment for the three and nine months ended September 30, 2021 and 2020, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:			(in thousands)
Fuel revenue	$730,847	$32,468	$1,946,856	$82,687
Other revenues, net	5,275	2,409	15,426	4,999
Total revenues	736,122	34,877	1,962,282	87,686
Operating expenses:
Fuel costs	719,736	31,093	1,919,277	79,052
Store operating expenses	10,549	2,110	28,868	5,902
Total operating expenses	730,285	33,203	1,948,145	84,954
Operating income	$5,837	$1,674	$14,137	$2,732
Fuel gallons sold – non-consignment agent locations	215,428	9,807	613,834	24,622
Fuel gallons sold – consignment agent locations	42,970	6,008	122,845	16,609
Fuel margin, cents per gallon[1] – non-consignment agent locations	5.8	5.3	5.5	5.5
Fuel margin, cents per gallon[1] – consignment agent locations	26.9	25.8	24.9	24.9

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed margin paid to GPMP for the cost of fuel.

Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020

Wholesale Revenues

For the three months ended September 30, 2021, fuel revenue increased by $698.4 million compared to the third quarter of 2020, primarily due to approximately $677.5 million of incremental fuel revenue from the Empire Acquisition, which contributed sales of 240.3 million gallons. Wholesale revenues also benefited from an increase in the average price of fuel in 2021 as compared to

2020. Of the total increase in fuel revenue, approximately $594.9 million of the increase was attributable to non-consignment agent locations.

Wholesale Operating Income

For the three months ended September 30, 2021, fuel contribution increased approximately $22.0 million (excluding intercompany charges by GPMP) with the Empire Acquisition accounting for substantially all of the increase. Fuel contribution at non-consignment agent locations increased by $12.0 million (excluding intercompany charges by GPMP) and fuel margin increased over the third quarter of 2020 primarily due to greater prompt pay discounts and higher fuel rebates. Fuel contribution at consignment agent locations increased $10.0 million (excluding intercompany charges by GPMP) and fuel margin also increased over the third quarter of 2020 primarily due to greater prompt pay discounts, higher fuel rebates and improved rack-to-retail margins.

For the three months ended September 30, 2021, store operating expenses increased $8.4 million compared to the three months ended September 30, 2020 primarily due to the Empire Acquisition.

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020

Wholesale Revenues

For the nine months ended September 30, 2021, fuel revenue increased by $1.9 billion over the comparable nine months of 2020, primarily due to approximately $1.8 billion of incremental fuel revenues from the Empire Acquisition, which contributed sales of 686.2 million gallons. Wholesale revenues also benefited from an increase in the average price of fuel in 2021 as compared to 2020. Of the total increase in fuel revenue, approximately $1.6 billion of the increase was attributable to non-consignment agent locations.

Wholesale Operating Income

For the nine months ended September 30, 2021, fuel contribution increased approximately $58.9 million (excluding intercompany charges by GPMP) with the Empire Acquisition accounting for approximately $58.6 million of the increase. Although fuel contribution at non-consignment agent locations increased by $32.5 million (excluding intercompany charges by GPMP) and fuel contribution at consignment agent locations increased $26.4 million (excluding intercompany charges by GPMP), fuel margin remained consistent for the first nine months of 2021 compared to the same period in the prior year primarily due to the mix of non-consignment fuel supply contracts acquired in the Empire Acquisition which tend to be priced with lower margins as compared to our existing non-consignment fuel supply contracts which was primarily offset by greater prompt pay discounts, higher fuel rebates and improved rack-to-retail margins.

For the nine months ended September 30, 2021, store operating expenses increased $23.0 million compared to the nine months ended September 30, 2020 primarily due to the Empire Acquisition.

GPMP Segment

The table below shows the results of the GPMP segment for the three and nine months ended September 30, 2021 and 2020, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:	(in thousands)
Fuel revenue - inter-segment	$1,217,622	$352,363	$3,130,015	$961,666
Fuel revenue - external customers	1,643	1,052	4,324	2,981
Other revenues, net	287	245	806	639
Total revenues	1,219,552	353,660	3,135,145	965,286
Operating expenses:
Fuel costs	1,192,360	341,774	3,059,031	931,930
General and administrative expenses	755	683	2,259	2,396
Depreciation and amortization	1,844	1,843	5,529	5,530
Total operating expenses	1,194,959	344,300	3,066,819	939,856
Operating income	$24,593	$9,360	$68,326	$25,430
Fuel gallons sold - inter-segment	537,911	258,166	1,505,300	725,384
Fuel gallons sold - external customers	725	780	2,072	2,197
Fuel margin, cents per gallon[1]	5.0	4.5	5.0	4.5

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020

GPMP Revenues

For the three months ended September 30, 2021, fuel revenue increased by $865.9 million compared to the third quarter of 2020. The increase in fuel revenue was attributable to an increase in gallons sold and an increase in average price compared to the third quarter of 2020.

For the three months ended September 30, 2021 and 2020, other revenues, net were $0.3 million and $0.2 million, respectively, and primarily related to rental income from certain sites leased to independent dealers.

GPMP Operating Income

Fuel margin increased by $15.3 million for the third quarter of 2021, as compared to the third quarter of 2020, primarily due to additional gallons sold to the retail and wholesale segments at a fixed margin, which increased from 4.5 cents per gallon to 5.0 cents per gallon in the fourth quarter of 2020.

For the three months ended September 30, 2021, total general, administrative, depreciation and amortization expenses were comparable with those in the comparable prior period.

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020

GPMP Revenues

For the nine months ended September 30, 2021, fuel revenue increased by $2.2 billion over the comparable nine months of 2020. The increase in fuel revenue was attributable to an increase in gallons sold and an increase in average price compared to the nine months of 2020.

For the nine months ended September 30, 2021 and 2020, other revenues, net were $0.8 million and $0.6 million, respectively, and primarily related to rental income from certain sites leased to independent dealers.

GPMP Operating Income

Fuel margin increased by $42.6 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to additional gallons sold to the retail and wholesale segments at a fixed margin, which increased from 4.5 cents per gallon to 5.0 cents per gallon in the fourth quarter of 2020.

For the nine months ended September 30, 2021, total general, administrative, depreciation and amortization expenses were similar with those in the comparable prior period.

Use of Non-GAAP Measures

We disclose non-GAAP measures on a “same store basis,” which exclude the results of any store that is not a “same store” for the applicable period. A store is considered a same store beginning in the first quarter in which the store had a full quarter of activity in the prior year. We believe that this information provides greater comparability regarding our ongoing operating performance. Neither this measure nor those described below should be considered an alternative to measurements presented in accordance with generally accepted accounting principles in the United States (“GAAP”) and are non-GAAP financial measures.

We define EBITDA as net income (loss) before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by excluding the gain or loss on disposal of assets, impairment charges, acquisition costs, other non-cash items, and other unusual or non-recurring charges. Adjusted EBITDA, net of incremental bonuses further adjusts Adjusted EBITDA by excluding incremental bonuses based on 2020 performance. Each of EBITDA, Adjusted EBITDA and Adjusted EBITDA, net of incremental bonuses is a non-GAAP financial measure.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA, net of incremental bonuses are not recognized terms under GAAP and should not be considered as a substitute for net income (loss) or any other financial measure presented in accordance with GAAP. These measures have limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

Because non-GAAP financial measures are not standardized, same store measures, EBITDA, Adjusted EBITDA and Adjusted EBITDA, net of incremental bonuses, as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of these non-GAAP financial measures with those used by other companies.

The following table contains a reconciliation of net income to EBITDA, Adjusted EBITDA and Adjusted EBITDA, net of incremental bonuses for the three and nine months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$35,585	$17,157	$46,496	$36,809
Interest and other financing expenses, net	14,428	10,261	55,042	29,425
Income tax expense	4,795	4,672	12,285	5,171
Depreciation and amortization	22,031	16,171	71,546	50,056
EBITDA	76,839	48,261	185,369	121,461
Non-cash rent expense (a)	1,424	1,627	4,773	5,175
Acquisition costs (b)	1,182	958	3,781	3,340
Loss on disposal of assets and impairment charges (c)	923	1,183	1,898	5,565
Share-based compensation expense (d)	1,613	132	4,127	387
(Income) loss from equity investment (e)	(85)	24	(105)	435
Fuel taxes paid in arrears (f)	—	(231)	—	819
Adjustment to contingent consideration (g)	(1,740)	—	(1,740)	—
Other (h)	27	(413)	100	(158)
Adjusted EBITDA	$80,183	$51,541	$198,203	$137,024
Incremental bonuses (i)	—	5,786	—	5,786
Adjusted EBITDA, net of incremental bonuses	$80,183	$57,327	$198,203	$142,810

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
(c)
Eliminates the non-cash loss (gain) from the sale of property and equipment, the loss (gain) recognized upon the sale of related leased assets and impairment charges on property and equipment and right-of-use assets related to closed and non-performing stores.
(d)
Eliminates non-cash share-based compensation expense related to the equity incentive program in place to incentivize, retain, and motivate our employees, certain non-employees and members of our Board.
(e)
Eliminates our share of (income) loss attributable to our unconsolidated equity investment.
(f)
Eliminates the payment of historical fuel tax liabilities owed for multiple prior periods.
(g)
Eliminates fair value adjustments to the contingent consideration owed for the Empire Acquisition.
(h)
Eliminates other unusual or non-recurring items that we do not consider to be meaningful in assessing operating performance.

(i)
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

In October 2020, in connection with the Empire Acquisition, we increased the availability under our Capital One Line of Credit (as defined below) to $500 million from $300 million, which we can seek to increase, subject to obtaining additional financing commitments from lenders or other banks, and subject to certain other terms, up to $700 million, and the PNC Line of Credit (as defined below) increased from $110 million to $140 million.

In June 2021, we refinanced our credit agreement with M&T Bank to increase the aggregate principal amount of real estate loans to $35.0 million (from $23.2 million, the majority of which was due in December 2021), and added a three-year $20.0 million line of credit for purchases of equipment, of which $12.3 million remained available as of September 30, 2021.

As of September 30, 2021, we were in a strong liquidity position of approximately $551 million, with $275.2 million of cash and $31.8 million of restricted investments as well as approximately $244 million of availability under our lines of credit. Additionally, this liquidity position currently provides us with adequate funding to satisfy our other contractual and other obligations out of our outstanding cash balances. As of September 30, 2021, we had no outstanding borrowings under our line of credit with PNC Bank, $12.3 million of unused availability under the M&T equipment line of credit and $101.0 million of unused availability under our $500.0 million Capital One Line of Credit.

In October 2021, we issued and sold $450.0 million aggregate principal amount of 5.125% Senior Notes due 2029. We used the net proceeds from the offering of the Senior Notes to repay in full the outstanding balance under our Ares Credit Agreement, partially repay our Capital One Line of Credit, which increased our availability under this line by $200 million, and intend to use the remaining net proceeds for general corporate purposes.

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

Cash Flows for the Nine Month Periods Ended September 30, 2021 and 2020

Net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2021 and 2020 were as follows:

	For the Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$119,547	$126,498
Investing activities	(105,187)	(28,854)
Financing activities	(35,792)	31,192
Effect of exchange rates	(1,440)	282
Total	$(22,872)	$129,118

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

For the nine months ended September 30, 2021, cash flows provided by operating activities was $119.5 million compared to $126.5 million for the first nine months of 2020. The 2021 decrease was primarily the result of approximately $12.2 million of higher net tax payments, approximately $16.0 million of higher net interest payments, including approximately $5.2 million related to the early redemption of the Bonds (Series C), changes in working capital balances primarily due to greater fuel volumes at a higher average cost in the current year, and the payment of approximately $13.6 million of annual incentives. These increases were partially offset by an increase in Adjusted EBITDA primarily generated from an increase in merchandise contribution at same stores as well as the Empire Acquisition.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the nine months ended September 30, 2021, cash used in investing activities increased by $76.3 million compared to the first nine months of 2020. For the nine months ended September 30, 2021, we spent $48.1 million for capital expenditures, including purchase of certain fee properties, and a net amount of $59.2 million for the ExpressStop Acquisition, after considering the proceeds paid by one of the Real Estate Funds. The proceeds paid from the second Real Estate Fund for the ExpressStop Acquisition of $43.6 million were included in financing activity, reflecting a net cash outflow on the ExpressStop Acquisition of $15.6 million which included approximately $8.0 million of cash and inventory in stores on the closing date. For the nine months ended September 30, 2020, we spent $28.8 million for capital expenditures, including a new Dunkin’ location.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in our line of credit and debt, proceeds from failed sale-leaseback transactions and distributions to non-controlling interests as well as issuance of common and preferred stock.

For the nine months ended September 30, 2021, financing activities consisted primarily of net payments of $63.9 million for long-term debt, including the early redemption of the Bonds (Series C), repayments of $6.1 million for financing leases, $4.4 million for dividend payments on the Series A redeemable preferred stock and $4.8 million of issuance costs related to the Merger Transaction, which were offset by $43.6 million in consideration paid by a Real Estate Fund for the ExpressStop Acquisition. For the nine months ended September 30, 2020, financing activities consisted primarily of net proceeds of $15.8 million for long-term debt and lines of credit, repayments of $6.1 million for financing leases, net proceeds from the issuance of rights of $11.3 million, investment of non-controlling interest in subsidiary of $19.3 million, buyback of long-term debt of $2.0 million and $7.1 million in distributions to non-controlling interests.

Credit Facilities

Ares Credit Agreement

GPM entered into a credit agreement with Ares to provide financing in a total amount of up to $225 million (the “Ares Credit Agreement”): an Initial Term Loan of $162 million, which was drawn on February 28, 2020, and the Delayed Term Loan A of $63

million, which was drawn on October 6, 2020 in order to fund the Empire Acquisition. We repaid in full our outstanding obligations under, and terminated, the Ares Credit Agreement in October 2021 with the proceeds from the Senior Notes offering described below.

Financing agreements with PNC

GPM and certain subsidiaries have a financing arrangement with PNC Bank National Association (“PNC”), pursuant to that certain credit agreement, dated February 28, 2020, by and among GPM, and certain of its subsidiaries as borrowers and guarantors, the lenders from time to time party thereto and PNC, as lender and as agent (as amended, the “PNC Credit Agreement”), to provide term loans as well as a line of credit for purposes of financing working capital (the “PNC Line of Credit”). The PNC Line of Credit has an aggregate principal amount of up to $140 million.

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

The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. As of September 30, 2021, $8.0 million of letters of credit were outstanding under the PNC Credit Agreement.

On October 14, 2021, GPM entered into a fifth amendment to the PNC Credit Agreement, which became effective from the closing of the Senior Notes offering. This fifth amendment (i) permitted the Company to issue the Senior Notes and GPM and certain of the other guarantors to guarantee the Senior Notes, (ii) modified certain of the covenants, including the indebtedness covenant, investment covenant, restricted payments covenant and payment of junior indebtedness covenant, in connection with permitting the Senior Notes and the transactions related to the offering, issuance and sale of the Senior Notes, (iii) removed references to the Ares Credit Agreement and (iv) limited the collateral granted as security under the PNC Credit Agreement to a first priority lien on only receivables, inventory and deposit accounts. The Company did not incur additional debt or receive any proceeds in connection with this fifth amendment.

GPMP also has a term loan with PNC in the total amount of $32.4 million (the “GPMP PNC Term Loan”). The GPMP PNC Term Loan is secured by U.S. Treasury or other investment grade securities equal to approximately 98% of the outstanding principal amount of the GPMP PNC Term Loan.

Financing agreements with M&T Bank

On June 24, 2021 (the “M&T Closing Date”), the Company entered into (i) a Second Amended, Restated and Consolidated Credit Agreement, by and among GPM, certain of its subsidiaries as co-borrowers and M&T Bank (the “A&R M&T Credit Agreement”) and (ii) a Second Amended and Restated Master Covenant Agreement, by and between GPM and M&T Bank (the “A&R M&T Master Covenant Agreement”).

The A&R M&T Credit Agreement amended and restated in its entirety that certain Amended and Restated Consolidated Credit Agreement, dated December 21, 2016, as amended, by and among GPM, M&T Bank and the other parties thereto and (i) added a three-year $20.0 million line of credit for purchases of equipment, which line may be borrowed in tranches, as described below, and (ii) increased the aggregate principal amount of real estate loans thereunder to $35.0 million (the “New Term Loan”) from approximately $23.2 million outstanding as of the M&T Closing Date. On the M&T Closing Date, GPM refinanced the entirety of the existing $23.2 million of real estate loans, of which $20.0 million was due to mature in December 2021, using the proceeds from the New Term Loan, which GPM drew in its entirety, resulting in approximately $10.7 million in net proceeds to GPM after paying costs and expenses. On the M&T Closing Date, approximately $2.5 million of outstanding equipment loans from M&T Bank were converted to become a part of the $20.0 million line of credit, of which approximately $12.3 million remained available as of September 30, 2021.

Additionally, the real estate loans, which were originally at fixed interest rates ranging from 3.06% to 5.06% were converted to floating rate loans at LIBOR plus 3.00%. The real estate loans mature in June 2026 and are payable in monthly installments based on a fifteen-year amortization schedule, with the balance of the loans payable at maturity. The A&R M&T Credit Agreement provides that each additional equipment loan tranche will have a three-year term, payable in level monthly payments of principal plus interest, and will accrue a fixed rate of interest equal to M&T Bank’s three-year cost of funds as of the applicable date of such tranche, plus 3.00%.

On October 14, 2021, GPM entered into an amendment to each of the A&R M&T Credit Agreement and the A&R M&T Master Covenant Agreement (the “M&T Credit Amendments”). The M&T Credit Amendments (i) permitted the Company to issue the Senior

Notes and GPM and certain of the other guarantors to guarantee the Senior Notes, (ii) modified and introduced certain definitions in connection with permitting the Senior Notes and the transactions related to the offering, issuance and sale of the Senior Notes and (iii) removed references to the Ares Credit Agreement.

Financing agreement with a syndicate of banks led by Capital One, National Association (“Capital One”)

GPMP has a credit agreement for a revolving credit facility with a syndicate of banks led by Capital One, National Association (the “Capital One Credit Facility”), in an aggregate principal amount of up to $500 million (the “Capital One Line of Credit”). At GPMP’s request, the Capital One Line of Credit can be increased up to $700 million, subject to obtaining additional financing commitments from lenders or from other banks, and subject to certain terms as detailed in the Capital One Line of Credit. $200 million of outstanding obligations under the Capital One Line of Credit was repaid in October 2021 with the proceeds from the Senior Notes offering described below.

The Capital One Line of Credit bears interest, as elected by GPMP at: (a) LIBOR plus a margin of 2.25% to 3.25% or (b) a rate per annum equal to base rate plus a margin of 1.25% to 2.25%, which is equal to the greatest of (i) Capital One’s prime rate, (ii) the one-month LIBOR plus 1.0%, and (iii) the federal funds rate plus 0.5%, subject to the definitions set in the agreement. The margin is determined according to a formula in the Capital One Line of Credit that depends on GPMP’s leverage. As of September 30, 2021, $0.7 million of letters of credit were outstanding under the Capital One Credit Facility.

Senior Notes Offering

On October 21, 2021, the Company completed a private offering of $450 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”), pursuant to a note purchase agreement dated October 14, 2021, by and among the Company, certain of the Company’s wholly owned domestic subsidiaries (the “Guarantors”), and BofA Securities, Inc., as representative of the several initial purchasers named therein. The Senior Notes are guaranteed, on an unsecured senior basis, by all of the Guarantors. The indenture governing the Senior Notes contains customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, (vii) effect mergers and (viii) incur indebtedness. The Senior Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ respective existing and future senior unsubordinated indebtedness and are effectively subordinated to all of the Company’s and the Guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated to any existing and future obligations of subsidiaries of the Company that are not Guarantors.

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

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. For the majority of our debt, as of September 30, 2021, interest was calculated at a fixed margin over LIBOR. As of September 30, 2021, the interest rate on the full amount of our Capital One Line of Credit was 3.3%, the interest rate on the full amount of the term loans under the Ares Credit Agreement was 5.5%, the interest rate on the full amount of the GPMP

PNC Term Loan was 0.6% and the interest rate on the full amount of the New Term Loan was 3.1%. The LIBOR interest rate as of September 30, 2021 was very low, therefore, our exposure was not significant. In connection with the issuance and the sale of the Senior Notes, we repaid in full our outstanding obligations under the Ares Credit Agreement and repaid $200 million of our outstanding obligations under the Capital One Line of Credit. If our applicable interest rates increase by 1%, then our debt service on an annual basis would increase by approximately $2.7 million based on our debt structure after the issuance of the Senior Notes. The Senior Notes bear a fixed interest rate, therefore, an increase or decrease in prevailing interest rates will have no impact on our debt service thereafter. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. However, in March 2021, the Ice Benchmark Administration announced that it will continue to publish the U.S. overnight, one-month, three-month, six-month and 12-month LIBOR through at least June 30, 2023. In July 2021, the Alternative Reference Rates Committee formally recommended the use of the CME’s Group’s forward-looking Secured Overnight Financing Rate (“SOFR”) as a replacement to LIBOR. As of September 30, 2021, approximately 99% of our debt bore interest at variable rates. After the issuance of the Senior Notes in October 2021, our exposure to changes in interest rates was significantly reduced, as of the date of this Quarterly Report on Form 10-Q, approximately 37% of our debt bears interest at variable rates. Most of our credit agreements were entered into in the past three years. Such credit agreements, as amended, include mechanisms pursuant to which the underlying interest rates will be determined according to an alternative index replacing LIBOR, as customary in the market at such time. Since there is still great uncertainty in the market with respect to the elimination of LIBOR and the potential transition to a replacement rate, the impact of such changes on our future debt repayment obligations, results of operations and financial condition remains uncertain.

Exchange Rate Risk

As of September 30, 2021, and following the early redemption of the Bonds (Series C) which were denominated in New Israeli Shekels (“NIS”), our exposure to unfavorable exchange rate fluctuations between the NIS and the U.S. dollar was minimal.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Item 1A. Risk Factors

During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, except as described below. We are updating or supplementing those risk factors with the following risk factors:

We depend on five principal suppliers for the majority of our gross fuel purchases and two principal suppliers for merchandise. A failure by a principal supplier to renew its supply agreement, a disruption in supply or an unexpected change in supplier relationships could have a material adverse effect on our business.

For the nine months ended September 30, 2021, Valero Marketing and Supply Company (“Valero Marketing”), Marathon Petroleum Company LP (“Marathon Petroleum”), Motiva Enterprises LLC (“Motiva”), BP Products North America Inc. (“BP North America”) and Equilon Enterprises LLC DBA Shell Oil Products US (“Shell”) each supplied over 10% of our gross fuel purchases. Our supply agreement with Valero Marketing expires in March 2026, our supply agreement with Marathon Petroleum expires in June 2023, our supply agreements with Motiva expire on various dates over the next five years, our supply agreement with BP North America expires in December 2022 and our supply agreement with Shell expires in August 2023. If any of Valero Marketing, Marathon Petroleum, Motiva, BP North America or Shell elects not to renew its contracts with us, we may be unable to replace the volume of motor fuel we currently purchase from such supplier on similar terms or at all. We rely upon our suppliers to timely provide the volumes and types of motor fuels for which they contract. We purchase motor fuels from a variety of suppliers under term contracts. In times of extreme market demand or supply disruption, we may be unable to acquire enough fuel to satisfy the demand of our customers. Any disruption in supply or a significant change in our relationship with our principal fuel suppliers could have a material adverse effect on our business, financial condition and results of operations.

We depend on two major vendors, Core-Mark and Grocery Supply Company, to supply a majority of our in-store merchandise. Due to COVID-19, driver shortages, and supply chain disruptions, manufacturers and our suppliers are currently experiencing stock shortages and shipping delays. A significant disruption or operational failure affecting the operations of Core-Mark or Grocery Supply Company, including their ability to provide timely deliveries, could materially impact the availability, quality and price of products sold at our convenience stores and gas stations, cause us to incur substantial unanticipated costs and expenses, and adversely affect our business, financial condition and results of operations.

We are subject to payment-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our brand, reputation, business, financial condition and results of operations.

We accept a variety of credit cards and debit cards in our convenience stores and at our fuel pumps and, accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability (as described in the risk factor entitled “We may be held liable for fraudulent credit card transactions on our fuel dispensers”) and reduce the ease of use of certain payment methods. In addition, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us, or if the cost of using these providers increases, our business could be harmed. We are also subject to payment card association operating rules and agreements, including data security rules and agreements and certification requirements which could change or be reinterpreted to make it difficult or impossible for us to comply. In particular, we must comply with the Payment Card Industry Data Security Standard, or PCI-DSS, a set of requirements designed to ensure that all companies that process, store or transmit payment card information maintain a secure environment to protect cardholder data. If we fail to comply with any of these rules or requirements, or if our data security systems are breached or compromised, we may be liable for losses incurred by card issuing banks or customers, subject to fines and higher transaction fees, lose our ability to accept credit or debit card payments from our customers, or process electronic fund transfers or facilitate other types of payments. Any failure to comply with such rules or requirements could significantly harm our brand, reputation, business, financial condition and results of operations.

Significant disruptions of information technology systems or breaches of data security could materially adversely affect our business.

We rely on multiple information technology systems and a number of third-party vendor platforms (collectively, “IT Systems”) in order to run and manage our daily operations, including for fuel pricing, loyalty programs, payroll, accounting, budgeting, reporting, and store operations. Such IT Systems allow us to manage various aspects of our business and to provide reliable analytical information to our management. The future operation, success and growth of our business depends on streamlined processes made available through our uninhibited access to information systems, global communications, internet activity and other network processes. Like most other companies, despite our current security measures, our information technology systems, and those of our third-party service providers, may be vulnerable to information security breaches, ransomware or extortion, acts of vandalism, computer viruses and interruption or loss of valuable business data. Stored data might be improperly accessed due to a variety of events beyond our control, including, but not limited to, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of access to data and information, terrorist attacks, hackers, security breaches or other security incidents, and computer viruses or attacks. We rely on third parties to provide maintenance and support of our IT systems, and a failure of any of these third parties to provide adequate and timely support could adversely affect the operation of our IT systems. We have technology security initiatives and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequately designed or implemented to ensure that our operations are not disrupted or the data security breaches do not occur.

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks which may remain undetected until after they occur. Any breach of our network may result in damage to our reputation, the loss of valuable business data, the misappropriation of our valuable intellectual property or trade secret information, misappropriation of our consumers’ or employees’ personal information, key personnel being unable to perform duties or communicate throughout the organization, loss of retail sales, significant costs for data restoration and other adverse impacts on our business. Despite our existing security procedures and controls, if our network was compromised, it could give rise to unwanted media attention, materially damage our customer relationships, harm our business, reputation, results of operations, cash flows and financial condition, result in fines or litigation, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud. In addition, successful cyberattacks or data breaches at one of our vendors, other convenience store operators, large retailers or other market participants, whether or not we are directly impacted, could lead to a general loss of customer confidence or affect our supply chain which could negatively affect us, including harming the market perception of the effectiveness of our security measures or harming the reputation of the industry in general, which could result in reduced use of our products and services.

The costs of mitigating cybersecurity risks are significant and are likely to increase in the future. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups and other damage-mitigation measures. While we maintain cyber liability insurance, our insurance may not be sufficient to protect against all losses we may incur if we suffer significant or multiple attacks.

We are subject to evolving laws, regulations, standards, and contractual obligations related to data privacy and security regulations, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business.

As a fuel and merchandise retailer, we collect and store large amounts of data on our network, including personal data from customers and other sensitive information concerning our employees and vendors. As such, we are subject to, or affected by, a number of federal, state, and local laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security, and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information including that of our employees, customers, and others. If we are found to have breached any such laws or regulations, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact our revenue, as well as expose us to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position.

The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Our failure to take any steps perceived by the FTC as appropriate to protect consumers’ personal information may result in claims by the FTC that we have engaged in unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices for alleged privacy, data protection and data security violations.

Further, we make public statements about our use and disclosure of personal information through our privacy policies that are posted on our websites. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices.

As described above, we are also subject to the PCI DSS, which is a standard designed to protect credit card account data as mandated by payment card industry entities. We rely on vendors to handle PCI DSS matters and to ensure PCI DSS compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI DSS based on past, present, and future business practices. Our actual or perceived failure to comply with the PCI DSS can subject us to fines, termination of banking relationships, and increased transaction fees.

In addition, numerous states already have, and are looking to expand, data protection legislation requiring companies like ours to consider solutions to meet differing needs and expectations of consumers. Similar laws have been proposed at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging and we may not be able to monitor and react to all developments in a timely manner.

Our failure, and/or the failure by the various third-party service providers and partners with which we do business, to comply with applicable privacy policies or federal or state laws and regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in the unauthorized release of personal data or other user data, or the perception that any such failure or compromise has occurred, could negatively harm our brand and reputation, result in a loss sales and/or result in fines and/or proceedings by governmental agencies and/or customers, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our business could suffer if we fail to adequately secure, maintain, and enforce our intellectual property rights.

We rely on our trademarks, trade names, and brand names to distinguish our products and services from those of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products or services, which could result in loss of brand recognition, and could require us to devote resources advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

We also rely on trademarks that we license from third parties to identify the branded fuels that we supply, including the marks “ExxonMobil,” “Marathon,” “BP,” “Shell,” and “Valero.” In the fast food field, we license trademarks such as “Subway” and “Dunkin’” to use at our applicable franchised or licensed outlets. We also license the “Jetz” trademark for use at certain of our convenience stores in Wisconsin. If we violate the terms of these licenses, we could be liable for damages, and the licenses could be terminated. The termination or non-renewal of any of these licenses could require us to rebrand or to replace the licensed goods and services, and accordingly could have a material adverse effect on our business, reputation, financial condition and results of operations.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we use access controls in an effort to prevent unauthorized use or disclosure of our proprietary or confidential information, however, we cannot assure you that these controls will not be circumvented. We also require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.

If third parties claim that we infringe upon their intellectual property rights, our operating profits could be adversely affected.

We face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend and divert management’s attention, cause us to cease making, licensing or using the products or services that incorporate the challenged intellectual property, require us to rebrand our products or services, if feasible, or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.

Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us of third party intellectual property infringement could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products, any of which could have a negative impact on our operating profits and harm our future prospects.

The recent federal COVID-19 vaccine mandate for certain employers could negatively impact our ability to attract and retain employees and could add increased administrative burden, which could in turn adversely affect our profitability and ability to grow.

On September 9, 2021, President Biden announced a new COVID-19 Action Plan entitled the “Path out of the Pandemic” (the “Plan”). The Plan mandates COVID-19 vaccinations or at least weekly COVID-19 testing for all U.S. employers with 100 or more employees. The United States Department of Labor’s Occupational Safety and Health Administration issued on November 5, 2021 an emergency temporary standard (the “ETS”) entitled “COVID-19 Vaccination and Testing: Emergency Temporary Standard” to make certain requirements of the Plan effective beginning December 5, 2021 and other requirements of the Plan effective beginning January 4, 2022, pending issuance of a permanent rule. Legal challenges to the ETS are currently underway, and additional challenges are possible, which leads to uncertainty about the potential timing of when or if the ETS might actually take effect. The Fifth Circuit Court of Appeals has currently issued a stay of the effectiveness of the ETS. If the ETS becomes effective, whether due to the lifting of the Fifth Circuit Court of Appeals’ stay or otherwise, it could increase the challenges of maintaining and growing our number of employees across all functions and will create operational burdens necessary to track vaccination status and enforce weekly COVID-19 testing of non-vaccinated employees. Competition for employees has significantly increased, while high industry turnover rates remain. This mandate could lead to additional employee turnover caused by employees moving to smaller employers that are exempt from the ETS. If we are unable to continue to attract and retain employees at our current level, we could be required to increase employee compensation in an effort to prevent understaffing at our stores. An increase in our expenses or in the number of employee vacancies could materially and adversely affect our growth and profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On November 9, 2021, the Company acquired the operations and leasehold interest of 36 self-operated convenience stores and gas stations and one development parcel, located in North Carolina (the “Handy Mart Acquisition”). The total consideration for the transaction, including the purchase of real estate by Oak Street pursuant to the Program Agreement (as described in Note 15 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q), will be approximately $112 million plus the value of inventory and cash in the stores on the closing date. The Company financed the consideration for the acquired operations from its own sources and Oak Street has agreed to pay the remaining consideration for certain of the seller’s sites it has agreed to acquire as described below.

At the closing of the transaction, the Company purchased and assumed, among other things, certain vendor agreements, equipment, inventory and goodwill with regard to the acquired assets and paid approximately $12 million plus the value of inventory and cash in the stores on the closing date. At the closing, Oak Street purchased the fee simple ownership in five of the sites for approximately $16 million and will lease an additional 24 sites from the seller until, pending completion of all necessary title work, Oak Street purchases the fee simple ownership in these 24 leased sites from the seller for approximately $84 million. Additionally, at the closing, pursuant to the Program Agreement, the Company entered into a master lease with Oak Street under customary lease terms for the sites Oak Street acquired or will acquire in the Handy Mart Acquisition. As of the closing of the transaction, the Company leases one site, the development parcel and a maintenance facility from the seller and the remaining six sites from other third parties.

Item 6. Exhibits

Exhibit 31.1

Certification by Arie Kotler, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2021.

Exhibit 31.2

Certification by Donald Bassell, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2021.

Exhibit 32.1

Certification by Arie Kotler, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2021.

Exhibit 32.2

Certification by Donald Bassell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2021.

101

The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2021		ARKO Corp.

	By:	/s/ Arie Kotler
	Name:	Arie Kotler
	Title:	Chairman, President and Chief Executive Officer