Form 10-K
period 2021-12-31
ARKO Corp.
filed 2022-02-25
CIK 1823794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-39828

ARKO Corp.

(Exact Name of Registrant as Specified in Its Charter)

______________________________________________

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $790.5 million based on the closing price as reported on the Nasdaq Capital Market on that date. For purposes of determining this number, all named executive officers and directors of the registrant as of June 30, 2021 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form 10-K, and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.

As of February 23, 2022, the registrant had 124,608,334 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects, including the potential impact of the COVID-19 pandemic on our businesses, operating results, cash flows and/or financial condition. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described in “Item 1A-Risk Factors” of this Annual Report on Form 10-K. We do not undertake an obligation to update forward-looking statements, except to the extent required by applicable law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•
changes in economic conditions and consumer confidence in the U.S.;
•
if we do not make acquisitions on economically acceptable terms, our future growth may be limited;
•
we may be unable to successfully integrate the acquired operations or otherwise realize the expected benefits from our acquisitions;
•
our future growth depends on our ability to successfully implement our organic growth strategies;
•
labor, raw materials and building supply shortages and price fluctuations in the construction industry could delay or increase the costs of our store upgrade and remodel program and our maintenance capital expenditures;
•
significant changes in the current consumption of and regulations related to tobacco and nicotine products;
•
changes in the wholesale prices of motor fuel;
•
significant changes in demand for fuel-based modes of transportation;
•
we operate in a highly competitive industry characterized by low entry barriers;
•
negative events or developments associated with branded motor fuel suppliers;
•
we depend on several principal suppliers for our gross fuel purchases and two principal suppliers for merchandise;
•
a portion of our revenue is generated under fuel supply agreements with independent dealers that must be renegotiated or replaced periodically;
•
the retail sale, distribution and storage of motor fuels is subject to environmental protection and operational safety laws and regulations that may expose us or our customers to significant costs and liabilities;
•
business disruption and related risks resulting from the outbreak of COVID-19 and variants of the virus, including associated regulatory changes;
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
•
we depend on third-party transportation providers for the transportation of our motor fuel;
•
our operations present risks which may not be fully covered by insurance;
•
our variable rate debt;
•
the agreements governing our indebtedness have various restrictions and financial covenants;
•
the proposed phase out of the London Interbank Offered Rate (“LIBOR”);
•
we incur significant expenses and administrative burdens as a public company;
•
our principal stockholders and management control us and their interests may conflict with yours in the future;
•
our corporate structure includes Israeli subsidiaries that may have adverse tax consequences and expose us to additional tax liabilities;
•
we may not be able to effectively maintain controls and procedures required by Section 404 of the Sarbanes-Oxley Act;
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

Overview

We own, indirectly, 100% of GPM, which is our operating entity. Based in Richmond, VA, we are a leading independent convenience store operator and, as of December 31, 2021, we were the sixth largest convenience store chain operator in the United States ranked by store count, operating 1,406 retail convenience stores. As of December 31, 2021, we operated the stores under 19 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, ExpressStop®, E-Z Mart®, fas mart®, fastmarket®, Handy Mart, Jiffi Stop®, Li’l Cricket, Next Door Store®, Roadrunner Markets, Rstore, Scotchman®, shore stop®, Town Star, Village Pantry® and Young’s. As of December 31, 2021, we also supplied fuel to 1,628 independent dealer locations. We are well diversified geographically and as of December 31, 2021, operated across 33 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”). We believe we benefit greatly by using established store banners. Our community of brands have been in existence for an average of approximately 50 years. We leverage their long-term community involvement, highly recognizable brands and customer loyalty in their respective markets. Our stores derive significant value from the scale, corporate infrastructure and centralized marketing programs associated with our large network.

We derive our revenue from the retail sale of fuel, the wholesale distribution of fuel and from the retail sale of a wide array of products offered in our retail stores, together with foodservice offerings.

The Business

We primarily operate in two business segments: retail and wholesale. Additionally, our third segment, GPMP, engages in the wholesale distribution of fuel. For the year ended December 31, 2021, the retail segment generated total revenues of approximately $4.7 billion, including approximately $1.7 billion of in-store sales and other revenues. In addition, the retail segment sold a total of 1,038.6 million gallons of branded and unbranded fuel to its retail customers. As a wholesale distributor of motor fuel, we distribute branded and unbranded motor fuel from refiners through third-party transportation providers. As of December 31, 2021, we distributed fuel to 1,628 independent dealer locations and spot and bulk purchasers throughout our footprint. For the year ended December 31, 2021, the wholesale segment sold 978.0 million gallons of fuel, generating revenues of approximately $2.7 billion. Our subsidiary, GPM Petroleum LP, which we refer to as GPMP, distributes motor fuels on a fixed fee per gallon basis to both our retail and wholesale sites. For the year ended December 31, 2021, 99.9% of the total fuel gallons distributed by GPMP were to GPM sites. GPM purchases all of its fuel from GPMP and we own 100% of the general partner of GPMP and, as of December 31, 2021, 99.8% of the GPMP limited partner units.

Retail Business

Our retail convenience stores offer a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. Almost all stores sell fuel. We operate our stores under 19 regional store brands, including 1-Stop, Admiral, Apple Market®, BreadBox, ExpressStop®, E-Z Mart®, fas mart®, fastmarket®, Handy Mart, Jiffi

Stop®, Li’l Cricket, Next Door Store®, Roadrunner Markets, Rstore, Scotchman®, shore stop®, Town Star, Village Pantry® and Young’s.

In October 2017, we entered into an agreement to develop 10 Dunkin’ restaurants in the tri-cities area (Tennessee, Virginia and Kentucky). To date, we have opened four sites and plan to open two additional sites in 2022. The current development deadline under the agreement is October 2023.

We offer foodservice at over 400 company-operated stores. The foodservice category varies by store and includes hot and fresh foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. In many stores, we offer value priced food items such as hot dogs and chicken sandwiches. In addition, we operate over 90 branded quick service restaurants consisting of major national brands, including Dairy Queen, Dunkin’, Sbarro, Subway and Taco Bell. We provide a number of traditional convenience store services that generate additional income, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate revenue from car washes at approximately 90 of our locations.

Wholesale Business

The wholesale segment supplies fuel to independent dealers, sub-wholesalers and bulk and spot purchasers, on either a cost plus or consignment basis, as described below.

•
Consignment contracts — 229 sites as of December 31, 2021. In arrangements of this type, the Company continues to be the owner of the fuel until the date of sale to the final customer (the consumer). In these arrangements, the gross profit which is created from the sale of the fuel is allocated between the Company and the independent dealer based on the terms of the relevant agreement with the independent dealer. In certain cases, gross profit is split by a percentage and in others, a fixed fee per gallon is paid to the independent dealer. The Company recognizes revenues on the date of the sale to the final customer at the pump.
•
Fuel supply contracts (“Cost Plus”) — 1,399 sites as of December 31, 2021 and bulk and spot purchasers. In arrangements of this type, the independent dealer purchases the fuel from the Company. The Company makes final sales to independent dealers (referred to as “lessee-dealers” if the dealers lease the station from us or “open-dealers” if they control the site), sub-wholesalers and bulk and spot purchasers on a fixed-fee basis. The Company recognizes revenue upon delivery of the fuel to the independent dealer. In arrangements of this type, the sales price to the independent dealer is determined according to the terms of the relevant agreement with the independent dealer, which typically reflects our total fuel costs plus the cost of transportation, prompt pay discounts, rebates and a margin, largely eliminating our exposure to commodity price movements.

In October 2020, we consummated our acquisition of the business of Empire Petroleum Partners, LLC, which we refer to as “Empire” and collectively, the “Empire Acquisition.” The Empire Acquisition added significant scale to our wholesale segment in terms of fuel gallons sold (including 195 sites on a consignment basis) and materially increased our footprint by adding 10 new states and the District of Columbia.

Trends Impacting Our Business

We operate within the large and growing U.S. convenience store industry. According to the National Association of Convenience Stores, the U.S. convenience store industry has grown in-store sales from $182.4 billion in 2009 to $255.6 billion in 2020, which represents a compound annual growth rate (“CAGR”) of 3.1%. Pretax income for the industry also grew from $4.8 billion in 2009 to $16.0 billion in 2020, representing a CAGR of 11.6%.

The U.S. convenience store industry was comprised of 148,026 stores as of December 31, 2021 and remains highly fragmented as single-store operators account for approximately 60% of all convenience stores, a 3.1% decrease from 2020, and the 10 largest convenience store retailers account for less than 20% of the store base in the United States (as of the end of 2020). We have achieved strong store growth over the last several years, primarily by implementing a successful acquisition strategy within this highly fragmented convenience store industry. From 2013 through 2021, we completed 20 acquisitions. As a result, our site count, including retail and wholesale, has grown from 320 sites in 2011 to 3,034 sites as of December 31, 2021. These strategic acquisitions have had, and we expect will continue to have, a significant impact on our reported results and can make period to period comparisons of results difficult. With our achievement of significant size and scale, we have added an additional focus of organic growth, including implementing company-wide marketing and merchandising initiatives, which we believe will result in significant value accretion to all the assets we have acquired. We believe that this complementary strategy will help further our growth through both acquisitions and organically and improve our results of operations. We also plan to pursue accretive opportunities that will help execute our overall strategy.

There is an ongoing trend in the convenience store industry focused on increasing and improving in-store foodservice offerings, including fresh foods, quick service restaurants and proprietary food offerings. We believe consumers may be more likely to patronize convenience stores that include such new and improved food offerings, which may also lead to increased inside merchandise sales or fuel sales for such stores. Although our food and beverage sales have been negatively impacted during the COVID-19 pandemic, we believe this trend will reverse when the effects of the pandemic subside.

The U.S. convenience store industry has shown resilience to the negative economic impacts of the COVID-19 pandemic, including due to the designation of convenience stores as essential businesses during the statewide shutdowns associated with the COVID-19 pandemic. Furthermore, convenience stores drew more “fill-in” visits for various food and other grocery items during the COVID-19 pandemic. We believe that convenience retail is a dynamic industry that flexes and evolves with changing consumer preference and will continue to do so as a result of the COVID-19 pandemic.

We believe that we will continue to benefit from several key industry trends and characteristics, including:

•
Continued opportunities to compete more effectively and grow through acquisitions as a result of industry fragmentation and the consolidation trend;
•
Increasing size of retail stores, specifically supermarkets and large format hypermarkets, driving consumers to small box retailers, such as convenience stores, to meet their demand for speed and convenience in daily shopping needs;
•
Changing consumer demographics, shopping habits and eating patterns as a result of the continually evolving COVID-19 pandemic, including the spread of variants of COVID-19, will require convenience store operators to alter foodservice and product offerings inside the store and this presents an opportunity as we expand foodservice offerings to meet changing consumer preferences;
•
While consumption of cigarettes, a major product category for convenience store retailers, has declined nationwide, U.S. convenience store industry in-store sales and profits have continued to increase as retailers shift offerings to higher margin products, such as other tobacco products, packaged and dispensed beverages and foodservice;
•
U.S. national fuel margin is trending higher from an average of 17.1 cents per gallon from 2009 through 2013 to an average of 22.2 cents per gallon from 2014 through 2019 and further increasing to an average of 35.2 cents per gallon in 2020, according to OPIS Retail Year in Review—a result of large fuel suppliers exiting the convenience store market as well as operators pricing more rationally to recuperate gradually increasing operating costs and declining tobacco sales;
•
Continued investment in new technology platforms and applications to adapt to new consumer preferences including speed of convenience, contactless and order ahead service, and home delivery services such as DoorDash and GrubHub;
•
Investments in Electric Vehicle (“EV”) infrastructure, including increased size and availability of government grants and subsidies to install EV chargers;
•
Recession resilient nature of the industry as demonstrated by strong sector performance during the 2001 Dot Com Recession, the 2007—2009 Great Recession and the 2020 COVID-19 Recession.

Competitive Strengths

We believe that the following competitive strengths differentiate us from our competitors and contribute to our continued success:

Leading industry consolidator with a proven track record of integrating acquisitions and generating strong returns on capital. We believe we are one of the largest, most active consolidators in the highly-fragmented convenience store industry. Between January 1, 2013 and December 31, 2021, we completed 20 acquisitions, expanding our retail store count approximately 6.9x. As an experienced acquirer, we have demonstrated the ability to generate strong returns on capital and meaningfully improve target performance post-integration through operating expertise and economies of scale. We believe that continued scale advantage has enabled us to become a formidable industry player, enhanced our competitiveness, and positioned us as an acquirer of choice within the industry. As a “super-jobber” wholesaler, we believe we are better positioned to gain and renew supply contracts from independent dealers in addition to retail convenience store and wholesale fuel portfolios, and we incentivize our wholesale sales staff based on renewals.

Leading Market Position in Highly Attractive, Diversified and Contiguous Markets. As of December 31, 2021, our network consists of approximately 3,034 locations across 33 states and the District of Columbia. We are well diversified across geographies in the Midwest, Southeast, Mid-Atlantic, Southwest and Northeast regions of the United States. We have traditionally acquired a majority of our stores in smaller towns with less concentration of national-chain convenience stores. We believe that our focus on secondary and tertiary markets allows us to preserve “local” brand name recognition and aligns local market needs with capital investment.

Entrenched Local Brands with a Large Store Portfolio. As of December 31, 2021, we operated our stores under 19 regional brand names (which we consider to be “a Family of Community Brands”). Upon closing of an acquisition, rather than rebranding a group of stores, we have typically left the existing store name in place to leverage customer familiarity and loyalty associated with the local brand. We believe we benefit greatly from the established brand equity in our portfolio of store banners acquired over time. Our acquired brands have been in existence for an average of approximately 50 years and each brand, with its respective long-term community involvement, is highly recognizable to local customers. These advantages of regional store branding are complemented by the significant value derived from the scale, corporate infrastructure, and centralized marketing programs associated with our large store network. These benefits include:

•
Centralized merchandising, marketing and procurement programs;
•
Fuel price optimization and purchasing functions;
•
Comprehensive portfolio of fuel brands with strong consumer recognition through national advertising;
•
Common loyalty program under the name fas REWARDS®;
•
Centralized environmental management and environmental practices; and
•
Common IT and point-of-sale platforms.

Dual Retail and Wholesale Business Model Generates Stable and Diversified Cash Flow. We believe that our business model of operating both retail convenience stores and wholesale motor fuel distribution generates stable and diversified cash flows, providing us with advantages over many of our competitors. We are able to take advantage of the combined fuel purchasing volumes to obtain attractive pricing and terms while reducing the variability in fuel margins. We believe that operating a wholesale business also provides strategic flexibility as we are able to convert certain lower performing company-operated sites to consignment agent and lessee-dealer trade channels.

Flexibility to Address Consumers Changing Needs. Despite our large size, we believe we are a nimble retail marketer with the ability to alter store offerings quickly in the face of changing consumer needs. Our ability to pivot is facilitated by our streamlined and efficient internal decision-making structure and process that allows for the rapid implementation of new initiatives. Our flexibility is complemented by deep relationships with a host of manufacturers and suppliers worldwide. By way of example, upon the onset of the COVID-19 pandemic, we were able to fully stock our stores with essential items, such as hand sanitizer, wipes and face masks, ahead of many of our competitors, as well as partner with DoorDash at over 680 of our sites.

Experienced Management with Significant Ownership. Our management team, led by Arie Kotler, our Chairman, President and Chief Executive Officer, has a strong track record of revenue growth and profitability improvement. Arie Kotler purchased majority ownership and control of GPM in 2011, when it directly operated or supplied fuel to 320 stores and had revenues of approximately $1.2 billion. We have a highly tenured and talented management team across all facets of our organization, including operations, marketing, facilities, fuel, environmental, wholesale, real estate, finance and administrative, and have added leaders in key positions intended to enable continued business growth. Our management team has an average tenure with GPM and in the convenience store industry of 16 years and 23 years, respectively. Arie Kotler is our largest individual stockholder, currently owning approximately 17% of our issued and outstanding shares of common stock.

Experienced Board of Directors. Our Board of Directors is comprised of executives with decades of experience in industries highly relevant to our business, including convenience stores, quick service restaurants, energy, finance, real estate and marketing. With a majority independent structure guided by strong governance bylaws and guidelines, the board adds significant strategic value based upon its view of what is in the best interest of our business and stockholders.

Strong Balance Sheet with Capacity to Execute Growth Strategy. As of December 31, 2021, we had significant cash on our balance sheet and capacity available under existing lines of credit. In addition, we generally finance inventory purchases on customary trade credit terms, which is aided by relatively quick inventory turnover, enabling us to manage the business without large amounts of cash and working capital. As a result of these financial resources, we believe that we will have ample financial flexibility to execute on our growth strategy.

Growth Strategy

We believe that we have a significant opportunity to increase our sales and profitability by continuing to execute our operating strategy, growing our store base in existing and contiguous markets through acquisitions, and enhancing the performance of current stores. With our achievement of significant size and scale, we believe that our refocused organic growth strategy, including implementing company-wide marketing and merchandising initiatives, will add significant value to our assets. We believe that this complementary strategy will help further enhance our growth and results of operations. We expect to use a portion of the cash available to us to fund our growth strategy. Specific elements of our growth strategy include the following:

Continue to Implement Merchandise and Fuel Initiatives to Drive Profitability and Growth:

Enhanced Marketing Initiatives. We plan to continue to pursue numerous in-store sales growth and margin enhancement opportunities that exist across our expansive footprint. The initiatives we are currently implementing or evaluating include, among others:

•
enhanced customer relationship-focused loyalty program and associated promotional activities;
•
enhanced store planogram and product mix optimization with customer centric data-driven placement of top-selling SKUs across all categorizes with select regional customization;
•
expansion of delivery services in approximately 300 stores, for a total of approximately 975 stores;
•
expansion of bean-to-cup coffee programs across approximately 525 stores;
•
strategic partnerships with highly relevant quick service restaurants; and
•
new partnership with Sbarro anticipated to provide pizza offerings in approximately 50 stores.

Foodservice Opportunity. Our current foodservice offering, which varies by store, primarily consists of hot and fresh foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. In many stores, we offer value priced food items such as hot dogs and chicken sandwiches. We have historically relied upon a limited number of franchised quick service restaurants and in-store delis to drive customer traffic rather than other foodservice offerings. As a result, we believe that our under-penetration of foodservice presents an opportunity to expand foodservice offerings and margin in response to changing consumer behavior. In addition, we believe that continued investment in new technology platforms and applications to adapt to evolving consumer eating preferences, including contactless checkout, order ahead service, and delivery will further drive growth in profitability.

Utilize Real-time Fuel Pricing Analysis. Our fuel pricing software enables real-time insight into street-level pricing conditions across our entire portfolio and estimates demand impacts from various pricing alternatives. This allows us to rapidly make pricing decisions intended to satisfy gallon and gross profit targets. Many of our competitors are smaller operators who may not have such visibility into their fuel pricing strategies and as a result forego opportunities to optimize total fuel margin.

Pursue Acquisitions in Existing and Contiguous Markets. We have completed 20 acquisitions in the last nine years, adding approximately 1,400 retail stores and approximately 1,500 independent dealer locations. We believe that our acquired locations combined with our scalable infrastructure represents a strong platform for future growth through acquisitions and organic growth within the highly fragmented convenience store industry. With approximately 70% of the convenience store market composed of chains with 50 or fewer locations as of 2020, we believe that there is ample opportunity to continue to consolidate. We have traditionally acquired a majority of our stores in smaller towns with less concentration of national-chain convenience stores. Approximately 45% of all our retail stores are in cities with populations of fewer than 20,000 people. Additionally, approximately 17% of all retail stores are in cities with populations between 20,000 and 50,000 people. We believe that our focus on secondary and tertiary markets allows us to preserve “local” brand name recognition and align local market needs with capital investment. We have established a dedicated in-house M&A team that focuses on identifying, closing and integrating acquisitions. We have a highly actionable pipeline of potential targets, and we currently focus on existing and contiguous markets where demographics and overall market characteristics are similar to our existing markets. In addition, we believe that our unique retail/wholesale business model provides us with strategic flexibility to acquire chains with both retail and independent dealer locations.

Store Remodel and Organic Growth Opportunities. We believe that we have an expansive, embedded opportunity to enhance our existing store base through multiple organic growth initiatives. We have driven significant synergies from acquisitions but have yet to further optimize the performance of certain stores we have purchased. Two stores were remodeled in 2021 and we completed a raze-and-rebuild in Rock Hill, South Carolina in November 2021. In addition, six stores are undergoing remodeling to be completed in the first half of 2022 and we plan to break ground on a new-to-industry (“NTI”) store in Atlanta, Texas in the fourth quarter of 2022 and have identified additional NTI opportunities for which we plan to commence the planning and engineering phase in 2022 with expected construction completed in 2023. As part of our history of opening successful quick service restaurants such as Dunkin’ and Sbarro, we opened one new Dunkin’ in 2021 and are planning to open additional new Dunkin’ locations in 2022. We also routinely remodel our Dunkin’ locations.

We constantly monitor macroeconomic factors such as rising materials costs, shortages, construction industry price fluctuations and labor shortages and we closely analyze key performance indicators in our remodel program. While we plan our pace moving forward, including review of further raze-and-rebuild and NTI opportunities and analyze results so far, strategic organic growth strategies that we intend to deploy in 2022 include 50 in-store Sbarro as part of our quick service restaurant partnerships, and a combination of improvements, such as bean-to-cup coffee offerings, which will be expanded to 525 stores, and our successful grab-n-go and freezer strategy that was implemented in 2021 and to be expanded to even more stores.

Suppliers

We leverage both our relationships with major consumer packaged goods supplier partners and wholesale distributors such as Core-Mark and Grocery Supply Company, as well as approximately 700 direct store delivery supplier distributors.

We purchase motor fuel primarily from large, integrated oil companies and independent refiners under supply agreements. In addition, we purchase unbranded fuel from branded and unbranded fuel suppliers to supply 239 unbranded retail fueling locations. As of December 31, 2021, approximately 82% of our retail fuel locations sold branded fuel. We sell branded fuel under the Valero®, Marathon®, BP®, Shell®, and Motiva® brand names, plus several other brands. In addition to driving customer traffic, we believe that our branded fuel strategy enables us to maintain a secure fuel supply.

Competition

We operate in a highly competitive retail convenience market, which includes businesses with operations and services that are similar to ours, primarily the sale of convenience items and motor fuels. We face significant competition from other large chain operators, such as: 7-Eleven/Speedway; Circle K; Casey’s; Murphy USA; Quik Trip; Royal Farms; Sheetz; and Wawa. In particular, large convenience store chains have expanded their numbers of locations and remodeled their existing locations in recent years, enhancing their competitive position. We believe that convenience stores managed by individual operators that offer branded or non-branded fuel are also significant competitors in the market. Often, operators of both chains and individual stores compete by selling unbranded fuel at lower retail prices relative to the market. We believe that the primary competitive factors influencing the retail segment are: site location; competitive prices; convenient access routes; the quality and configuration of the store and the fueling facility; the range of high-quality products and services offered; a convenient store-front; cleanliness; branded fuel; and the degree of capital investment in the store.

The convenience store industry is also experiencing competition from other retail sectors, including grocery stores, large warehouse retail stores, dollar stores and pharmacies. In particular, dollar stores (such as Family Dollar and Dollar General) and pharmacies (such as CVS and Walgreens) have expanded their product offerings to sell snacks, beer and wine and other products that have traditionally been sold by convenience stores, while grocery and large warehouse stores (such as Costco and Wal-Mart) have expanded their fuel offering adjacent to their stores. In smaller towns and more rural areas, we primarily compete with other local convenience stores, local or regional grocery stores, and to some extent, restaurants, and in more heavily populated areas, we often compete with local retailers as well as major national grocery chains, national drug store and warehouse retail stores brands like those mentioned above, traditional convenience stores, expanded fuel stations, and discount food retailers.

We believe that the primary barriers to entry in this industry are the significant financial strength required to enter into agreements with suppliers of fuel products and competition from other fuel companies and retail chains.

The wholesale business is also competitive. Our wholesale segment competes with refiners that distribute their own products, as well as other independent third-party motor fuel distributors. Wholesale fuel distributors typically compete by offering shorter contract commitments, lesser collateral requirements and larger incentives to enter into contracts. We distribute fuel sourced from a number of major oil company suppliers which allows us to approach a wide variety of branded and unbranded independent dealers in order offer a variety of alternative supply arrangements.

In the wholesale segment, we supply fuel to third parties both at sites owned or leased by the third party, sites that we own or have a long-term lease, as well as bulk and spot purchasers. In order to mitigate this competition, we typically offer the independent dealers competitive pricing within the framework of our existing fuel supply agreements, such as those we have with Valero, BP, Shell, Motiva, Marathon and ExxonMobil.

Government Regulation

Our operations are subject to numerous legal and regulatory restrictions and requirements at the federal, state and local levels. With regard to fuel, these restrictions and requirements relate primarily to the transportation, storage and sale of petroleum products, including stringent environmental protection requirements. In our wholesale and GPMP segments, we are also subject to the Petroleum Marketing Practices Act, which is a federal law that applies to the relationships between fuel suppliers and wholesale distributors, as well as between wholesale distributors and independent dealers, regarding the marketing of branded fuel. The law is intended to prevent the arbitrary or discriminatory cancellation, or non-renewal, of dealership agreements and stipulates limitations on the cancellation, or non-renewal, of agreements for distribution of branded fuel, unless certain conditions are satisfied.

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

EMV, which stands for Europay, MasterCard and Visa, is a global standard for credit cards that use computer chips to authenticate and secure chip-card transactions. The liability for fraudulent credit card transactions shifted from the credit card processor to us in October 2015 for transactions processed inside the convenience stores and shifted to us in April 2021 for transactions at the fuel dispensers. We have upgraded all of our inside point-of-sale machines to be EMV-compliant, and, in connection with a limited amount of incentive funds provided by fuel suppliers, we are actively upgrading our fuel dispensers to be EMV-compliant at the fuel dispenser with approximately 37% of retail locations completed as of December 31, 2021. Both due to the unavailability of the correct software from branded fuel suppliers, the required time and cost necessary to upgrade each site, and supply chain constraints, we did not upgrade all of our sites prior to April 2021, but anticipate being approximately 65% complete by the end of 2022 and being substantially complete by the end of 2023. Accordingly, we may be subject to liability for fraudulent credit card transactions processed at fuel dispensers. We do not believe that this will expose us to material liability.

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

We are subject to local, state and federal laws and regulations that address our properties and operations, including, without limitation the transportation, storage and sale of fuel, which have a considerable impact on our operations, including compliance with the requirements and regulations of the U.S. Environmental Protection Agency (“EPA”) and comparable state counterparts. We are required to comply with the following regulations, among others:

•
The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and comparable state and local laws, which imposes strict, and under certain circumstances, joint and several, liability, without regard to fault, on the owner and operator as well as former owners and operators of properties where a hazardous substance has been released into the environment, including liabilities for the costs of investigation, removal or remediation of contamination and any related damages to natural resources.
•
The Resource Conservation and Recovery Act (“RCRA”) gives EPA the authority to control hazardous waste from the “cradle-to-grave”. This includes the generation, transportation, treatment, storage, and disposal of hazardous waste. RCRA also address environmental problems that could result from underground tanks storing fuel and other hazardous substances.
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

The EPA, and several states, have established regulations concerning the ownership and operation of underground fuel storage tanks (“UST”), the release of hazardous substances into the air, water and land, the storage, handling disposal and transportation of hazardous materials, restrictions on exposure to hazardous substances and maintaining safety and health of employees who handle or are exposed to such substances. These regulations require UST owners to demonstrate that they have the financial capacity to pay for environmental cleanup associating with USTs. Several states in which we conduct business have state-sponsored trust fund programs that allow for the sharing and reimbursement of the costs of corrective measures incurred by UST owners. In addition, we are subject to regulations regarding fuel quality and air emissions.

We are committed to compliance with all applicable environmental laws and regulations. We allocate a portion of our capital expenditure program to compliance with environmental laws and regulations and environmental remediation and such capital expenditures were approximately $7.9 million for the year ended December 31, 2021, and we anticipate expenditures of approximately $3.0 million for the year ending December 31, 2022. Our environmental department maintains direct interaction with federal, state and local environmental agencies for each state in which we operate. As part of our environmental risk management process, we engage environmental consultants and service providers to assist in analyzing our exposure to environmental risks by developing remediation plans, providing other environmental services, and taking corrective actions as necessary.

Human Capital Resources

As of December 31, 2021, we employed 11,236 employees, with 10,197 employed in our stores and 1,039 in corporate and field management positions. As of December 31, 2021, none of our employees were represented by a labor union or have terms of employment that are subject to a collective bargaining agreement. We consider our relationships with our employees to be good and have not experienced any work stoppages.

We value our employees and believe that employee development and training are key elements of our effective performance. Through training, we feel that improving the skills of current staff increases productivity and boosts our bottom line, at a fraction of the cost of hiring new employees. We offer training based on our employees’ specific job requirements and employee levels through the use of training modules and on-the-job training conducted by store managers or our Regional Training team. Our Regional Training team conducts the Company and industry-specific training to ensure store management is well-versed in the latest operating policies, standards and techniques. Trainings vary based on employee level, but generally focus on topics such as customer service, safety, environmental issues and regulations, as well as our operations and policies. We have developed training centers for new employees at certain of our regional offices. Our experienced store managers and our corporate trainers conduct the training of store managers from acquired sites in a classroom setting pre- and post-acquisition, as well as on-the-job training. We have also developed designated training programs for Store Manager Trainees, Assistant Managers and Food Service Managers. We have developed, and continue to refine, additional training programs for store and district managers, focusing on leadership and other “soft skills.” We help identify clear career paths to retain current employees and attract new employees by encouraging them to grow with the Company through educational training programs, matching employees with their interests or identifying a career trajectory other employees have taken.

The annual turnover rate of our store employees was approximately 168% in 2021. We seek to recruit and retain qualified personnel to work in our stores. The impact from the COVID-19 pandemic on employment trends and the prevailing wage rates in the markets in which we operate, including voluntary increases in wages because of current labor market conditions, have increased our costs associated with recruiting and retaining qualified personnel, and may continue to do so in the future.

We seek to promote employee retention by providing attractive employee benefits, raising wages where applicable and by granting sign-on, retention, referral and other bonus opportunities to our employees based on their respective roles. By researching and understanding hiring trends, we have adopted mobile technology to simplify the application process and, in response to COVID-19, we have invested in additional recruiting resources and implemented virtual recruiting and interviewing methods. We have also deployed enhanced recruiting techniques to optimize the selection of our talent pool.

Intellectual Property

We rely on trademarks that we own and trademarks we license from third parties to protect our brands and identify the source of our goods and services. We have registered or applied to register many of our trademarks with the United States Patent and Trademark Office, including: “E-Z Mart®,” “fas fuel®,” “fas mart®,” “fas REWARDS®,” “Scotchman®,” “shore stop®” and “Village Pantry®.”

We also rely on trademarks that we license from third parties to identify the goods and services that we provide to our customers. We license various marks in relation to the branded fuels that we supply, including “ExxonMobil,” “Marathon,” “BP,” “Shell,” and “Valero.” In our quick service food offerings, we license trademarks such as “Subway” and “Dunkin’” to use at our applicable franchised or licensed outlets. We also license the “Jetz” trademark for use at certain of our convenience stores in Wisconsin.

We rely on other forms of intellectual property to help establish and maintain our competitive advantage, including proprietary software, trade secrets and other proprietary and confidential information. We receive confidential information from our franchise and fuel supply partners, and use it in the operation of our stores under agreements that we have with our partners. We also rely on our own proprietary and confidential information, including trade secrets and a limited amount of proprietary software, to conduct our business and preserve our position in the market. As a key part of our broader risk management strategy, we use access controls and contractual restrictions in an effort to prevent unauthorized use or disclosure of our proprietary or confidential information.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Information that we file with the SEC is available at the SEC’s website at www.sec.gov. We also make available free of charge on or through our website, at www.arkocorp.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Use of our Website and Social Media to Distribute Material Company Information

We use our website as a channel of distribution for important Company information. We routinely post on our website important information, including press releases, investor presentations and financial information, which may be accessed by clicking on the News & Events, Company Info and Governance sections of www.arkocorp.com. We also use our website to expedite public access to time-critical information regarding our Company in advance of, or in lieu of, distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the News & Events, Company Info and Governance sections of our website for important and time-critical information. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when certain new information is made available on our website. Information contained on, or accessible through, our website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K.

Additionally, we use Twitter to distribute Company information, and you can follow us on our Twitter feed (@ARKOInvestors). We encourage investors, the media and other interested parties to review the information we post on our website and on Twitter, together with the information we file with the SEC and announce via press releases, conference calls and webcasts.

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

Our ability to grow depends substantially on our ability to make acquisitions. We intend to expand our retail business and independent dealer distribution network through acquisitions. However, we may be unable to take advantage of accretive opportunities for any of the following reasons:

•
We are unable to identify attractive acquisition opportunities;
•
We are outbid by competitors;
•
We are unable to reach an agreement regarding the terms of pursued acquisitions;
•
We are unable to raise financing for such acquisitions on economically acceptable terms; or
•
We may be limited in our ability to acquire new sites due to antitrust regulations, and regulators may require that we effect divestitures as a condition to completing certain acquisitions. Any such required divestitures may be on economically unattractive terms, which could result in losses or otherwise reduce the overall economic value of certain acquisitions.

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
•
We may not be able to retain key personnel from the acquired businesses;
•
We may be unable to discover material liabilities of businesses that we acquire until after the completion of the relevant acquisition;
•
We rely on data from the businesses that we acquire and there may be real or perceived inaccuracies in this data;
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

We may be unable to successfully integrate acquired operations or otherwise realize the expected benefits from our acquisitions, which could adversely affect the expected benefits from our acquisitions and our results of operations and financial condition.

Any acquisition involves the integration of the business of two companies that have previously operated independently. The difficulties of combining the operations of the two businesses include:

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

The success of our acquisitions will depend, in part, on our ability to realize the anticipated benefits from combining the acquired business with ours. If we are unable to successfully integrate an acquired business, the anticipated benefits of such acquisition may not be realized fully or may take longer to realize than expected. For example, we may fail to realize the anticipated increase in earnings anticipated to be derived from an acquisition. In addition, as with any acquisition, a significant decline in asset valuations or cash flows may also cause us not to realize expected benefits.

Our future growth depends on our ability to successfully implement our organic growth strategies, a part of which consists of remodeling our convenience stores.

A part of our organic growth strategy consists of remodeling our convenience stores in order to improve customers’ shopping experience by offering high-quality, convenient and efficient facilities. Such large-scale remodeling projects entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and non-availability of construction equipment. Such risks, in addition to potential difficulties in obtaining any required licenses and permits, could lead to significant cost increases and substantial delays in the opening of the remodeled convenience stores. Historically, we have not previously undertaken such large-scale remodeling projects. For the limited number of remodeling projects we have completed and are in progress, these factors have led to certain delays and increased costs for our remodel program, and although we believe we are successfully navigating these challenges, there can be no assurance that we will be able to achieve our growth targets by successfully implementing this strategy.

Labor, raw materials and building supply shortages and price fluctuations in the construction industry could delay or increase the costs of our store upgrade and remodel program and our maintenance capital expenditures, which could adversely affect our operating results.

We rely on many raw materials and skilled labor for our store upgrade and remodel program and our routine maintenance capital expenditures. The construction industry has, from time to time, experienced labor and raw material shortages and has been adversely affected by volatility in global commodity prices. In particular, shortages and fluctuations in the prices for labor, concrete, steel, drywall, lumber or other important raw materials could result in the continuance of the delays in the start or completion of, or further increases to the cost of, our store upgrade and remodel program or routine maintenance expenditures, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Significant changes in current consumption of and regulations related to tobacco and other tobacco products could materially adversely affect our business.

Tobacco and other tobacco products, which accounted for approximately 10% of our total revenues for the year ended December 31, 2021, are a significant revenue source for us. Significant increases in wholesale cigarette and other tobacco product prices, current and future tobacco legislation, including restrictions or bans on flavored tobacco products, national, state and local campaigns to discourage smoking, reductions in manufacturer rebates for the purchase of tobacco products and increases in, and new, taxes on cigarettes and other tobacco products could have a material adverse effect on the demand for tobacco products and, in turn, on our financial condition and results of operations.

Our financial condition and results of operations are influenced by changes in the wholesale prices of motor fuel, which may materially adversely impact our sales, customers’ financial condition and the availability of trade credit.

During the fiscal year ended December 31, 2021, fuel sales were approximately 77% of our total revenues and 48% of our combined fuel and merchandise margin. Historically, we have not carried retail fuel inventory on hand for more than nine days in the ordinary course of our business and have not engaged in hedging transactions. Our operating results are influenced by prices for motor fuel, variable retail margins and the market for such products. Crude oil and domestic wholesale motor fuel markets are volatile. General political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East, Russia, Africa and South America, could significantly affect crude oil supplies and wholesale fuel prices. Significant increases and volatility in wholesale fuel prices could result in substantial increases in the retail price of motor fuel products, lower fuel gross margin per gallon, lower demand for such products and lower sales to consumers and independent dealers. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our financial condition and results of operations. Increases in fuel prices generally compress retail fuel margin because fuel costs typically increase faster than retailers are able to pass them along to customers. In addition, when prices for motor fuel rise, some of our independent dealers may have insufficient credit to purchase motor fuel from us at their historical volumes. Furthermore, when motor fuel prices decrease, so do prompt payment incentives, which are generally calculated as a percentage of the total purchase price of the motor fuel distributed. Additionally, because the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump result in higher credit card expenses. These additional fees increase operating expenses. Finally, higher prices for motor fuel may reduce our access to trade credit or worsen the terms under which such credit is available to us, which could have a material adverse effect on our financial condition and results of operations.

Significant changes in demand for fuel-based modes of transportation could materially adversely affect our business.

The road transportation fuel and convenience business is generally driven by consumer preferences, growth of road traffic and trends in travel and tourism. Automotive, industrial and power generation manufacturers are developing more fuel-efficient engines, hybrid engines, electric vehicles and alternative clean power systems. In 2021, hybrid and electric vehicles accounted for approximately 8.3% of all light vehicle sales in the United States. A number of key factors could impact current customer behavior and trends with respect to road transportation and fuel consumption. These include new technologies providing increased access to non-fuel dependent means of transportation, legislation and regulations focused on fuel efficiency and lower fuel consumption, and the public’s general approach with regard to climate change and the effects of greenhouse gas emissions. Significant developments in any of the above-listed factors could lead to substantial changes in the demand for petroleum-based fuel and have a material adverse effect on our business, financial condition and results of operations.

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

The success of our operations is dependent, in part, on the continuing favorable reputation, market value and name recognition associated with the motor fuel brands sold at our gas stations and to independent dealers. An event which adversely affects the value of those brands could have a negative impact on the volumes of motor fuel we distribute, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We depend on several principal suppliers for our gross fuel purchases and two principal suppliers for merchandise. A failure by a principal supplier to renew its supply agreement, a disruption in supply or an unexpected change in supplier relationships could have a material adverse effect on our business.

We depend on several principal suppliers for our gross fuel purchases. Our fuel supply agreements expire on various dates through June 2031. If any of our principal suppliers elects not to renew its contracts with us, we may be unable to replace the volume of motor fuel we currently purchase from such supplier on similar terms or at all. We rely upon our suppliers to timely provide the volumes and types of motor fuels for which they contract. We purchase motor fuels from a variety of suppliers under term contracts. In times of extreme market demand or supply disruption, we may be unable to acquire enough fuel to satisfy the demand of our customers. Any disruption in supply or a significant change in our relationship with our principal fuel suppliers could have a material adverse effect on our business, financial condition and results of operations.

We depend on two major vendors to supply a majority of our in-store merchandise. Due to COVID-19, driver shortages, and supply chain disruptions, manufacturers and our suppliers are currently experiencing stock shortages and shipping delays of both fuel and merchandise. A significant disruption or operational failure affecting the operations of our suppliers, including their ability to provide timely deliveries, could materially impact the availability, quality and price of products sold at our convenience stores and gas stations, cause us to incur substantial unanticipated costs and expenses, and adversely affect our business, financial condition and results of operations.

A portion of our revenue is generated under fuel supply agreements with independent dealers that must be renegotiated or replaced periodically. If we are unable to successfully renegotiate or replace these agreements, then our results of operations and financial condition could be adversely affected.

A portion of our revenue is generated under fuel supply agreements with independent dealers. As these supply agreements expire, they must be renegotiated or replaced. Our fuel supply agreements generally have an initial term of 10 years and, as of December 31, 2021, had a volume-weighted average remaining term of approximately 5.5 years. Our independent dealers have no obligation to renew their fuel supply agreements with us on similar terms or at all. We may be unable to renegotiate or replace our fuel supply agreements when they expire, and the terms of any renegotiated fuel supply agreements may not be as favorable as the terms of the agreements they replace. Whether these fuel supply agreements are successfully renegotiated or replaced is frequently subject to factors beyond our control. Such factors include fluctuations in motor fuel prices, an independent dealer’s ability to pay for or accept the contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our fuel supply agreements, or must renegotiate or replace them on less favorable terms, revenues from these agreements could decline and our results of operations and financial condition could be adversely affected.

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

We do not physically transport motor fuels. Rather, third-party transporters transport the motor fuels to our retail and independent dealer sites. The transportation of motor fuels by third-party transporters, as well as the associated storage of such fuels at locations including convenience stores, are subject to various federal, state and local environmental laws and regulations, including those relating to ownership and operation of underground storage tanks, the release or discharge of regulated materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to regulated materials, and the health and safety of employees dedicated to such transportation and storage activities. These laws and regulations may impose numerous obligations and restrictions that are applicable to motor fuels transportation and storage and other related activities, including acquisition of, or applications for, permits, licenses, or other approvals before conducting regulated activities; restrictions on the quality and labeling of the motor fuels that may be sold; restrictions on the types, quantities and concentration of materials that may be released into the environment; required capital expenditures to comply with pollution control requirements; and imposition of substantial liabilities for pollution or non-compliance resulting from these activities. Numerous governmental authorities, such as the EPA, and analogous state agencies, have the power to monitor and enforce compliance with these laws and regulations and the permits, licenses and approvals issued under them, including fines, which can result in increased pollution control equipment costs or other actions. Failure to comply with these existing laws and regulations, or any newly adopted laws or regulations, may trigger administrative, civil or criminal enforcement measures, including the assessment of monetary penalties or other sanctions, the imposition of investigative, remedial or corrective action obligations, the imposition of additional compliance requirements on certain operations or the issuance of orders enjoining certain operations. Moreover, the trend in environmental regulation is for more restrictions and limitations on activities that may adversely affect the environment, which aligns with a growing trend in investor sentiment, and such regulation may result in increased costs of compliance.

Where releases of motor fuels or other substances or wastes have occurred, federal and state laws and regulations, and our lease agreements, require that contamination caused by such releases be assessed and remediated to meet applicable clean-up standards. Certain environmental laws impose strict, joint and several liability for costs required to clean-up and restore sites where motor fuels or other waste products have been disposed or otherwise released. The costs associated with the investigation and remediation of contamination, as well as any associated third-party claims for damages or to impose corrective action obligations, could be substantial and could have a material adverse effect on us or our customers who transport motor fuels or own or operate convenience stores or other facilities where motor fuels are stored.

For more information on potential risks arising from environmental and occupational safety and health laws and regulations, please see “Business—Government Regulation.”

Business disruption and related risks resulting from the outbreak of COVID-19 and variants of the virus could have a material adverse effect on our business and results of operations.

In December 2019, Chinese officials reported a novel coronavirus (“COVID-19”) outbreak. COVID-19 has since spread throughout the world, leading the World Health Organization to declare on March 11, 2020, that COVID-19 reached the magnitude of a global pandemic. The rapid spread of COVID-19 throughout the U.S. led federal, state and local governments to take significant steps in an attempt to reduce exposure to COVID-19 and variants of the virus and control their negative effects on public health and the U.S. economy. Such governmental measures remain ongoing, change over time, and vary by locality. While the COVID-19 pandemic has generally impacted our results of operations positively, the pandemic negatively impacted our foodservices sales and same store fuel sales volumes, and we have seen shortages in labor and supply chain disruptions. Notwithstanding the recent resurgence of economic activity, in light of variant strains of the virus that have emerged, the COVID-19 pandemic could once again impact our operations and the operations of our customers and suppliers as a result of quarantines, location closures, illnesses, and travel restrictions. The ultimate duration and severity of COVID-19 and variants of the virus, including any future resurgence, remain uncertain, however, a substantial and continuous deterioration in the business environment in the United States could have a material adverse effect on our business, financial condition and results of operations, including:

•
Significant reductions or volatility in demand for products sold at our convenience stores and gas stations due to substantially lower customer traffic resulting from travel restrictions, social distancing measures, and more people working and studying virtually;
•
Significant disruptions of some or all of our operations as a result of government-imposed restrictions on customers and/or employees;
•
Temporary or long-term disruptions and delays to our supply chain in connection with the pandemic’s impact on our network of suppliers and distributors, significantly impacting the quantity, quality, variety and pricing of merchandise sold at our sites;
•
Limitations on availability of prospective and active employees;

•
Restrictions on the sale and pricing of certain products;
•
Increased employee healthcare costs related to COVID-19 and variants of the virus;
•
Cost to comply with constantly evolving laws and regulations related to COVID-19 and variants of the virus, including additional cleaning and protective equipment for employees and administrative costs; and
•
Changes to our competitors’ service offerings, including delivery and drive-through options, which we offer on a limited basis.

Failure to comply with applicable laws and regulations could result in liabilities, penalties, costs, or license suspension or revocation that could have a material adverse effect on our business.

Our operations are subject to numerous federal, state and local laws and regulations, including regulations related to the sale of alcohol, tobacco, nicotine products, lottery/lotto products, other age-restricted products, operation of gaming machines, various food safety and product quality requirements, environmental laws and regulations, and various employment and tax laws. There have been, and we expect will continue to be, frequent changes and variation in local and state regulations in response to COVID-19 and variants of the virus, including the regulation of in-house dining and capacity restrictions, which vary by jurisdiction and locality. Currently, we have devoted substantial resources in order to comply with this changing regulatory environment and have implemented compliance protocols that vary based on local requirements and regulations, and expect this to continue as the regulatory environment continues to change.

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

Our business, particularly the operation of gas stations, and the storage and transportation of fuel products, is directly affected by numerous environmental laws and regulations pertaining, in particular, to the quality of fuel products, the handling and disposal of hazardous wastes and the prevention and remediation of environmental contaminations. Such laws and regulations are constantly evolving and have generally become more stringent over time. Our compliance with such evolving regulation requires significant and continuously increasing capital expenditures. Our business may also be (indirectly) affected by the adoption of environmental laws and regulations intended to address global climate change by limiting carbon emissions and introducing more stringent requirements for the exploration, drilling and transportation of crude oil and petroleum products. Increasingly wide-spread implementation of such laws and regulations may lead to a significant increase in the cost of petroleum-based fuels and, in turn, lower demand for road transportation fuel. Our failure to comply with applicable environmental laws and regulations, or a significant contamination at one of our sites requiring remediation of contaminated soil and groundwater on a large scale, could expose us to substantial fines and penalties, as well as administrative, civil and criminal charges, all of which could have a material adverse effect on our business, reputation, financial condition and results of operations.

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

We rely on a large number of store employees. If we do not effectively manage our workforce, our labor costs and results of operations could be adversely affected.

With over 11,000 store employees, our labor costs represent one of our largest store operating expenses, and our business is dependent on our ability to attract, train, and retain the appropriate mix of qualified employees. Most of our store employees are in entry-level or part-time positions, which have historically high turnover rates. The impact from the COVID-19 pandemic on employment trends and the prevailing wage rates in the markets in which we operate, including voluntary increases in wages because of current labor market conditions, have increased our costs associated with recruiting and retaining qualified personnel, and may continue to do so in the future. Our ability to meet our changing labor needs while controlling our costs is subject to external factors outside of our control such as labor laws and regulations, unemployment levels, prevailing wage rates, benefit costs, changing demographics, and our reputation and relevance within the labor market. If we are unable to attract and retain qualified personnel to work in our stores, our operations, customer service levels, reputation, and competitiveness could suffer and our results of operations could be adversely affected.

The loss of key senior management personnel or the failure to recruit or retain qualified personnel could materially adversely affect our business.

We are dependent on our ability to recruit and retain qualified individuals to work in and manage our convenience stores, and our operations are subject to federal and state laws governing such matters as minimum wages, overtime, working conditions and employment eligibility requirements. Economic factors, such as a decrease in unemployment and an increase in mandatory minimum wages at the local, state and federal levels and social benefits, could have a material impact on our results of operations if we are required to significantly increase wages and benefits expenditures in order to attract and retain qualified personnel. The ongoing impact of the COVID-19 pandemic could impact our ability to recruit and retain qualified personnel. Additionally, we are dependent on our senior management to operate our business. The loss of any of our executive officers or other key senior management personnel could harm our business.

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

Europay, MasterCard and Visa, or EMV, is a global standard for credit cards that uses computer chips to authenticate and secure chip-card transactions. The liability for fraudulent credit card transactions shifted from the credit card processor to us in October 2015 for transactions processed inside the convenience stores and shifted to us in April 2021 for transactions at the fuel dispensers. We have upgraded all of our inside point-of-sale machines to be EMV-compliant, and, in connection with a limited amount of incentive funds provided by fuel suppliers, we are actively upgrading our fuel dispensers to be EMV-compliant at the fuel dispenser with approximately 37% of retail locations completed as of December 31, 2021. Both due to the unavailability of the correct software from branded fuel suppliers, the required time and cost necessary to upgrade each site, and supply chain constraints, we do not expect to upgrade all of our sites prior to the end of 2022 and accordingly, may be subject to liability for fraudulent credit card transactions processed at fuel dispensers.

We are subject to payment-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our brand, reputation, business, financial condition and results of operations.

We accept a variety of credit cards and debit cards in our convenience stores and at our fuel dispensers and, accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability (see “—We may be held liable for fraudulent credit card transactions on our fuel dispensers”) and reduce the ease of use of certain payment methods. In addition, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us, if the cost of using these providers increases, or if such providers have a data breach or mishandle our data, our business could be harmed. We are also subject to payment card association operating rules and agreements, including data security rules and agreements and certification requirements which could change or be reinterpreted to make it difficult or impossible for us to comply. In particular, we must comply with the Payment Card Industry Data Security Standard, or PCI DSS, a set of requirements designed to ensure that all companies that process, store or transmit payment card information maintain a secure environment to protect cardholder data. If we fail to comply with any of these rules or requirements, or if our data security systems are breached or compromised, we may be liable for losses incurred by card issuing banks or customers, subject to fines and higher transaction fees, lose our ability to accept credit or debit card payments from our customers, or process electronic fund transfers or facilitate other types of payments. Any failure to comply with such rules or requirements could significantly harm our brand, reputation, business, financial condition and results of operations.

Significant disruptions of information technology systems, breaches of data security, or compromised data could materially adversely affect our business.

We rely on multiple information technology systems and a number of third-party vendor platforms (collectively, “IT Systems”) in order to run and manage our daily operations, including for fuel pricing, loyalty programs, payroll, accounting, budgeting, reporting, and store operations. Such IT Systems allow us to manage various aspects of our business and to provide reliable analytical information to our management. The future operation, success and growth of our business depends on streamlined processes made available through our uninhibited access to information systems, global communications, internet activity and other network processes. Like most other companies, despite our current security measures and process controls, our information technology systems, and those of our third-party service providers, may be vulnerable to information security breaches, ransomware or extortion, mishandled data, acts of vandalism, computer viruses and interruption or loss of valuable business data. Stored data might be improperly accessed due to a variety of events beyond our control, including, but not limited to, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of access to data and information, terrorist attacks, hackers, security breaches or other security incidents, and computer viruses or attacks. We rely on third parties to provide maintenance and support of our IT Systems, and a failure of any of these third parties to provide adequate and timely support could adversely affect the operation of our IT Systems. We have technology security initiatives and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequately designed or implemented to ensure that our operations are not disrupted or the data security breaches do not occur.

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks which may remain undetected until after they occur. Any breach of our network may result in damage to our reputation, the loss of valuable business data, the misappropriation of our valuable intellectual property or trade secret information, misappropriation of our consumers’ or employees’ personal information, key personnel being unable to perform duties or communicate throughout the organization, loss of retail sales, significant costs for data restoration and other adverse impacts on our business. Despite our existing security procedures and controls, if our network was compromised, or the network of one of our service providers, it could give rise to unwanted media attention, materially damage our customer relationships, harm our business, reputation, results of operations, cash flows and financial condition, result in fines or litigation, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud. In addition, successful cyberattacks, data breaches, or data security incidents, at one of our vendors, other convenience store operators, large retailers or other market participants, whether or not we are directly impacted, could lead to a general loss of customer confidence or affect our supply chain which could negatively affect us, including harming the market perception of the effectiveness of our security measures or harming the reputation of the industry in general, which could result in reduced use of our products and services.

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

As a fuel and merchandise retailer, we collect and store large amounts of data on our network, including personal data from customers and other sensitive information concerning our employees, customers and vendors. As such, we are subject to, or affected by, a number of federal, state, and local laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security, and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal and other information including that of our employees, customers, and others. If we are found to have breached any such laws or regulations, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact our revenue, as well as expose us to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position.

The U.S. Federal Trade Commission (the “FTC”) expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Our failure to take any steps perceived by the FTC as appropriate to protect consumers’ personal information may result in claims by the FTC that we have engaged in unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices for alleged privacy, data protection and data security violations.

Further, we make public statements about our use and disclosure of personal information through our privacy policies that are posted on our websites and in our loyalty applications. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices.

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

We also rely on trademarks that we license from third parties to identify the branded fuels that we supply, including the marks “ExxonMobil,” “Marathon,” “BP,” “Shell,” and “Valero.” In our quick service food offerings, we license trademarks such as “Subway,” “Sbarro” and “Dunkin’” to use at our applicable franchised or licensed outlets. We also license the “Jetz” trademark for use at certain of our convenience stores in Wisconsin. If we violate the terms of these licenses, we could be liable for damages, and the licenses could be terminated. The termination or non-renewal of any of these licenses could require us to rebrand or to replace the licensed goods and services, and accordingly could have a material adverse effect on our business, reputation, financial condition and results of operations.

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

We carry comprehensive insurance against the hazards and risks underlying our operations. We believe our insurance policies are customary in the industry; however, some losses and liabilities associated with our operations may not be covered by our insurance policies. In addition, there can be no assurance that we will be able to obtain similar insurance coverage on favorable terms (or at all) in the future. Significant uninsured losses and liabilities could have a material adverse effect on our financial condition and results of operations. Furthermore, our insurance is subject to high deductibles. As a result, certain large claims, even if covered by insurance, may require a substantial cash outlay by us, which could have a material adverse effect on our financial condition and results of operations.

Our variable rate debt could adversely affect our financial condition and results of operations.

Certain of our outstanding term loans and revolving credit facilities bear interest at variable rates, subjecting us to fluctuations in the short-term interest rate. As of December 31, 2021, approximately 36% of our debt bore interest at variable rates. Consequently, significant increases in market interest rates would create substantially higher debt service requirements, which could have a material adverse effect on our overall financial condition, including our ability to service our indebtedness.

The agreements governing our indebtedness contain various restrictions and financial covenants that may restrict our business and financing activities.

We depend on the earnings and cash flow generated by our operations in order to meet our debt service obligations. The operating and financial restrictions and covenants in GPM’s credit facilities and our 5.125% Senior Notes due 2029 (the “Senior Notes”), and any future financing agreements, may restrict our ability to finance future operations or expand our business activities. For example, certain of GPM’s and GPMP’s credit facilities and our Senior Notes restrict our ability to, among other things:

•
incur additional debt or issue guarantees;
•
incur or permit liens to exist on certain property;
•
pay dividends, redeem stock or make other distributions;
•
make certain investments, acquisitions or other restricted payments;
•
enter into certain types of transactions with affiliates;
•
agree to certain restrictions on the ability of restricted subsidiaries to make payments to us;
•
engage in certain asset sales;
•
modify or terminate certain material contracts; and
•
merge or dispose of all or substantially all of its assets.

In addition, certain of the credit agreements governing GPM’s credit facilities contain covenants requiring GPM to maintain certain financial ratios. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Indebtedness” for additional information about GPM’s credit facilities and our Senior Notes.

Our ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from operations and other events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any provisions of our credit facilities or Senior Notes that are not cured or waived within the appropriate time periods provided in the agreements governing such indebtedness, a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us under certain of our credit facilities may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments.

If we were unable to repay the accelerated amounts, the lenders under our secured credit facilities could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, which could result in our insolvency.

The proposed phase out of the London Interbank Offered Rate (“LIBOR”) could adversely affect our results of operations and financial condition.

In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021, and subsequently extended the phase-out period until June 2023 for the majority of LIBOR rates. In July 2021, the Alternative Reference Rates Committee formally recommended the use of the CME’s Group’s forward-looking Secured Overnight Financing Rate (“SOFR”) as a replacement to LIBOR. As of December 31, 2021, approximately 36% of our debt bore interest at variable rates. Most of our credit agreements were entered into in the past three years. Such credit agreements, as amended, include mechanisms pursuant to which the underlying interest rates will be determined according to an alternative index replacing LIBOR, as customary in the market at such time. Since there is still great uncertainty in the market with respect to the elimination of LIBOR and the potential transition to a replacement rate, the impact of such changes on our future debt repayment obligations, results of operations and financial condition remains uncertain.

Risks Related to the Business as a Public Company

We incur significantly increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We incur certain increased legal, accounting, insurance, administrative and other costs and expenses as a public company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased costs and made certain activities more time-consuming. A number of those requirements require us to carry out activities we had not done prior to the Merger Transaction. For example, we created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements have been and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations have increased legal and financial compliance costs and the costs of related legal, accounting and administrative activities and may significantly increase such costs in the future. These increased costs have, and will in the future, require us to divert a significant amount of money that could otherwise be used to expand our business and achieve certain strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Risks Related to Our Organizational Structure

Our principal stockholders and management control us and their interests may conflict with yours in the future.

Our executive officers and directors and significant stockholders beneficially currently own approximately 56% of our outstanding voting stock. Each share of common stock entitles its holders to one vote on all matters presented to stockholders generally. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of our directors and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of the certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership. This concentration of ownership may delay or deter possible changes in control, which may reduce the value of an investment in the common stock. So long as they continue to own a significant amount of the combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

Our corporate structure includes Israeli subsidiaries that may have adverse tax consequences and expose us to additional tax liabilities.

Our corporate structure includes Israeli subsidiaries that file tax returns in Israel. Israeli tax authorities may challenge positions taken by such subsidiaries with respect to its tax returns. To the extent such a challenge is sustained, this could increase our worldwide effective tax rate and adversely impact our financial position and results of operations. In addition, tax law or regulations in Israel may be amended and Israeli tax authorities may change their interpretations of existing tax law and regulations such that we may be subject to increased tax liabilities, including upon termination or liquidation of our Israeli subsidiaries. We may face additional tax liabilities in transferring cash through our Israeli subsidiaries by means of dividends or otherwise to support us, primarily due to withholding tax requirements imposed pursuant to the provisions of the Israeli tax law (which may be reduced under the provisions of the convention between the Government of the United States of America and the Government of Israel with respect to Taxes on Income), which could have a material adverse effect on our business, financial condition and results of operations.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm on the effectiveness of internal control over financial reporting as of year-end. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. We are also subject to the compliance requirements of Section 404(b) of the Sarbanes-Oxley Act, which has resulted in us incurring substantial expenses and expending significant management efforts to comply with the Sarbanes-Oxley Act, which we will continue. We cannot assure you that we will at all times in the future be able to report that our internal controls are effective. Material weaknesses in the design and operation of the internal control over financial reporting of businesses that we acquire could have a material adverse effect on our business and operating results. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act or if we identify or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities, which would require additional financial and management resources.

The market price and trading volume of our common stock may be volatile and could decline significantly.

The Nasdaq stock market on which we list our common stock, has from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market is sustained for our common stock, the market price of our common stock may be volatile and could decline significantly. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the market price of our common stock as of the date of this Annual Report on Form 10-K. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•
the realization of any of the risk factors presented in this Annual Report on Form 10-K;
•
actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;
•
additions and departures of key personnel;
•
failure to comply with the requirements of Nasdaq;
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

As of December 31, 2021, we had approximately 124.4 million shares of common stock outstanding and warrants to purchase approximately 18.4 million shares of common stock. We have registered shares of common stock that we may issue under our equity compensation plan. These shares may be sold freely in the public market upon issuance, subject to relevant vesting schedules, and applicable securities laws.

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

We may not continue to declare cash dividends in the future.

In February 2022, we announced that our board of directors authorized a regular dividend program under we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. Any future declarations of dividends, as well as the amount and timing of such dividends, are subject to capital availability and the discretion of our board of directors, which must evaluate, among other things, whether cash dividends are in the best interest of our stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit our ability to declare and pay cash dividends.

Our ability to pay dividends in the future will depend upon, among other factors, our cash balances and potential future capital requirements, debt service requirements, earnings, financial condition, the general economic and regulatory climate, and other factors beyond our control that our board of directors may deem relevant. Our dividend payments may change from time to time, and we may not continue to declare dividends in the future. A reduction in or elimination of our dividend payments could have a negative effect on our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2021, we owned 344 properties, including 256 company-operated sites, 48 consignment agent locations, and 40 lessee-dealer sites. Additionally, we have long-term control over a leased property portfolio composed of 1,311 locations as of December 31, 2021. Of the leased properties, 1,150 were company-operated stores, 75 were consignment agent locations, and 86 were lessee-dealer sites.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this Annual Report on Form 10-K, we were not party to any material legal proceedings other than those arising in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock and publicly-traded warrants are listed on the Nasdaq Capital Market under the symbols “ARKO” and “ARKOW,” respectively. Our common stock was also listed on the TASE under the symbol “ARKO” until we voluntarily delisted from the TASE effective February 13, 2022. Following the delisting, shares of common stock that previously traded on the TASE were transferred to Nasdaq.

As of February 23, 2022, there were approximately 22 holders of record of our common stock and 13 holders of record of our publicly-traded warrants to purchase one whole share of common stock at a price of $11.50 per share.

On February 21, 2022, our board of directors declared a quarterly dividend of $0.02 per share of common stock, to be paid on March 29, 2022 to stockholders of record as of March 15, 2022, totaling approximately $2.5 million. We have not previously declared or paid any cash dividends on our common stock. The amount and timing of dividends payable on our common stock are within the sole discretion of our board of directors, which will evaluate dividend payments on common stock within the context of our overall capital allocation strategy on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amount of such dividends.

We repurchased no shares of common stock during the fourth quarter of the year ended December 31, 2021.

Unregistered Sales of Equity Securities and Use of Proceeds

All recent sales of unregistered securities were previously reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Performance Graph

The following graph compares the performance of our common stock during the period beginning December 23, 2020 through December 31, 2021, assuming an investment of $100 on December 23, 2020, to that of the total return index for the S&P 500, the Russell 1000 and a Custom Peer Group In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock.

	12/23/2020	12/31/2021

ARKO Corp.	$100	$87.70
S&P 500	100	133.65
Russell 1000	100	131.80
Peer Group[1]	100	120.45

1 The Custom Peer Group consists of three industry competitors: Murphy USA, Inc., Alimentation Couche-Tard, Inc., and Casey’s General Stores, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, plans and intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in “Item 1A — Risk Factors” of this Annual Report on Form 10-K. Forward-looking statements reflect our views only as of the date they are made. We do not undertake any obligation to update forward-looking statements except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA.

For purposes of this Management’s Discussion and Analysis, references to the “Company,” “we,” “us” and “our” refer to ARKO Corp. and its consolidated subsidiaries.

Overview

ARKO Corp. was incorporated under the laws of Delaware on August 26, 2020 for the purpose of facilitating the business combination, which we refer to as the Merger Transaction, of Haymaker Acquisition Corp. II, a Delaware corporation (“Haymaker”), and Arko Holdings Ltd., a company organized under the laws of the State of Israel, which we refer to as Arko Holdings. Our shares of common stock, $0.0001 par value per share (“common stock”), and publicly-traded warrants are listed on the Nasdaq Stock Market (“Nasdaq”). Our common stock has also been listed on the Tel Aviv Stock Exchange, however, we terminated such listing, and our common stock ceased trading on such exchange on February 13, 2022. The main activity of Arko Holdings prior to the Merger Transaction was its holding, through its subsidiaries, of controlling rights in GPM Investments, LLC, a Delaware limited liability company, which we refer to as GPM. GPM is our operating entity and, upon consummation of the Merger Transaction, became our indirect wholly owned subsidiary. For further information on the Merger Transaction, please refer to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Based in Richmond, VA, we are a leading independent convenience store operator and, as of December 31, 2021, we were the sixth largest convenience store chain in the United States (“U.S.”) ranked by store count, operating 1,406 retail convenience stores. As of December 31, 2021, we operated the stores under 19 regional store brands, including 1-Stop, Admiral, Apple Market®, BreadBox, ExpressStop, E-Z Mart®, fas mart®, fastmarket®, Handy Mart, Jiffi Stop®, Li’l Cricket, Next Door Store®, Roadrunner Markets, Rstore, Scotchman®, shore stop®, Town Star, Village Pantry® and Young’s. As of December 31, 2021, we also supplied fuel to 1,628 independent dealers. We are well diversified geographically and, as of December 31, 2021, operated across 33 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States.

We derive our revenue from the retail sale of fuel and the products offered in our stores, as well as the wholesale distribution of fuel. Our retail stores offer a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. We have foodservice offerings at over 400 company-operated stores. The foodservice category includes hot and fresh foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We offer a value food menu consisting of items such as hot dogs and chicken sandwiches. In addition, we operate over 90 branded quick service restaurants, consisting of major national brands. Additionally, we provide a number of traditional convenience store services that generate additional income, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate revenues from car washes at approximately 90 of our locations.

Description of Segments

Our reportable segments are described below.

Retail Segment

The retail segment includes the operation of a chain of retail stores, which includes convenience stores selling fuel products and other merchandise to retail customers. At our convenience stores, we own the merchandise and fuel inventory and employ personnel to manage the store.

Wholesale Segment

The wholesale segment supplies fuel to independent dealers, on either a cost plus or consignment basis. For consignment arrangements, we retain ownership of the fuel inventory at the site, are responsible for the pricing of the fuel to the end consumer and share a portion of the gross profit earned from the sale of fuel by the consignment dealers. For cost plus arrangements, we sell fuel to independent dealers and bulk purchasers on a fixed-fee basis. The sales price to the independent dealer is determined according to the terms of the relevant agreement with the independent dealer, which typically reflects our total fuel costs plus the cost of transportation, prompt pay discounts, rebates and a margin.

GPMP Segment

The GPMP segment includes the operations of GPM Petroleum LP, referred to as GPMP, which primarily sells and supplies fuel to GPM and its fuel-selling subsidiaries (both in the retail and wholesale segments) at GPMP’s cost of fuel (including taxes and transportation) plus a fixed margin.

Trends Impacting Our Business

We have achieved strong store growth over the last several years, primarily by implementing a highly successful acquisition strategy. From 2013 through 2021, we completed 20 acquisitions. As a result, our store count has grown from 320 sites in 2011 to 3,034 sites as of December 31, 2021, of which 1,406 were operated as retail convenience stores and 1,628 were locations at which we supplied fuel to independent dealers. These strategic acquisitions have had, and we expect will continue to have, a significant impact on our reported results and can make period to period comparisons of results difficult. In November 2021, we completed our acquisition of 36 Handy Mart retail convenience stores, and in May 2021, we completed our acquisition of 60 ExpressStop retail convenience stores (collectively, the “2021 Acquisitions”). In October 2020, we completed our acquisition of the business of Empire Petroleum Partners, LLC, which business we refer to as Empire, which was significant and added 84 retail sites and 1,453 wholesale sites to our business (the “Empire Acquisition”). The Empire Acquisition was our only business acquisition in 2020. We completed three acquisitions in 2019 for a total of 87 sites, including 64 sites acquired in December 2019 (collectively, the “2019 Acquisitions”). With our achievement of significant size and scale, we have enhanced our focus on organic growth, including implementing company-wide marketing and merchandising initiatives, which we believe will result in significant value accretion to all the assets we have acquired.

The following table provides a history of our acquisitions, conversions and closings for each of the last three years, for the retail and wholesale segments:

	For the Year Ended December 31,
Retail Segment	2021	2020	2019
Number of sites at beginning of period	1,330	1,272	1,215
Acquired sites	97	84	87
Newly opened or reopened sites	1	3	1
Company-controlled sites converted to consignment or fuel supply locations, net	(9)	(14)	(8)
Closed, relocated or divested sites	(13)	(15)	(23)
Number of sites at end of period	1,406	1,330	1,272

	For the Year Ended December 31,
Wholesale Segment [1]	2021	2020	2019
Number of sites at beginning of period	1,597	128	126
Acquired sites	—	1,453	—
Newly opened or reopened sites [2]	80	31	—
Consignment or fuel supply locations converted from Company-controlled sites, net	9	14	8
Adjustment [3]	(24)	(17)	—
Closed, relocated or divested sites	(34)	(12)	(6)
Number of sites at end of period	1,628	1,597	128

1 Excludes bulk and spot purchasers.

2 Includes all signed fuel supply agreements irrespective of fuel distribution commencement date.

3 We regularly review our processes for measuring our key metrics, including number of sites, for accuracy and consistency. In the course of such review, we recently discovered an error that caused our reported number of wholesale sites to be overstated for the fourth quarter of 2020 through the third quarter of 2021. We have adjusted the number of wholesale sites as of December 31, 2021 and 2020 to account for the error and have corrected the error going forward. To provide greater accuracy and transparency, the adjusted numbers of wholesale sites as of December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021 were 1,597 (previously reported 1,614), 1,597 (previously reported 1,625), 1,610 (previously reported 1,647) and 1,633 (previously reported 1,674), respectively. There was no impact on our previously reported gallons sold or financial results. For additional information, please see the risk factor included under Part II, Item 1A under the heading: “If we do not make acquisitions on economically acceptable terms, our future growth may be limited. Furthermore, any acquisitions we complete are subject to substantial risks that could result in losses.”

There has been an ongoing trend in the convenience store industry focused on increasing and improving in-store foodservice offerings, including fresh foods, quick service restaurants or proprietary food offerings. We believe consumers may be more likely to patronize convenience stores that include such new and improved food offerings, which may also lead to increased inside merchandise sales or fuel sales for such stores. Although our food and beverage sales have been negatively impacted during the COVID-19 pandemic, we believe this trend will reverse when the effects of the pandemic subside. Our current foodservice offering, which varies by store, primarily consists of hot and fresh foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. In select stores, we offer value priced food items such as hot dogs and chicken sandwiches. We have historically relied upon a limited number of franchised quick service restaurants and in-store delis to drive customer traffic rather than other types of foodservice offerings. As a result, we believe that our under-penetration of foodservice presents an opportunity to expand foodservice offerings and margin in response to changing consumer behavior. In addition, we believe that continued investment in new technology platforms and applications to adapt to evolving consumer eating preferences, including contactless checkout, order ahead service, and delivery, will further drive growth in profitability.

Our results of operation are significantly impacted by the retail fuel margins we receive on gallons sold. While we expect our same store fuel sales volumes to remain stable over time, even though they have been negatively impacted by COVID-19, and the fuel margins we realize on those sales to remain stable, these fuel margins can change rapidly as they are influenced by many factors including: the price of refined products; interruptions in supply caused by severe weather; refinery mechanical failures; and competition in the local markets in which we operate.

The cost of our main products, gasoline and diesel fuel, is greatly impacted by the wholesale cost of fuel in the United States. We attempt to pass wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower fuel margins when the cost of fuel is increasing gradually over a longer period and higher fuel margins when the cost of fuel is declining or more volatile over a shorter period of time. For the years ended December 31, 2021 and 2020, we experienced historically high fuel margins as a result of the volatile price of gasoline and diesel fuel.

We also operate in a highly competitive retail convenience market that includes businesses with operations and services that are similar to those that we provide. We face significant competition from other large chain operators. In particular, large convenience store chains have increased their number of locations and remodeled their existing locations in recent years, enhancing their competitive position. We believe that convenience stores managed by individual operators who offer branded or non-branded fuel are also significant competitors in the market. The convenience store industry is also experiencing competition from other retail sectors including grocery stores, large warehouse retail stores, dollar stores and pharmacies.

We believe that the following competitive strengths differentiate us from our competitors and contribute to our continued success:

•
Leading industry consolidator with a proven track record of integrating acquisitions and generating strong returns on capital.
•
Leading Market Position in Highly Attractive, Diversified and Contiguous Markets.
•
Entrenched Local Brands with a Large Store Portfolio.
•
Dual Retail and Wholesale Business Model Generating Stable and Diversified Cash Flow.
•
Flexibility to Address Consumers Changing Needs.
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

Business Highlights

Both the 2021 Acquisitions and the Empire Acquisition contributed to the improvement in our results of operations for 2021, primarily in the wholesale segment, as compared to 2020. Increased merchandise contribution at same stores combined with an increase in other revenues positively impacted our results of operations in 2021. General and administrative expenses increased in 2021, as compared to 2020, primarily as a result of the Empire Acquisition.

COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Throughout the pandemic, our convenience stores and independent dealers have continued to operate and have remained open to the public because convenience store operations and gas stations have been deemed essential businesses by numerous federal and state authorities, including the U.S. Department of Homeland Security, and therefore were exempt from many of the closure orders that were imposed on other U.S. businesses.

The COVID-19 pandemic has reduced the frequency of customer visits and the number of gallons sold at our sites, however, we have seen increases in fuel margin and merchandise basket which more than offset this reduction. Since the beginning of 2021, we have seen an increase in fuel volume as businesses have continued to reopen and customer traffic has increased. Additionally, our corporate offices transitioned to remote work, but we believe we have maintained or increased productivity while expanding the hiring universe for corporate roles nationwide. However, we have seen shortages in labor and supply chain disruptions which have increased our operating costs, however, we have addressed through several hiring initiatives and leveraging our strong partnerships with our suppliers. Notwithstanding the recent resurgence of economic activity, in light of variant strains of the virus that have emerged, the COVID-19 pandemic could continue to impact our operations and the operations of our customers and suppliers as a result of quarantines, location closures, illnesses, and travel restrictions. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the resumption of high levels of infection and hospitalization, new variants of the virus, the resulting impact on our employees, customers, suppliers, and vendors, supply chain disruptions and the remedial actions and any stimulus measures adopted by federal, state, and local governments, and to what extent normal economic and operating conditions are impacted. Therefore, we cannot reasonably estimate the future impact at this time.

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

Results of Operations for the years ended December 31, 2021, 2020 and 2019

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

Consolidated Results

The Merger Transaction was accounted for as a reverse recapitalization for accounting purposes: Haymaker was treated as the acquired company and Arko Holdings was considered the accounting acquirer. Because Arko Holdings was deemed the accounting acquirer, upon the consummation of the Merger Transaction, the historical financial statements of Arko Holdings became the historical financial statements of the combined company. As a result, the financial statements included in this Annual Report on Form 10-K and discussed herein reflect the historical operating results of Arko Holdings prior to December 22, 2020, which was the date on which the Merger Transaction closed (the “Merger Closing Date”) and our combined results, including those of Haymaker, following the Merger Closing Date.

The table below shows our consolidated results for the years ended December 31, 2021, 2020 and 2019, together with certain key metrics.

	For the Year Ended December 31,
	2021	2020	2019
Revenues:	(in thousands)
Fuel revenue	$5,714,333	$2,452,401	$2,703,440
Merchandise revenue	1,616,404	1,494,342	1,375,438
Other revenues, net	86,661	63,489	49,812
Total revenues	7,417,398	4,010,232	4,128,690
Operating expenses:
Fuel costs	5,275,907	2,131,416	2,482,472
Merchandise costs	1,143,494	1,088,032	1,002,922
Store operating expenses	630,518	532,422	506,524
General and administrative expenses	124,667	94,424	69,311
Depreciation and amortization	97,194	74,396	62,404
Total operating expenses	7,271,780	3,920,690	4,123,633
Other expenses, net	3,536	9,228	3,733
Operating income	142,082	80,314	1,324
Interest and other financial expenses, net	(71,207)	(49,905)	(41,812)
Income (loss) before income taxes	70,875	30,409	(40,488)
Income tax (expense) benefit	(11,634)	1,499	(6,167)
Income (loss) from equity investment	186	(1,269)	(507)
Net income (loss)	$59,427	$30,639	$(47,162)
Less: Net income (loss) attributable to non-controlling interests	229	16,929	(3,623)
Net income (loss) attributable to ARKO Corp.	$59,198	$13,710	$(43,539)
Less: Accretion and dividends of Series A redeemable preferred stock	(5,735)	(3,277)	—
Net income (loss) attributable to common shareholders	$53,463	$10,433	$(43,539)
Fuel gallons sold	2,019,206	1,207,296	1,108,155
Fuel margin, cents per gallon [1]	21.7	26.6	19.9
Merchandise contribution [2]	$472,910	$406,310	$372,516
Merchandise margin [3]	29.3%	27.2%	27.1%
Adjusted EBITDA, net of incremental bonuses [4]	$256,575	$183,392	$78,159

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

2 Calculated as merchandise revenue less merchandise costs.

3 Calculated as merchandise contribution divided by merchandise revenue.

4 Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation.

For the year ended December 31, 2021 compared to the year ended December 31, 2020

For the year ended December 31, 2021, fuel revenue increased by $3,261.9 million, or 133%, compared to the year ended December 31, 2020. The increase in fuel revenue was primarily attributable to incremental gallons sold related to the 2021 Acquisitions and the Empire Acquisition, as well as an increase in the average price of fuel in 2021 as compared to 2020, which was partially offset by fewer gallons sold at same stores in 2021 compared to 2020, primarily due to the COVID-19 pandemic, as the pandemic did not have a significant impact on our results until the second half of March 2020.

For the year ended December 31, 2021, merchandise revenue increased by $122.1 million, or 8.2%, compared to the year ended December 31, 2020, primarily due to an increase in same store merchandise sales and the 2021 Acquisitions and the Empire Acquisition.

For the year ended December 31, 2021, other revenues, net increased by $23.2 million, or 36.5%, compared to the year ended December 31, 2020, primarily related to the 2021 Acquisitions and the Empire Acquisition and increased income from lottery commissions and a temporary allowance for skill gaming machines in Virginia.

For the year ended December 31, 2021, total operating expenses increased by $3,351.1 million, or 85.5%, as compared to the year ended December 31, 2020. Fuel costs increased $3,144.5 million as compared to 2020 due to fuel sold at a higher average cost and higher volumes. Merchandise costs increased $55.5 million, or 5.1%, as compared to 2020, primarily due to the 2021 Acquisitions and the Empire Acquisition, as well as a corresponding increase in same store merchandise sales. For the year ended December 31, 2021, store operating expenses increased $98.1 million, or 18.4%, as compared to 2020 primarily due to incremental expenses related to the 2021 Acquisitions and the Empire Acquisition and an increase in expenses at same stores.

For the year ended December 31, 2021, general and administrative expenses increased $30.2 million, or 32.0%, as compared to the year ended December 31, 2020, primarily due to expenses associated with the Empire Acquisition, annual wage increases, incentive accruals and stock compensation expenses.

For the year ended December 31, 2021, depreciation and amortization expenses increased $22.8 million, or 30.6%, as compared to the year ended December 31, 2020 primarily due to assets acquired during 2021 and 2020, particularly those acquired in the 2021 Acquisitions and the Empire Acquisition.

For the year ended December 31, 2021, other expenses, net decreased by $5.7 million, as compared to the year ended December 31, 2020 primarily due to $0.5 million of additional income recorded for the fair value adjustments of contingent consideration, a $4.7 million reduction in losses on disposal of assets and impairment charges in 2021 and a $0.6 million decrease in acquisition costs.

Operating income was $142.1 million for the year ended December 31, 2021, as compared to $80.3 million for the year ended December 31, 2020. The increase was primarily due to strong fuel and merchandise results, along with incremental income from the 2021 Acquisitions and the Empire Acquisition, partially offset by an increase in general, administrative, depreciation and amortization expenses, as described above.

For the year ended December 31, 2021, interest and other financing expenses, net increased by $21.3 million compared to the year ended December 31, 2020 primarily related to higher interest expense for outstanding debt, $6.3 million of deferred financing costs written off due to the early repayment of debt, $4.5 million additional interest for the early redemption of the Bonds (Series C) and $6.0 million for interest expense related to fair value adjustments for the Company’s public warrants and private warrants assumed from Haymaker in the Merger Transaction, partially offset by $1.0 million of income related to fair value adjustments for a put option granted to Ares (as defined below) on the Merger Closing date and Deferred Shares (as defined in the business combination agreement governing the Merger Transaction) and a net period-over-period increase in foreign currency gains recorded of $8.1 million.

For the year ended December 31, 2021, we incurred income tax expense of $11.6 million compared to a benefit of $1.5 million for the year ended December 31, 2020. The Company’s effective tax rates for the years ended December 31, 2021 and 2020 were 16.3% and (5.1%), respectively. The increase in the effective tax rate by 21.4% was primarily the result of the tax impact of the non-controlling interest in partnership recorded for the year ended December 31, 2020, and the release of valuation allowances from various jurisdictions in both 2021 and 2020. Additionally, the Company directed certain subsidiaries to make entity classification elections for tax purposes effective March 2021. These elections resulted in taxes on the income, gains, losses and deductions of certain foreign subsidiaries in both in the U.S. and the foreign jurisdiction.

Net income attributable to non-controlling interests primarily represented minority interests prior to the Merger Closing Date.

For the year ended December 31, 2021, net income attributable to common shareholders was $53.5 million compared to $10.4 million for the year ended December 31, 2020.

For the year ended December 31, 2021, Adjusted EBITDA, net of incremental bonuses was $256.6 million, as compared to $183.4 million for the year ended December 31, 2020. The 2021 Acquisitions and the Empire Acquisition contributed approximately $78 million of incremental Adjusted EBITDA, net of incremental bonuses. Increased merchandise contribution at same stores also positively impacted 2021, which was partially offset by a slight decrease in gallons sold and fuel profit at same stores, as well as higher credit card fees related to an increase in the retail price of fuel. An increase in general and administrative expenses primarily related to annual wage increases and incentive accruals, also reduced Adjusted EBITDA, net of incremental bonuses, for the year ended December 31, 2021. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to our financial results reported in accordance with GAAP.

For the year ended December 31, 2020 compared to the year ended December 31, 2019

For the year ended December 31, 2020, fuel revenue decreased by $251.0 million, or 9.3%, compared to the year ended December 31, 2019. The decrease in fuel revenue was attributable to the decrease in the average retail price of fuel in 2020 as compared to 2019, as well as a reduction in the number of gallons sold, primarily as a result of the COVID-19 pandemic, which was offset by incremental gallons sold related to the Empire Acquisition and the 2019 Acquisitions.

For the year ended December 31, 2020, merchandise revenue increased by $118.9 million, or 8.6%, compared to the year ended December 31, 2019, primarily due to the Empire Acquisition and the 2019 Acquisitions, as well as due to an increase in same store merchandise sales.

For the year ended December 31, 2020, other revenues, net increased by $13.7 million, or 27.5%, compared to the year ended December 31, 2019, primarily related to the Empire Acquisition and the 2019 Acquisitions and increased income from lottery commissions and a temporary allowance for skill gaming machines in Virginia.

For the year ended December 31, 2020, total operating expenses decreased by $202.9 million, or 4.9%, as compared to the year ended December 31, 2019. Fuel costs decreased $351.1 million, or 14.1%, as compared to 2019 due to fuel sold at a lower average cost. Merchandise costs increased $85.1 million, or 8.5%, as compared to 2019, primarily due to the Empire Acquisition and the 2019 Acquisitions, as well as a corresponding increase in same store merchandise sales. Store operating expenses increased $25.9 million, or 5.1%, as compared to 2019 primarily due to incremental expenses related to the Empire Acquisition and the 2019 Acquisitions, which were partially offset by a decrease in expenses at same stores.

For the year ended December 31, 2020, general and administrative expenses increased $25.1 million, or 36.2%, as compared to the year ended December 31, 2019, primarily due to annual wage increases, expenses to support the Empire Acquisition and the 2019 Acquisitions, and certain costs related to the Merger Transaction that could not be capitalized. General and administrative expenses for 2020 also included $7.8 million in incremental bonuses earned in 2020 due to our performance.

For the year ended December 31, 2020, depreciation and amortization expenses increased $12.0 million, or 19.2%, as compared to the year ended December 31, 2019 primarily due to assets acquired during 2020 and 2019 related largely to the Empire Acquisition and the 2019 Acquisitions.

For the year ended December 31, 2020, other expenses, net increased by $5.5 million, as compared to the year ended December 31, 2019 primarily due to a gain on sale-leaseback and bargain gain of $6.5 million recognized in 2019 and an additional $1.2 million in losses on disposal of assets and impairment charges in 2020, partially offset by a decrease in acquisition costs of $0.4 million and an adjustment to contingent consideration of $1.3 million.

Operating income was $80.3 million for the year ended December 31, 2020, as compared to $1.3 million for the year ended December 31, 2019. The increase in 2020 was primarily due to strong fuel and merchandise results, which also benefited from the Empire Acquisition and the 2019 Acquisitions, partially offset by increased general, administrative, depreciation and amortization expenses in 2020, as described above.

For the year ended December 31, 2020, interest and other financing expenses, net increased by $8.1 million compared to the year ended December 31, 2019 primarily related to higher interest expense from greater debt outstanding in 2020 and $0.5 million in deferred financing costs written off, which was partially offset by a net period-over-period decrease in foreign currency losses recorded of $3.4 million primarily as all NIS denominated loans previously provided by Arko Holdings to GPM were paid off in February 2020.

For the year ended December 31, 2020, income tax was a benefit of $1.5 million compared to expense of $6.2 million in the year ended December 31, 2019. In 2019, a valuation allowance was recorded on the deferred tax assets of the US subsidiaries based on cumulative three-year loss. In 2020, this valuation allowance was released due to forecasted taxable income and actual 2020 results.

Net income (loss) attributable to non-controlling interests represented minority interests prior to the Merger Closing Date.

For the year ended December 31, 2020, net income attributable to common shareholders was $10.4 million, compared to a loss of $43.5 million for the year ended December 31, 2019.

For the year ended December 31, 2020, Adjusted EBITDA, net of incremental bonuses was $183.4 million, as compared to $78.2 million for the year ended December 31, 2019. The Empire Acquisition and the 2019 Acquisitions contributed approximately

$16 million of incremental Adjusted EBITDA, net of incremental bonuses in 2020. Although the impact of COVID-19 reduced gallons sold in 2020, the significant increase in fuel profit compared to the same period in 2019 contributed to increased Adjusted EBITDA, net of incremental bonuses in 2020. Increased merchandise contribution at same stores combined with a reduction in expenses also positively impacted 2020. These increases were partially offset by an increase in general and administrative expenses to support the recent acquisitions and increased incentive accruals for bonuses due to our performance in 2020 and certain costs related to the Merger Transaction that could not be capitalized. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to our financial results reported in accordance with GAAP.

For the year ended December 31, 2020, our redeemable preferred stock was accreted to its full redemption value, which reduced net income attributable to common shareholders by $3.1 million.

Segment Results

Retail Segment

The table below shows the results of the retail segment for the years ended December 31, 2021, 2020 and 2019, together with certain key metrics for the segment.

	For the Year Ended December 31,
	2021	2020	2019
Revenues:	(in thousands)
Fuel revenue	$3,048,893	$1,940,303	$2,537,455
Merchandise revenue	1,616,404	1,494,342	1,375,438
Other revenues, net	63,271	53,424	43,882
Total revenues	4,728,568	3,488,069	3,956,775
Operating expenses:
Fuel costs	2,750,940	1,684,611	2,369,137
Merchandise costs	1,143,494	1,088,032	1,002,922
Store operating expenses	593,901	515,426	494,262
Total operating expenses	4,488,335	3,288,069	3,866,321
Operating income	$240,233	$200,000	$90,454
Fuel gallons sold	1,038,561	937,095	1,039,993
Same store fuel gallons sold decrease (%) [1]	(1.3%)	(16.5%)	(1.8%)
Fuel margin, cents per gallon [2]	33.7	31.9	20.7
Same store merchandise sales increase (%) [1]	1.6%	3.5%	1.0%
Same store merchandise sales excluding cigarettes increase (%) [1]	4.8%	4.6%	1.7%
Merchandise contribution [3]	$472,910	$406,310	$372,516
Merchandise margin [4]	29.3%	27.2%	27.1%

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

For the year ended December 31, 2021 compared to the year ended December 31, 2020

Retail Revenues

For the year ended December 31, 2021, fuel revenue increased by $1,108.6 million, or 57.1%, as compared to the year ended December 31, 2020. The 2021 Acquisitions and the Empire Acquisition contributed an incremental aggregate of 125.2 million additional gallons sold, or approximately $408.5 million in fuel revenue for the year ended December 31, 2021. The increase in fuel revenue was also attributable to a $0.87 per gallon increase in the average retail price of fuel in the year ended December 31, 2021 over the year ended December 31, 2020. However, gallons sold at same stores decreased approximately 1.3%, or 11.3 million gallons, primarily due to the COVID-19 pandemic combined with managing both volume and margin to optimize fuel margin. Additionally, underperforming retail stores, which were closed or converted to independent dealers in order to optimize profitability, negatively impacted gallons sold.

For the year ended December 31, 2021, merchandise revenue increased by $122.1 million, or 8.2%, as compared to the year ended December 31, 2020. The 2021 Acquisitions and the Empire Acquisition contributed an additional $123.0 million of merchandise revenue. Same store merchandise sales increased $23.8 million, or 1.6%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Same store merchandise sales increased primarily due to higher grocery, packaged beverages, center-store items, grab-n-go and other tobacco products revenue from benefits of planogram, assortment and marketing initiatives and fact-based data to react to changing consumer needs. Offsetting these increases was a lower reliance on cigarette, foodservice and essential product sales and a decrease in merchandise revenue from underperforming retail stores closed or converted to independent dealers.

For the year ended December 31, 2021, other revenues, net increased by $9.8 million, or 18.4%, from the year ended December 31, 2020, primarily related to the 2021 Acquisitions and the Empire Acquisition, higher lottery commissions and a temporary allowance for skill gaming machines in Virginia.

Retail Operating Income

For the year ended December 31, 2021, fuel margin increased as compared to the year ended December 31, 2020, primarily related to incremental fuel profit from the 2021 Acquisitions and the Empire Acquisition of approximately $53.9 million, which was offset by a decrease in same store fuel profit of $0.8 million (excluding intercompany charges by GPMP). Fuel margin per gallon at same stores for 2021 was higher at 32.2 cents per gallon, as compared to 31.9 cents per gallon for 2020.

For the year ended December 31, 2021, merchandise contribution increased $66.6 million, or 16.4%, as compared to the year ended December 31, 2020, and merchandise margin increased to 29.3% in 2021 as compared to 27.2% in 2020. The increase was due to $36.8 million in incremental merchandise contribution from the 2021 Acquisitions and the Empire Acquisition and an increase in merchandise contribution at same stores of $33.8 million. Merchandise contribution at same stores increased in 2021 primarily due to a shift in product mix away from cigarettes and with greater contributions from grocery, packaged beverages, grab-n-go, other tobacco products and other center-store items, as well as improved purchasing economics. The year ended December 31, 2020 was negatively impacted by a change in sales mix that began in March 2020, as consumers pantry loaded lower margin items due to the onset of the COVID-19 pandemic. Merchandise margin at same stores was 29.0% in 2021 compared to 27.2% in 2020.

For the year ended December 31, 2021, store operating expenses increased $78.5 million, or 15.2%, as compared to the year ended December 31, 2020, primarily due to approximately $60.2 million of incremental expenses related to the 2021 Acquisitions and the Empire Acquisition and an increase in expenses at same stores, including higher credit card fees due to higher retail prices. Store operating expenses were reduced from underperforming stores closed or converted to independent dealers.

For the year ended December 31, 2020 compared to the year ended December 31, 2019

Retail Revenues

For the year ended December 31, 2020, fuel revenue decreased by $597.2 million, or 23.5%, as compared to the year ended December 31, 2019. The Empire Acquisition and the 2019 Acquisitions contributed an aggregate of 78.3 million additional gallons sold. However, gallons sold at same stores decreased by approximately 16.5%, or 167.7 million, primarily due to the COVID-19 pandemic and managing both volume and margin to optimize fuel margin. Additionally, retail stores closed during the year negatively impacted gallons sold. The decrease in fuel revenue was also attributable to a $0.37 per gallon decrease in the average retail price of fuel in 2020 as compared to 2019.

For the year ended December 31, 2020, merchandise revenue increased by $118.9 million, or 8.6%, as compared to the year ended December 31, 2019. The Empire Acquisition and the 2019 Acquisitions contributed an additional $92.4 million in merchandise revenue. Same store merchandise sales increased $47.1 million, or 3.5%, for 2020 as compared to 2019, with an increase of 4.5% in the period from April through December 2020, as compared to the same period in 2019. Same store merchandise sales increased primarily due to higher grocery, packaged beverages, other tobacco products, cigarettes and beer and wine revenue from benefits of planogram initiatives and fact-based data to react to changing consumer needs along with the introduction of high demand essential products such as face masks and hand sanitizer. In addition, there was an overall increase in the consumer market basket as stay at home orders related to COVID-19 began to be eased in May 2020 and consumer demand shifted from other retail channels to convenience stores. Offsetting these increases was a decrease in merchandise revenue from underperforming stores closed or converted to independent dealers.

For the year ended December 31, 2020, other revenues, net increased by $9.5 million, or 21.7%, from the year ended December 31, 2019 primarily related to the Empire Acquisition and the 2019 Acquisitions and higher lottery commissions and a temporary allowance for skill gaming machines in Virginia.

Retail Operating Income

For the year ended December 31, 2020, fuel margin increased over the year ended December 31, 2019 due to an increase in same store fuel profit of $59.9 million (excluding intercompany charges by GPMP) combined with incremental fuel profit from the Empire Acquisition and the 2019 Acquisitions. Fuel margin per gallon at same stores for 2020 was significantly higher at 31.8 cents per gallon, as compared to 20.7 cents per gallon for 2019, partly due to the impact of lower fuel costs, which dropped significantly at the beginning of March 2020 and continued through the end of April 2020, and remained lower throughout the year, as compared to 2019, together with less competitive pressure on fuel retail prices due to reductions in fuel volume, which allowed for margin expansion.

For the year ended December 31, 2020, merchandise contribution increased $33.8 million, or 9.1%, as compared to the year ended December 31, 2019, and merchandise margin was 27.2% in 2020, as compared to 27.1% in 2019. The increase was due to incremental merchandise contribution from the Empire Acquisition and the 2019 Acquisitions and an increase in merchandise contribution at same stores of $14.2 million. Merchandise contribution at same stores increased over the course of the second, third and fourth quarters of 2020 due to merchandising and marketing initiatives implemented. These increases were partially offset by lower merchandise revenues and a change in sales mix in March 2020 through mid-May 2020 as consumers pantry loaded lower margin items due to the COVID-19 pandemic. Merchandise margin at same stores was 27.1% in 2020 compared to 27.0% in 2019.

For the year ended December 31, 2020, store operating expenses increased $21.2 million, or 4.3%, as compared to the year ended December 31, 2019 due to incremental expenses related to the Empire Acquisition and the 2019 Acquisitions, which were partially offset by a decrease in expenses at same stores, particularly from lower credit card expenses and maintenance costs. Store operating expenses were also reduced from underperforming stores closed or converted to independent dealers.

Wholesale Segment

The table below shows the results of the wholesale segment for the years ended December 31, 2021, 2020 and 2019, together with certain key metrics for the segment.

	For the Year Ended December 31,
	2021	2020	2019
Revenues:	(in thousands)
Fuel revenue	$2,659,706	$508,175	$159,597
Other revenues, net	22,298	9,335	5,264
Total revenues	2,682,004	517,510	164,861
Operating expenses:
Fuel costs	2,620,102	499,371	156,663
Store operating expenses	39,904	14,616	8,146
Total operating expenses	2,660,006	513,987	164,809
Operating income	$21,998	$3,523	$52
Fuel gallons sold - fuel supply locations	814,628	210,085	36,502
Fuel gallons sold - consignment agent locations	163,391	57,224	28,255
Fuel margin, cents per gallon [1] - fuel supply locations	5.8	4.5	5.8
Fuel margin, cents per gallon [1] - consignment agent locations	25.4	21.9	13.4

1 Calculated as fuel revenue less fuel costs, divided by fuel gallons sold; excludes the estimated fixed margin paid to GPMP for the cost of fuel.

For the year ended December 31, 2021 compared to the year ended December 31, 2020

Wholesale Revenues

For the year ended December 31, 2021, fuel revenue increased by $2.2 billion compared to the year ended December 31, 2020, primarily due to approximately $2.1 billion of incremental fuel revenues from the Empire Acquisition, which contributed incremental sales of 699.7 million gallons. Wholesale revenues also benefited from an increase in the average price of fuel in 2021 as compared to 2020. Of the total increase in fuel revenue, approximately $1.8 billion of the increase was attributable to fuel supply locations.

Wholesale Operating Income

For the year ended December 31, 2021, fuel contribution increased by $66.5 million (excluding intercompany charges by GPMP) with the Empire Acquisition accounting for approximately $65.9 million of the increase. At fuel supply locations, fuel contribution increased by $37.4 million (excluding intercompany charges by GPMP), and fuel margin increased over the year ended December 31, 2020 primarily due to greater prompt pay discounts received by the Company and higher fuel rebates. At consignment agent locations, fuel contribution increased $29.1 million (excluding intercompany charges by GPMP) and fuel margin also increased during the year ended December 31, 2021 primarily due to greater prompt pay discounts received by the Company, higher fuel rebates and improved rack-to-retail margins.

For the year ended December 31, 2021, store operating expenses increased $25.3 million compared to the year ended December 31, 2020 primarily due to the Empire Acquisition.

For the year ended December 31, 2020 compared to the year ended December 31, 2019

Wholesale Revenues

For the year ended December 31, 2020, fuel revenue increased by $348.6 million, or 218.4%, compared to 2019. Wholesale gallons sold increased by 202.6 million due to an incremental 210.6 million gallons from the Empire Acquisition. This increase was offset by a reduction in gallons sold due to the impacts of the COVID-19 pandemic and a decrease in the average price of fuel in 2020 as compared to 2019. For the year ended December 31, 2020, approximately $389.1 million of fuel revenue was attributable to fuel supply locations.

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

For the year ended December 31, 2020, store operating expenses increased $6.5 million, or 79.4%, compared to the year ended December 31, 2019 primarily due to the Empire Acquisition.

GPMP Segment

The table below shows the results of the GPMP segment for the years ended December 31, 2021, 2020 and 2019, together with certain key metrics for the segment.

	For the Year Ended December 31,
	2021	2020	2019
Revenues:	(in thousands)
Fuel revenue - inter-segment	$4,384,227	$1,706,233	$2,042,714
Fuel revenue - external customers	5,734	3,923	6,388
Other revenues, net	1,092	897	784
Total revenues	4,391,053	1,711,053	2,049,886
Operating expenses:
Fuel costs	4,289,092	1,653,667	1,999,386
General and administrative expenses	2,970	2,977	2,568
Depreciation and amortization	7,372	7,373	4,373
Total operating expenses	4,299,434	1,664,017	2,006,327
Other expenses, net	—	—	59
Operating income	$91,619	$47,036	$43,500
Fuel gallons sold - inter-segment	2,015,907	1,200,658	1,102,863
Fuel gallons sold - external customers	2,626	2,892	3,405
Fuel margin, cents per gallon [1]	5.0	4.7	4.5

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

For the year ended December 31, 2021 compared to the year ended December 31, 2020

GPMP Revenues

For the year ended December 31, 2021, fuel revenue increased by $2,679.8 million, or 156.7%, as compared to the year ended December 31, 2020. The increase in fuel revenue was attributable to an increase in gallons sold and an increase in the average price of fuel in 2021, as compared to 2020.

For the years ended December 31, 2021 and 2020, other revenues, net were $1.1 million and $0.9 million, respectively and primarily related to rental income from certain sites leased to independent dealers.

GPMP Operating Income

Fuel margin increased by $44.4 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to additional gallons sold to the retail and wholesale segments at a fixed margin, which increased from 4.5 cents per gallon to 5.0 cents per gallon in the fourth quarter of 2020.

For the year ended December 31, 2021, total general, administrative, depreciation and amortization expenses were similar with those in the prior year.

For the year ended December 31, 2020 compared to the year ended December 31, 2019

GPMP Revenues

For the year ended December 31, 2020, fuel revenue decreased by $338.9 million, or 16.5%, as compared to the year ended December 31, 2019. The decrease in fuel revenue was attributable to a decrease in the average price of fuel in 2020, as compared to 2019 which was partially offset by a slight increase in gallons sold.

For the years ended December 31, 2020 and 2019, other revenues, net were $0.9 million and $0.8 million, respectively and primarily related to rental income from certain sites leased to independent dealers.

GPMP Operating Income

Fuel margin increased by $6.8 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to additional gallons sold to the retail and wholesale segments at a fixed margin, which increased from 4.5 cents per gallon to 5.0 cents per gallon in the fourth quarter of 2020.

For the year ended December 31, 2020, total general, administrative, depreciation and amortization expenses increased by $3.4 million, as compared to the year ended December 31, 2019, primarily due to amortization expenses for intangible assets from the Empire Acquisition.

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

We define EBITDA as net income (loss) before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by excluding the gain or loss on disposal of assets, impairment charges, acquisition costs, other non-cash items, and other unusual or non-recurring charges. Adjusted EBITDA, net of incremental bonuses further adjusts Adjusted EBITDA by excluding incremental bonuses incurred for 2020 based on 2020 performance. Each of EBITDA, Adjusted EBITDA and Adjusted EBITDA, net of incremental bonuses is a non-GAAP financial measure.

We use EBITDA, Adjusted EBITDA and Adjusted EBITDA, net of incremental bonuses for operational and financial decision making and believe these measures are useful in evaluating our performance because they eliminate certain items that we do not consider indicators of our operating performance. EBITDA, Adjusted EBITDA and Adjusted EBITDA, net of incremental bonuses are also used by many of our investors, securities analysts, and other interested parties in evaluating our operational and financial performance across reporting periods. We believe that the presentation of EBITDA, Adjusted EBITDA and Adjusted

EBITDA, net of incremental bonuses provides useful information to investors by allowing an understanding of key measures that we use internally for operational decision-making, budgeting, evaluating acquisition targets, and assessing our operating performance.

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

The following table contains a reconciliation of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDA, net of incremental bonuses for the years ended December 31, 2021, 2020 and 2019.

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income (loss)	$59,427	$30,639	$(47,162)
Interest and other financing expenses, net	71,207	49,905	41,812
Income tax expense (benefit)	11,634	(1,499)	6,167
Depreciation and amortization	97,194	74,396	62,404
EBITDA	239,462	153,441	63,221
Non-cash rent expense (a)	6,359	7,051	7,582
Acquisition costs (b)	5,366	6,031	6,395
Gain on bargain purchase (c)	—	—	(406)
Loss (gain) on disposal of assets and impairment charges (d)	1,384	6,060	(1,291)
Share-based compensation expense (e)	5,804	1,891	516
(Income) loss from equity investment (f)	(186)	1,269	507
Non-beneficial cost related to potential initial public offering of master limited partnership (g)	—	—	121
Settlement of pension fund claim (h)	—	—	226
Merchandising optimization costs (i)	—	—	1,000
Fuel taxes paid in arrears (j)	—	819	—
Adjustment to contingent consideration (k)	(1,740)	(1,287)	—
Other (l)	126	302	288
Adjusted EBITDA	$256,575	$175,577	$78,159
Incremental bonuses (m)	—	7,815	—
Adjusted EBITDA, net of incremental bonuses	$256,575	$183,392	$78,159

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
(c)
Eliminates the gain on bargain purchase recognized as a result of the Town Star acquisition in 2019.
(d)
Eliminates the non-cash loss (gain) from the sale of property and equipment, the loss (gain) recognized upon the sale of related leased assets, including $6.0 million related to the sale of eight stores in 2019, and impairment charges on property and equipment and right-of-use assets related to closed and non-performing stores.
(e)
Eliminates non-cash share-based compensation expense related to the equity incentive program in place to incentivize, retain, and motivate our employees, certain non-employees, and members of our Board.
(f)
Eliminates our share of (income) loss attributable to our unconsolidated equity investment.

(g)
Eliminates non-beneficial cost related to potential initial public offering of a master limited partnership.
(h)
Eliminates the impact of mainly timing differences related to amounts paid in settlement of a pension fund claim filed against GPM.
(i)
Eliminates the one-time expense associated with our global merchandising optimization efforts in 2019.
(j)
Eliminates the payment of historical fuel tax liabilities owed for multiple prior periods.
(k)
Eliminates fair value adjustments to the contingent consideration owed for the 2020 Empire Acquisition and owed by the seller in the 2019 Riiser Acquisition.
(l)
Eliminates other unusual or non-recurring items that we do not consider to be meaningful in assessing operating performance.
(m)
Eliminates incremental bonuses based on 2020 performance.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, availability under our credit facilities and our cash balances. Our principal liquidity requirements are the financing of current operations, funding capital expenditures, including acquisitions, and servicing debt. We finance our inventory purchases primarily from customary trade credit aided by relatively rapid inventory turnover, as well as cash generated from operations. This turnover allows us to conduct operations without the need for large amounts of cash and working capital. We largely rely on internally generated cash flows and borrowings, which we believe are sufficient to meet our liquidity needs for the foreseeable future.

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of acquisitions, will depend on our future operating performance, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions, or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

In June 2021, we refinanced our credit agreement with M&T Bank to increase the aggregate principal amount of real estate loans to $35.0 million (from $23.2 million, the majority of which was due in December 2021), and added a three-year $20.0 million line of credit for purchases of equipment, of which $12.3 million remained available as of December 31, 2021.

In October 2021, we issued and sold $450.0 million aggregate principal amount of 5.125% Senior Notes due 2029. We used a portion of the net proceeds from the offering of the Senior Notes to repay in full the outstanding balance under our Ares Credit Agreement (as defined below) and partially repay our Capital One Line of Credit, which increased our availability under this line by $200 million.

As of December 31, 2021, we were in a strong liquidity position of approximately $754 million, consisting of cash and short-term investments of approximately $310 million and approximately $444 million of availability under our lines of credit. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations, from our existing cash balances. As of December 31, 2021, we had no outstanding borrowings under our $140.0 million PNC Line of Credit (as defined below), $12.3 million of unused availability under the M&T equipment line of credit and $301.0 million of unused availability under our $500.0 million Capital One Line of Credit, which we can seek to increase up to $700.0 million, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms.

On February 23, 2022, we announced that our board of directors declared a quarterly dividend of $0.02 per share of common stock, to be paid on March 29, 2022 to stockholders of record as of March 15, 2022, totaling approximately $2.5 million, and that our board of directors has authorized a share repurchase program for up to an aggregate amount of $50 million of our outstanding shares of common stock. The amount and timing of dividends payable on our common stock are within the sole discretion of our board of directors, which will evaluate dividend payments within the context of our overall capital allocation strategy on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amount of such dividends. The share repurchase program does not have a stated expiration date. Whether and the extent to which we repurchase shares depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Exchange Act, privately negotiated transactions, pursuant to accelerated share repurchase agreements entered into with one or more counterparties, or otherwise.

To date, we have funded capital expenditures primarily through funds generated from operations, funds received from vendors, sale-leaseback transactions, the issuance of debt, and existing cash. Future capital required to finance operations, acquisitions, and raze-and-rebuild, remodel and update stores is expected to come from cash on hand, cash generated by operations, availability under lines of credit, and additional long-term debt and equipment leases, as circumstances may dictate. In both the short-term and long-term, we currently expect that our capital spending program will be primarily focused on expanding our store base through acquisitions, remodeling and updating stores, and maintaining our owned properties and equipment, including upgrading all fuel dispensers to be EMV-compliant. We expect to spend a total of approximately $15 million in subsequent years to upgrade all our fuel dispensers to be EMV-compliant. We do not expect such capital needs to adversely affect liquidity.

Cash Flows for the Years Ended December 31, 2021, 2020 and 2019

Net cash provided by (used in) operating activities, investing activities and financing activities for the periods presented were as follows:

	For the Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in):	(in thousands)
Operating activities	$159,191	$173,842	$43,297
Investing activities	(171,777)	(407,551)	(73,040)
Financing activities	(26,384)	491,048	31,693
Effect of exchange rates	(1,464)	2,875	1,263
Total	$(40,434)	$260,214	$3,213

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

For the year ended December 31, 2021, cash flows provided by operating activities were $159.2 million compared to $173.8 million for the year ended December 31, 2020. The 2021 decrease was primarily the result of approximately $15.4 million of higher net tax payments, approximately $12.4 million of higher net interest payments, including approximately $5.2 million related to the early redemption of the Bonds (Series C), changes in working capital balances primarily due to greater fuel volumes at a higher average cost, and the payment of approximately $13.6 million of annual incentives. These decreases were partially offset by an increase in Adjusted EBITDA primarily generated from an increase in merchandise contribution at same stores and as a result of the 2021 Acquisitions and the Empire Acquisition.

For the year ended December 31, 2020, cash flows provided by operating activities was $173.8 million compared to $43.3 million for the year ended December 31, 2019. The 2020 increase was primarily the result of the operating cash flow generated from an increase in segment operating income of approximately $120 million primarily generated from the increase in fuel margin and merchandise contribution at same stores combined with a reduction in expenses, as well as from the Empire Acquisition and the 2019 Acquisitions. These benefits were partially offset by $9.9 million of higher net interest payments.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the year ended December 31, 2021, cash used for investing activities decreased by $235.8 million to $171.8 million from $407.6 million for the year ended December 31, 2020. For the year ended December 31, 2021, capital expenditures were approximately $73 million, representing $226.2 million for capital expenditures, net of approximately $152.9 million of proceeds paid by Oak Street Real Estate Capital Net Lease Property Fund, LP (“Oak Street”) for two transactions accounted for as sale-leasebacks, and the purchase of certain fee properties. The net consideration paid for the Handy Mart Acquisition was $110.7 million, of which

Oak Street paid $93.2 million, reflecting a net cash outflow from the Company of $17.5 million, which amount included approximately $5.0 million of cash and inventory in stores on the closing date. The net consideration paid by the Company for the ExpressStop Acquisition was $60.1 million, which included the amounts paid by an U.S. real estate fund, of which two funds were involved in the ExpressStop Acquisition (the “Real Estate Funds”). $44.2 million paid from the second Real Estate Fund in connection with the ExpressStop Acquisition was included in financing activity, reflecting a net cash outflow of $15.9 million by the Company, which included approximately $7.8 million of cash and inventory in stores on the closing date. In addition, we converted cash on hand into approximately $27.1 million of investments.

For the year ended December 31, 2020, cash used for investing activities increased by $334.6 million to $407.6 million from $73.0 million for the year ended December 31, 2019. For the year ended December 31, 2020, we spent $44.6 million for capital expenditures, including purchasing certain fee properties and building a new Dunkin’ location and $363.7 million for the Empire Acquisition.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount of our lines of credit and debt, and distributions to non-controlling interests as well as issuance of common and preferred stock.

For the year ended December 31, 2021, financing activities consisted primarily of net payments of $47.7 million for long-term debt, including the issuance of the Senior Notes, offset by the full repayment of the Ares Credit Agreement, the partial repayment of the Capital One Line of Credit, and the early redemption of the Bonds (Series C). In addition, financing activities consisted of repayments of $8.1 million for financing leases, $5.9 million for dividend payments on the Series A redeemable preferred stock, $4.8 million of issuance costs related to the Merger Transaction and the payment of additional consideration in connection with the Empire Acquisition of approximately $3.8 million, which were offset by $44.2 million in consideration paid by a Real Estate Fund for the ExpressStop Acquisition.

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

Contractual Obligations and Indebtedness

Contractual Obligations

The table below presents our significant contractual obligations as of December 31, 2021:

	Obligations due by Period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt obligations (2)	$939,041	$73,996	$268,134	$76,064	$520,847
Additional and contingent consideration related to the Empire Acquisition (non-discounted)	22,492	9,144	9,922	3,426	—
Other financial obligations (3)	68,952	3,020	6,222	6,555	53,155
Operating lease obligations	1,845,093	130,841	263,730	264,588	1,185,934
Financing lease obligations	555,160	23,388	42,611	41,418	447,743
	$3,430,738	$240,389	$590,619	$392,051	$2,207,679
Purchase commitments (in gallons) (4)	2,481,634	664,954	942,638	520,542	353,500

(1)
Excludes asset retirement obligations due to the uncertain nature of the timing of these liabilities.
(2)
Includes principal and interest payments. Assumes an interest rate of 3.4% on the $198.3 million of the GPMP Capital One Line of Credit utilized as of December 31, 2021 and a zero balance on the PNC Line of Credit.
(3)
Includes financial liability related to the ExpressStop Acquisition, assuming purchase option is not exercised.

(4)
Our fuel vendor agreements with suppliers require minimum volume purchase commitments of branded and unbranded gasoline and distillates annually. The future minimum volume purchase requirements under the existing supply agreements are based on gallons, with a purchase price at prevailing market rates for wholesale distribution.

Credit Facilities and Senior Notes

Senior Notes Offering

On October 21, 2021, the Company completed a private offering of $450 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”). The Senior Notes are guaranteed, on an unsecured senior basis, by certain of the Company's wholly owned domestic subsidiaries (the “Guarantors”). The indenture governing the Senior Notes contains customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, (vii) effect mergers and (viii) incur indebtedness. The Senior Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ respective existing and future senior unsubordinated indebtedness and are effectively subordinated to all of the Company’s and the Guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated to any existing and future obligations of subsidiaries of the Company that are not Guarantors.

Ares Credit Agreement

GPM entered into a credit agreement with Ares Capital Corporation (including any of its affiliates, any investment fund solely managed or controlled by any of them, or any affiliate of such investment fund, “Ares”) to provide financing in a total amount of up to $225 million (the “Ares Credit Agreement”): an Initial Term Loan of $162 million, which was drawn on February 28, 2020, and the Delayed Term Loan A of $63 million, which was drawn on October 6, 2020 in order to fund the Empire Acquisition. We repaid in full our outstanding obligations under, and terminated, the Ares Credit Agreement in October 2021 with a portion of the proceeds from the issuance of the Senior Notes.

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

The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. As of December 31, 2021, $8.0 million of letters of credit were outstanding under the PNC Credit Agreement.

On October 14, 2021, GPM entered into a fifth amendment to the PNC Credit Agreement, which became effective on the closing of the Senior Notes offering. This fifth amendment (i) permitted the Company to issue the Senior Notes and GPM and certain of the other guarantors to guarantee the Senior Notes, (ii) modified certain of the covenants, including the indebtedness covenant, investment covenant, restricted payments covenant and payment of junior indebtedness covenant, in connection with permitting the Senior Notes and the transactions related to the offering, issuance and sale of the Senior Notes, (iii) removed references to the Ares Credit Agreement, which was repaid using a portion of the proceeds from the issuance of the Senior Notes, and (iv) limited the collateral granted as security under the PNC Credit Agreement to a first priority lien on only receivables, inventory and deposit accounts. The Company did not incur additional debt or receive any proceeds in connection with this fifth amendment.

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

The A&R M&T Credit Agreement amended and restated in its entirety that certain Amended and Restated Consolidated Credit Agreement, dated December 21, 2016, as amended, by and among GPM, M&T Bank and the other parties thereto and (i) added a three-year $20.0 million line of credit for purchases of equipment, which line may be borrowed in tranches, as described below, and (ii) increased the aggregate principal amount of real estate loans thereunder to $35.0 million (the “New Term Loan”) from approximately $23.2 million outstanding as of the M&T Closing Date. On the M&T Closing Date, GPM refinanced the entirety of the existing $23.2 million of real estate loans, of which $20.0 million was due to mature in December 2021, using the proceeds from the New Term Loan, which GPM drew in its entirety, resulting in approximately $10.7 million in net proceeds to GPM after paying costs and expenses. On the M&T Closing Date, approximately $2.5 million of outstanding equipment loans from M&T Bank were converted to become a part of the $20.0 million line of credit, of which approximately $12.3 million was available as of December 31, 2021.

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
On October 14, 2021, GPM entered into an amendment to each of the A&R M&T Credit Agreement and the A&R M&T Master Covenant Agreement (the “M&T Credit Amendments”). The M&T Credit Amendments (i) permitted the Company to issue the Senior Notes and GPM and certain of the other guarantors to guarantee the Senior Notes, (ii) modified and introduced certain definitions in connection with permitting the Senior Notes and the transactions related to the offering, issuance and sale of the Senior Notes and (iii) removed references to the Ares Credit Agreement, which was repaid using a portion of the proceeds from the issuance of the Senior Notes.

Financing agreement with a syndicate of banks led by Capital One, National Association (“Capital One”)

In July 2019, GPMP entered into a credit agreement for a revolving credit facility with a syndicate of banks led by Capital One, National Association (the “Capital One Credit Facility”), in an aggregate principal amount, as amended in 2020, of up to $500 million (the “Capital One Line of Credit”). At GPMP’s request, the Capital One Line of Credit can be increased up to $700 million, subject to obtaining additional financing commitments from current lenders or from other banks, and subject to certain terms as detailed in the Capital One Line of Credit. $200 million of outstanding obligations under the Capital One Line of Credit was repaid in October 2021 with a portion of the proceeds from the issuance of the Senior Notes. At December 31, 2021, approximately $198.3 million was drawn on the Capital One Line of Credit, and approximately $301.0 million was available thereunder.

The Capital One Line of Credit bears interest, as elected by GPMP at: (a) LIBOR plus a margin of 2.25% to 3.25% or (b) a rate per annum equal to base rate plus a margin of 1.25% to 2.25%, which is equal to the greatest of (i) Capital One’s prime rate, (ii) the one-month LIBOR plus 1.0%, and (iii) the federal funds rate plus 0.5%, subject to the definitions set in the agreement. The margin is determined according to a formula in the Capital One Line of Credit that depends on GPMP’s leverage. As of December 31, 2021, $0.7 million of letters of credit were outstanding under the Capital One Credit Facility.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We perform an annual assessment to evaluate whether an impairment of goodwill exists. We performed the evaluation with the assistance of independent assessor which, for purposes of determining the fair value of the retail and GPMP reporting units to which the goodwill was attributed, utilized the income approach, namely, the present value of the future cash flows forecasted to be derived from the reporting units, as well as the market approach.

For the 2021 annual impairment test, the data used for the income approach was directly linked to our internal projections for 2022 through 2026. The long-term growth rate used in the terminal year was (1.0%) for the GPMP reporting unit, and was 2.4% for the retail reporting unit, in accordance with the relevant weighted average long-term nominal growth rate. The cash flows used assumed an unlevered, debt-free basis with no deduction for interest of debt principal to present the cash flows available for debt and equity holders. The discount rate for each reporting unit was determined based on the risk profile of each of the reporting units, and was derived from its weighted average cost of capital (“WACC”) as assessed by management with the assistance of an independent assessor. The WACC took into account both debt and equity. The discount rate applied to the cash flow projections for the GPMP and the retail reporting units was approximately 6.5% and 8.3%, respectively.

The impairment review was sensitive to changes in the key assumptions used. Our key assumptions included revenue and profit growth, capital expenditures, external industry data and past experiences. The major assumptions that could result in significant sensitivities were the discount rate, the long-term growth rate and capital expenditures. Sensitivity analyses were performed by applying various reasonable scenarios whereby the long-term growth rate and discount rate were adjusted within a reasonable range. None of the sensitivity scenarios indicated a potential impairment in any of the reporting units.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We have limited exposure to commodity price risk as a result of the payment and volume-related discounts in certain of our fuel supply contracts with our fuel suppliers, which are based on the market price of motor fuel. We do not engage in any fuel price hedging. Significant increases in fuel prices could result in significant increases in the retail price of fuel and in lower sales to consumers and independent dealers. When fuel prices rise, some of our independent dealers may have insufficient credit to purchase fuel from us at their historical volumes. In addition, significant and persistent increases in the retail price of fuel could also diminish consumer demand, which could subsequently diminish the volume of fuel we distribute. A significant percentage of our sales are made with the use of credit cards. Because the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump and higher gallon movements result in higher credit card expenses. These additional fees increase operating expenses.

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. In connection with the issuance and the sale of the Senior Notes, we repaid in full our outstanding obligations under the Ares Credit Agreement and repaid $200 million of our outstanding obligations under the Capital One Line of Credit. The Senior Notes bear a fixed interest rate, therefore, an increase or decrease in prevailing interest rates has no impact on our debt service. As of December 31, 2021, the interest rate on the full amount of our Capital One Line of Credit was 3.4%, the interest rate on the full amount of the GPMP PNC Term Loan was 0.6% and the interest rate on the full amount of the New Term Loan was 3.1%. The LIBOR interest rate as of December 31, 2021 was very low, therefore, our exposure was not significant. As of December 31, 2020, we had fixed the interest rate on the full amount of our Capital One Line of Credit at 3.40%, fixed the interest rate on the full amount of the term loans under the Ares Credit Agreement at 6.25%, and fixed the interest rate on the full amount of GPMP PNC Term Loan at 0.65%. The LIBOR interest rate as of December 31, 2020 was only approximately 0.15%, therefore, our exposure was low. If our applicable interest rates increase by 1%, then our debt service on an annual basis would increase by approximately $2.6 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. However, in March 2021, the Ice Benchmark Administration announced that it will continue to publish the U.S. overnight, one-month, three-month, six-month and 12-month LIBOR through at least June 30, 2023. In July 2021, the Alternative Reference Rates Committee formally recommended the use of the CME’s Group’s forward-looking SOFR as a replacement to LIBOR. As of December 31, 2021, approximately 36% of our debt bore interest at variable rates, compared to approximately 96% as of December 31, 2020. Most of our credit agreements were entered into in the past three years. Such credit agreements, as amended, include mechanisms pursuant to which the underlying interest rates will be determined according to an alternative index replacing LIBOR, as customary in the market at such time. Since there is still great uncertainty in the market with respect to the elimination of LIBOR and the potential transition to a replacement rate, the impact of such changes on our future debt repayment obligations, results of operations and financial condition remains uncertain.

Exchange Rate Risk

Our obligation to repay on March 30, 2021 the redemption amount to the holder of our Bonds (Series C), which were denominated in New Israeli Shekel (“NIS”), (approximately $79 million as of March 8, 2021) exposed us to unfavorable exchange rate fluctuations between the NIS and the U.S. dollar prior to redemption. As of December 31, 2020, approximately $38.3 million of our cash and cash equivalents and restricted cash with respect to the Company's bonds was denominated in NIS, therefore, our exposure was low. As of December 31, 2021, and following the early redemption in March 2021 of the Bonds (Series C), our exposure to unfavorable exchange rate fluctuations between the NIS and the U.S. dollar was minimal.

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

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, and designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective could provide only reasonable assurance with respect to financial statement preparation and presentation.

Management under the supervision of, and with the participation of the Company’s principal executive and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021 based on the specified criteria.

Our internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8. “Financial Statements and Supplementary Data.”

ITEM 9B. OTHER INFORMATION

On February 18, 2022, the Company entered into a purchase agreement with Quarles Petroleum Inc. (“Quarles”), pursuant to which Quarles has agreed to sell to the Company certain assets, including:

•
121 proprietary Quarles-branded cardlock sites and management of 64 third party cardlock sites for fleet fueling operations; and
•
49 independent dealer locations, including certain lessee-dealer sites.

The total consideration for the transaction, as set forth in the purchase agreement, is approximately $170 million plus the value of inventory on the closing date. The Company intends to finance from its own sources approximately $40 million plus the value of inventory on the closing date and Oak Street, pursuant to the Program Agreement (as described in Note 8 to the consolidated financial statements contained in this Annual Report on Form 10-K), has agreed to pay the remaining consideration for the fee simple ownership in 39 sites. At the closing, pursuant to the Program Agreement, the Company plans to amend one of its master leases with Oak Street to add the sites Oak Street has agreed to acquire in the transaction under customary lease terms.

The closing of the transaction is subject to fulfillment of customary conditions precedent and the completion of various transition planning matters. The Company currently expects the closing to occur during the second quarter of 2022. There is no certainty that the transaction will close.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information about directors required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders.

PART IV.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements: See Part II, Item 8 of this report.

Schedule I - Condensed Financial Information of Registrant. Additionally, the financial statement schedule entitled “Schedule II – Valuation and Qualifying Accounts” has been omitted since the information required is included in the consolidated financial statements and notes thereto. Other schedules are omitted because they are not required.

(2) Exhibits: See below.

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

4.3	Form of ARKO Corp. Warrant (incorporated by reference to Exhibit 4.4 to the proxy statement/prospectus on Form S-4/A, filed with the SEC on November 6, 2020).
4.4

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K, filed on March 25, 2021).

4.5

Warrant Agreement, dated June 6, 2019, by and between the Haymaker Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent, (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on June 12, 2019, by Haymaker Acquisition Corp. II (File No. 001-38931)).

4.6

Indenture, dated October 21, 2021, by and among ARKO Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on October 26, 2021).

4.7	Form of 5.125% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on October 26, 2021).
10.1	Form of Indemnification for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Commission on December 31, 2020).
10.2	ARKO Corp. 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Commission on December 31, 2020).
10.3**

Employment Agreement, dated as of September 8, 2020, by and between ARKO Corp. and Arie Kotler (incorporated by reference to Exhibit 10.11 to the proxy statement/prospectus on Form S-4/A, filed with the SEC on November 6, 2020).

10.4

Amended and Restated Credit Agreement, dated July 15, 2019, by and among GPM Petroleum LP, the guarantors party thereto, Capital One, National Association, Keybank National Association, Santander Bank, N.A., and the lenders party thereto (incorporated by reference to Exhibit 10.18 to the proxy statement/prospectus on Form S-4/A, filed with the SEC on November 6, 2020).

10.5

Increase Agreement and Amendment, dated March 31, 2020, by and among the incremental lenders party thereto, the lenders party thereto, GPM Petroleum LP, the guarantors party thereto, and Capital One, National Association (incorporated by reference to Exhibit 10.19 to the proxy statement/prospectus on Form S-4/A, filed with the SEC on November 6, 2020).

10.6

Term Loan and Security Agreement, dated January 12, 2016, by and among GPM Petroleum LP, the borrowers party thereto, the lenders party thereto, and PNC Bank, National Association (incorporated by reference to Exhibit 10.21 to the proxy statement/prospectus on Form S-4/A, filed with the SEC on November 6, 2020).

10.7

First Amendment to Term Loan and Security Agreement, dated November 17, 2017, by and among GPM Petroleum LP, the borrowers party thereto, the lenders party thereto, and PNC Bank, National Association (incorporated by reference to Exhibit 10.22 to the proxy statement/prospectus on Form S-4/A, filed with the SEC on November 6, 2020).

10.8

Second Amendment to Term Loan and Security Agreement, dated December 22, 2017, by and among GPM Petroleum LP, the borrowers party thereto, the lenders party thereto, and PNC Bank, National Association (incorporated by reference to Exhibit 10.23 to the proxy statement/prospectus on Form S-4/A, filed with the SEC on November 6, 2020).

10.9

Third Amendment to Term Loan and Security Agreement, dated July 15, 2019, by and among GPM Petroleum LP, the borrowers party thereto, the lenders party thereto, and PNC Bank, National Association (incorporated by reference to Exhibit 10.24 to the proxy statement/prospectus on Form S-4/A, filed with the SEC on November 6, 2020).

10.10

Fourth Amendment to Term Loan and Security Agreement, dated April 1, 2020, by and among GPM Petroleum LP, the borrowers party thereto, the lenders party thereto, and PNC Bank, National Association (incorporated by reference to Exhibit 10.25 to the proxy statement/prospectus on Form S-4/A, filed with the SEC on November 6, 2020).

10.11

Letter Agreement dated June 15, 2018, by and between Grocery Supply Company and GPM Southeast, LLC (incorporated by reference to Exhibit 10.45 to the proxy statement/prospectus on Form S-4/A, filed with the SEC on November 6, 2020).

10.12

Third Amended and Restated Agreement of Limited Partnership of GPM Petroleum LP, dated December 3, 2019 by and among GPM Petroleum GP, LLC and the limited partners party thereto (incorporated by reference to Exhibit 10.55 to the proxy statement/prospectus on Form S-4/A, filed with the SEC on November 6, 2020).

10.13**

Form of Restricted Stock Unit Agreement under the Company’s 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 8, 2021 (filed at 4:58 p.m. EST)).

10.14**

Form of Director Restricted Stock Unit Agreement under the Company’s 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on March 8, 2021 (filed at 4:58 p.m. EST)).

10.15**

Form of Performance-Based RSU Award Agreement under the Company’s 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on March 8, 2021 (filed at 4:58 p.m. EST)).

10.16**

Nonqualified Stock Option Agreement with Arie Kotler under the Company’s 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed on March 8, 2021 (filed at 4:58 p.m. EST)).

10.17**

Employment Agreement, dated as of January 3, 2020, by and between GPM INVESTMENTS, LLC and Maury Bricks. (incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K, filed on March 25, 2021).

10.18**

Amended and Restated Employment Agreement, dated as of August 4, 2020, by and between GPM INVESTMENTS, LLC and Donald Polk Bassell (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, filed on March 25, 2021).

10.19

Fourth Amendment to Third Amended, Restated and Consolidated Revolving Credit and Security Agreement, dated April 30, 2021, by and among GPM Investments, LLC and certain of its subsidiaries as other borrowers and guarantors thereto, the lenders party thereto and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on May 6, 2021 (filed at 4:36 p.m. EDT)).

10.20*

Standby Real Estate Purchase, Designation and Lease Program, dated as of May 3, 2021, by and between GPM Investments, LLC and Oak Street Real Estate Capital Net Lease Property Fund, LP. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 6, 2021 (filed at 4:30 p.m. EDT))

10.21

Master Supply Agreement, dated as of May 24, 2021, by and between GPM Investments, LLC and Core-Mark International, Inc (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 27, 2021).

10.22

Second Amended, Restated and Consolidated Credit Agreement, dated June 24, 2021, by and among GPM Investments, LLC, and the other borrowers party thereto and M&T Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on June 24, 2021).

10.23

Second Amended and Restated Master Covenant Agreement, dated June 24, 2021, by and between GPM Investments, LLC and M&T Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on June 24, 2021).

10.24	Purchase Agreement, dated October 14, 2021 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed on October 18, 2021).

10.25

Fifth Amendment to Third Amended, Restated and Consolidated Revolving Credit and Security Agreement, dated October 14, 2021, by and among GPM Investments, LLC and certain of its subsidiaries as other borrowers and guarantors thereto, the lenders party thereto and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on October 18, 2021).

10.26

Amendment to Second Amended, Restated and Consolidated Credit Agreement, dated October 14, 2021, by and among GPM Investments, LLC, and the other borrowers party thereto and M&T Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on October 18, 2021).

10.27

Amendment to Second Amended and Restated Master Covenant Agreement, dated October 14, 2021, by and between GPM Investments, LLC and M&T Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on October 18, 2021).

10.28**	Amended and Restated Employment Agreement, dated as of January 1, 2020, by and between GPM INVESTMENTS, LLC and Eyal Nuchamovitz.
21.1	List of Subsidiaries
23.1	Consent of Grant Thornton LLP
31.1	Certification of Principal Executive Officer of ARKO Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of ARKO Corp. pursuant to Section 302 of the Sarbanes-Oxley act of 2002
32.1	Certification of Principal Executive Officer of ARKO Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer of ARKO Corp. pursuant to Section 906 of the Sarbanes-Oxley act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

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

** Indicates management contract or compensatory plan arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2022	ARKO CORP.

	By:	/s/ Arie Kotler
Arie Kotler
President, Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Arie Kotler	President, Chief Executive Officer and Chairman of the Board	February 25, 2022
Arie Kotler	(Principal Executive Officer)

/s/ Donald Bassell	Chief Financial Officer	February 25, 2022
Donald Bassell	(Principal Financial and Accounting Officer)

/s/ Sherman K. Edmiston III	Director	February 25, 2022
Sherman K. Edmiston III

/s/ Michael J. Gade	Director	February 25, 2022
Michael J. Gade

/s/ Andrew R. Heyer	Director	February 25, 2022
Andrew R. Heyer

/s/ Steven J. Heyer	Director	February 25, 2022
Steven J. Heyer

/s/ Starlette Johnson	Director	February 25, 2022
Starlette Johnson

/s/ Morris Willner	Director	February 25, 2022
Morris Willner

Report of Independent registered public accounting firm

Board of Directors and Shareholders

ARKO Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ARKO Corp. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule I included under item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2022 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2003.

Charlotte, North Carolina

February 25, 2022

Report of Independent registered public accounting firm

Board of Directors and Shareholders

ARKO Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ARKO Corp. and subsidiaries’ (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 25, 2022 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina

February 25, 2022

ARKO Corp.

Consolidated Balance Sheets

(in thousands)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$252,141	$293,666
Restricted cash with respect to bonds	—	1,230
Restricted cash	20,402	16,529
Short-term investments	58,807	—
Trade receivables, net	62,342	46,940
Inventory	197,836	163,686
Other current assets	92,095	87,355
Total current assets	683,623	609,406
Non-current assets:
Property and equipment, net	548,969	491,513
Right-of-use assets under operating leases	1,064,982	961,561
Right-of-use assets under financing leases, net	192,378	198,317
Goodwill	197,648	173,937
Intangible assets, net	185,993	218,132
Investments	—	31,825
Non-current restricted cash with respect to bonds	—	1,552
Equity investment	2,998	2,715
Deferred tax asset	41,047	40,655
Other non-current assets	24,637	10,196
Total assets	$2,942,275	$2,739,809
Liabilities
Current liabilities:
Long-term debt, current portion	$40,384	$40,988
Accounts payable	172,918	155,714
Other current liabilities	137,488	133,637
Operating leases, current portion	51,261	48,878
Financing leases, current portion	6,383	7,834
Total current liabilities	408,434	387,051
Non-current liabilities:
Long-term debt, net	676,625	708,802
Asset retirement obligation	58,021	52,964
Operating leases	1,076,905	973,695
Financing leases	229,215	226,440
Deferred tax liability	2,546	2,816
Other non-current liabilities	136,853	96,621
Total liabilities	2,588,599	2,448,389

Commitments and contingencies - see Note 13
Series A redeemable preferred stock (no par value) - authorized: 1,000 shares; issued and outstanding: 1,000 shares and 1,000 shares, respectively; redemption value: $100,000 and $100,000, in the aggregate respectively	100,000	100,000

Shareholders' equity:
Common stock (par value $0.0001) - authorized: 400,000 shares; issued and outstanding: 124,428 and 124,132 shares, respectively	12	12
Additional paid-in capital	214,776	212,103
Accumulated other comprehensive income	9,119	9,119
Accumulated earnings (deficit)	29,545	(29,653)
Total shareholders' equity	253,452	191,581
Non-controlling interest	224	(161)
Total equity	253,676	191,420
Total liabilities, redeemable preferred stock and equity	$2,942,275	$2,739,809

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Year Ended December 31,
	2021	2020	2019
Revenues:
Fuel revenue	$5,714,333	$2,452,401	$2,703,440
Merchandise revenue	1,616,404	1,494,342	1,375,438
Other revenues, net	86,661	63,489	49,812
Total revenues	7,417,398	4,010,232	4,128,690
Operating expenses:
Fuel costs	5,275,907	2,131,416	2,482,472
Merchandise costs	1,143,494	1,088,032	1,002,922
Store operating expenses	630,518	532,422	506,524
General and administrative expenses	124,667	94,424	69,311
Depreciation and amortization	97,194	74,396	62,404
Total operating expenses	7,271,780	3,920,690	4,123,633
Other expenses, net	3,536	9,228	3,733
Operating income	142,082	80,314	1,324
Interest and other financial income	3,005	1,768	1,451
Interest and other financial expenses	(74,212)	(51,673)	(43,263)
Income (loss) before income taxes	70,875	30,409	(40,488)
Income tax (expense) benefit	(11,634)	1,499	(6,167)
Income (loss) from equity investment	186	(1,269)	(507)
Net income (loss)	$59,427	$30,639	$(47,162)
Less: Net income (loss) attributable to non-controlling interests	229	16,929	(3,623)
Net income (loss) attributable to ARKO Corp.	$59,198	$13,710	$(43,539)
Accretion of redeemable preferred stock	—	(3,120)
Series A redeemable preferred stock dividends	(5,735)	(157)
Net income attributable to common shareholders	$53,463	$10,433
Net income per share attributable to common shareholders - basic	$0.43	$0.15	$(0.65)
Net income per share attributable to common shareholders - diluted	$0.42	$0.15	$(0.65)
Weighted average shares outstanding:
Basic	124,412	71,074	66,701
Diluted	125,437	71,074	66,701

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net income (loss)	$59,427	$30,639	$(47,162)
Other comprehensive income:
Foreign currency translation adjustments	—	4,675	4,520
Total other comprehensive income	—	4,675	4,520
Comprehensive income (loss)	$59,427	$35,314	$(42,642)
Less: Comprehensive income (loss) attributable to non-controlling interests	229	16,929	(3,623)
Comprehensive income (loss) attributable to ARKO Corp.	$59,198	$18,385	$(39,019)

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Changes in Equity

(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2018	65,453	$6	$94,602	$(76)	$(5,135)	$89,397	$134,772	$224,169
Cumulative effect of adoption of new accounting standard - ASC 842	—	—	—	—	5,311	5,311	2,289	7,600
Balance at January 1, 2019 after adjustments	65,453	$6	$94,602	$(76)	$176	$94,708	$137,061	$231,769
Share-based compensation	—	—	516	—	—	516	—	516
Vesting and exercise of restricted share units	85	—	—	—	—	—	—	—
Conversion of convertible bonds	3	—	16	—	—	16	—	16
Transactions with non-controlling interests	—	—	9,552	—	—	9,552	4,341	13,893
Distributions to non-controlling interests	—	—	—	—	—	—	(8,662)	(8,662)
Other comprehensive income	—	—	—	4,520	—	4,520	—	4,520
Net loss	—	—	—	—	(43,539)	(43,539)	(3,623)	(47,162)
Balance at December 31, 2019	65,541	$6	$104,686	$4,444	$(43,363)	$65,773	$129,117	$194,890
Share-based compensation	—	—	1,891	—	—	1,891	—	1,891
Vesting and exercise of restricted share units	187	—	—	—	—	—	—	—
Issuance of shares to employees	200	—	—	—	—	—	—	—
Conversion of convertible bonds	29	—	137	—	—	137	—	137
Issuance of rights	5,749	1	11,324	—	—	11,325	—	11,325
Transactions with non-controlling interests	—	—	6,361	—	—	6,361	11,469	17,830
Purchase of non-controlling interest in GPMP	—	—	(19,092)	—	—	(19,092)	(73,982)	(93,074)
Distributions to non-controlling interests	—	—	—	—	—	—	(8,710)	(8,710)
Issuance of shares - Merger Transaction and purchase of GPM Minority, net of $41.8 million issuance costs, of which $10.4 million was paid in the form of common stock	52,426	5	110,073	—	—	110,078	(74,984)	35,094
Accretion and accrued dividends on redeemable preferred stock	—	—	(3,277)	—	—	(3,277)	—	(3,277)
Other comprehensive income	—	—	—	4,675	—	4,675	—	4,675
Net income	—	—	—	—	13,710	13,710	16,929	30,639
Balance at December 31, 2020	124,132	$12	$212,103	$9,119	$(29,653)	$191,581	$(161)	$191,420
Share-based compensation	—	—	5,804	—	—	5,804	—	5,804
Transactions with non-controlling interests	—	—	(396)	—	—	(396)	396	—
Distributions to non-controlling interests	—	—	—	—	—	—	(240)	(240)
Dividends on redeemable preferred stock	—	—	(5,735)	—	—	(5,735)	—	(5,735)
Issuance of shares	296	—	3,000	—	—	3,000	—	3,000
Net income	—	—	—	—	59,198	59,198	229	59,427
Balance at December 31, 2021	124,428	$12	$214,776	$9,119	$29,545	$253,452	$224	$253,676

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$59,427	$30,639	$(47,162)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	97,194	74,396	62,404
Deferred income taxes	4,848	(4,747)	4,299
Gain on bargain purchase	—	—	(406)
Loss (gain) on disposal of assets and impairment charges	1,384	6,060	(1,291)
Foreign currency (gain) loss	(1,320)	6,754	10,158
Amortization of deferred financing costs, debt discount and premium	9,304	2,236	522
Amortization of deferred income	(10,327)	(7,650)	(8,848)
Accretion of asset retirement obligation	1,705	1,359	1,549
Non-cash rent	6,359	7,051	7,582
Charges to allowance for credit losses	601	260	91
(Income) loss from equity investment	(186)	1,269	507
Share-based compensation	5,804	1,891	516
Fair value adjustment of financial assets and liabilities	3,821	(1,014)	—
Other operating activities, net	677	115	—
Changes in assets and liabilities:
Increase in trade receivables	(16,003)	(24,010)	(1,692)
(Increase) decrease in inventory	(21,816)	6,618	(7,302)
(Increase) decrease in other assets	(5,421)	(7,864)	7,212
Increase in accounts payable	16,813	26,893	8,830
Increase in other current liabilities	7,867	46,303	5,064
Decrease in asset retirement obligation	(130)	(393)	(450)
(Decrease) increase in non-current liabilities	(1,410)	7,676	1,714
Net cash provided by operating activities	$159,191	$173,842	$43,297

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Cash Flows (cont’d)

(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from investing activities:
Purchase of property and equipment	$(226,205)	$(44,646)	$(58,261)
Purchase of intangible assets	(246)	(30)	—
Proceeds from sale of property and equipment	284,854	1,302	18,982
Business acquisitions, net of cash	(203,070)	(363,988)	(33,587)
Purchase of investments	(27,110)	—	—
Loans to equity investment	—	(189)	(174)
Net cash used in investing activities	(171,777)	(407,551)	(73,040)
Cash flows from financing activities:
Lines of credit, net	—	(83,515)	34,893
Repayment of related-party loans	—	(4,517)	(850)
Buyback of long-term debt	—	(1,995)	—
Receipt of long-term debt, net	484,089	570,207	50,934
Repayment of debt	(531,834)	(58,792)	(18,079)
Payment of Provision - Pension Fund	—	—	(17,500)
Principal payments on financing leases	(8,094)	(8,116)	(9,051)
Proceeds from failed sale-leaseback	44,188	—	—
Proceeds from issuance of rights, net	—	11,332	—
Purchase of non-controlling interest in GPMP	—	(99,048)	—
Investment of non-controlling interest in subsidiary	—	19,325	—
Payment of Additional Consideration	(3,828)	—	—
Payment of Merger Transaction issuance costs	(4,773)	—	—
Issuance of shares in Merger Transaction	—	57,997	—
Issuance of redeemable preferred stock, net	—	96,880	—
Dividends paid on redeemable preferred stock	(5,892)	—	—
Distributions to non-controlling interests	(240)	(8,710)	(8,654)
Net cash (used in) provided by financing activities	(26,384)	491,048	31,693
Net (decrease) increase in cash and cash equivalents and restricted cash	(38,970)	257,339	1,950
Effect of exchange rate on cash and cash equivalents and restricted cash	(1,464)	2,875	1,263
Cash and cash equivalents and restricted cash, beginning of year	312,977	52,763	49,550
Cash and cash equivalents and restricted cash, end of year	$272,543	$312,977	$52,763
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of year	$293,666	$32,117	$29,891
Restricted cash, beginning of year	16,529	14,423	13,749
Restricted cash with respect to bonds, beginning of year	2,782	6,223	5,910
Cash and cash equivalents and restricted cash, beginning of year	$312,977	$52,763	$49,550
Cash and cash equivalents, end of year	$252,141	$293,666	$32,117
Restricted cash, end of year	20,402	16,529	14,423
Restricted cash with respect to bonds, end of year	—	2,782	6,223
Cash and cash equivalents and restricted cash, end of year	$272,543	$312,977	$52,763

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Cash Flows (cont’d)

(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Supplementary cash flow information:
Cash received for interest	$428	$1,323	$1,809
Cash paid for interest	51,495	40,026	30,622
Cash received for taxes	226	1,856	3,445
Cash paid for taxes	14,912	1,163	2,784
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	8,210	7,224	2,941
Purchases of equipment in accounts payable and accrued expenses	7,569	4,805	5,017
Purchase of property and equipment under leases	23,730	29,625	16,893
Disposals of leases of property and equipment	4,465	7,593	2,129
Issuance of shares	3,000	—	—
Receipt of related-party receivable payment offset by related-party loan payments	—	7,133	—
Ares Put Option	—	9,201	—
Payment to the pension fund by use of funds held in the indemnification escrow account	—	—	1,500

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Notes to Consolidated Financial Statements

1. General

ARKO Corp. (the “Company”) is a Delaware corporation whose common stock, par value $0.0001 per share (“common stock”) and publicly-traded warrants are listed on the Nasdaq Stock Market (“Nasdaq”). Our common stock had also been listed on the Tel Aviv Stock Exchange (“TASE”), however, following delisting procedures initiated by the Company, the common stock was delisted from the TASE on February 13, 2022 and the Company’s common stock traded on the TASE was transferred to Nasdaq.

On September 8, 2020, the Company (then a newly-formed company) entered into a business combination agreement, as amended on November 18, 2020 (the “Merger Agreement”), together with Arko Holdings Ltd. (“Arko Holdings”), Haymaker Acquisition Corp. II, a Delaware corporation and a special purpose acquisition company (“Haymaker”), and additional newly-formed wholly owned subsidiaries of Haymaker that were formed in order to enable the consummation of the merger transaction, as described below (the “Merger Transaction”). Arko Holdings is a corporation incorporated in Israel, whose securities were listed on the TASE prior to the consummation of the Merger Transaction and which held approximately 67.99% of the equity rights in GPM Investments, LLC, a Delaware limited liability company (“GPM”). On December 22, 2020 (the “Merger Closing Date”), the Merger Transaction was consummated, following which Arko Holdings and Haymaker became wholly owned subsidiaries of the Company. Concurrently with the execution of the Merger Agreement, the third parties who held approximately 32% of the equity rights in GPM (collectively, the “GPM Minority”) entered into an agreement with the Company and Haymaker for the sale of all of the GPM Minority’s rights, directly or indirectly, in GPM, such that, upon the consummation of the Merger Transaction, the Company indirectly held full ownership and control of GPM.

The Company’s operations are primarily performed by its subsidiary, GPM. GPM is engaged directly and through fully owned and controlled subsidiaries (directly or indirectly) in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations, and in wholesale activity, which includes the supply of fuel to gas stations operated by third parties. As of December 31, 2021, GPM’s activity included the self-operation of 1,406 sites and the supply of fuel to 1,628 gas stations operated by independent dealers, throughout 33 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“US”).

As of December 31, 2021, GPM, directly and through certain subsidiaries wholly owned and controlled by it, held approximately 99.8% of the limited partnership interests in GPM Petroleum LP (“GPMP”) and all of the rights in the general partner of GPMP. For additional information, see Note 3 below.

The Company has three reporting segments: retail, wholesale and GPMP. Refer to Note 22 below for further information with respect to the segments.

Accounting Treatment of the Merger Transaction

The Merger Transaction was accounted for as a reverse recapitalization. For accounting purposes, Haymaker was treated as the “acquired” company and Arko Holdings was considered the accounting acquirer. The Merger Transaction was treated as the equivalent of Arko Holdings’ issuing stock in exchange for the net assets of Haymaker, accompanied by a recapitalization. The net assets of Arko Holdings and Haymaker were stated at historical cost. No goodwill or intangible assets were recorded in connection with the Merger Transaction.

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

For subsidiaries whose functional currency has been determined to be other than the US dollar, assets and liabilities are translated at year-end exchange rates, and statement of operations items are translated at average exchange rates prevailing during the year. Resulting translation differences are recorded as a separate component of accumulated other comprehensive income (loss) in equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase, which are not restricted, to be cash equivalents, of which there were $0.7 million and $102.4 million at December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, $0.7 million and $35.5 million of cash and cash equivalents, respectively, were denominated in New Israeli Shekels (“NIS”). Cash and cash equivalents are maintained at financial institutions.

Restricted Cash

The Company classifies as restricted cash any cash and cash equivalents that are currently restricted from use in order to comply with agreements with third parties, including cash related to net lottery proceeds.

Restricted Cash with Respect to Bonds

The Company classified designated cash for specific use only in accordance with the provisions as established in the deed of trust governing the Bonds (Series C), as defined in Note 12 below, as restricted cash with respect to bonds. These amounts were deposited in a financial institution as Reserved Principal and Interest and were intended for use according to the deed of trust governing the Bonds (Series C). The designated cash was classified as current assets and non-current assets according to the date on which the Company was expected to use the balances or according to the nature of the assets to which they were designated. As of December 31, 2020, $2.8 million of restricted cash with respect to the bonds was denominated in NIS. On March 30, 2021, Arko Holdings exercised its right to fully redeem the Bonds (Series C).

Trade Receivables

The majority of trade receivables are typically from independent dealers, customer credit accounts and credit card companies in the ordinary course of business. Balances due in respect of credit cards processed through the Company’s fuel suppliers and other providers are collected within two to three days depending upon the day of the week of the purchase and time of day of the purchase. Receivables from independent dealers and customer credit accounts are typically due within two to 10 days and are stated as amounts due. Accounts that are outstanding longer than the payment terms are considered past due.

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

The Company writes off receivable amounts when there is information indicating that the debtor is in severe financial difficulty and there is no realistic prospect of recovery, e.g. when the debtor has been placed under liquidation or has entered into bankruptcy proceedings. Financial assets written off may still be subject to enforcement activities under the Company’s recovery procedures, taking into account legal advice where appropriate. Any recoveries made are recognized in profit or loss. The Company has not experienced significant write-offs for the years ended December 31, 2021, 2020 and 2019.

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

Investments

Investments consist primarily of US Treasury and other investment grade securities with maturities no longer than one year and certain interest-bearing cash deposits. Investments are considered held-to-maturity and carried at amortized cost. When applicable, the cost of securities sold will be based on the specific identification method. Approximately $31.8 million investments at December 31, 2021 and 2020 secured 98% of the outstanding principal amount of the GPMP PNC Term Loan as defined and described in Note 12 below, and will secure this balance until the loan is fully repaid. As a result, this amount was classified as a current asset at December 31, 2021 and a non-current asset at December 30, 2020.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including property and equipment, right-of-use assets and amortizable intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a review indicates that the assets will not be recoverable, based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value and the asset’s carrying value is reduced to fair value. Impairment losses related to property and equipment and right-of-use assets of $3.2 million, $4.7 million and $5.1 million were recorded in relation to closed and non-performing sites as an expense within other expenses, net in the consolidated statements of operations during the years ended December 31, 2021, 2020 and 2019, respectively. No impairment was recognized for long-lived intangible assets during the years ended December 31, 2021, 2020 and 2019.

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

If, after reassessment, the net of the acquisition-date amounts of the identifiable assets acquired and liabilities assumed exceeds the sum of the consideration transferred, the excess is recognized immediately within other expenses, net in the consolidated statements of operations as a gain on bargain purchase.

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

Range in Years
Goodwill	Indefinite life
Trade names	5
Wholesale fuel supply contracts	9 to 14
Option to acquire ownership rights	6 to 15
Option to develop stores	5
Liquor licenses	Indefinite life
Franchise rights	9 to 20

Goodwill is reviewed annually for impairment, or more frequently if indicators of impairment exist, such as disruptions in the business, unexpected significant declines in operating results or a sustained market capitalization decline. In the goodwill impairment test, the reporting unit’s carrying amount (including goodwill) and its fair value are compared. If the estimated fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the deficit up to the amount of goodwill recorded.

The Company has historically tested goodwill for impairment as of December 31 for each fiscal year; however, in 2021, the Company changed the date of its annual goodwill impairment test to October 1 for operational expediency and to align its testing date with the convention of its public company peers. The Company does not believe that this change in goodwill impairment testing date represents a material change in accounting principle as the change did not have a material effect to the consolidated financial statements in light of the continuing requirement to assess goodwill impairment in the presence of certain indicators.

The Company completed the annual impairment analyses for goodwill for the years ended December 31, 2021, 2020 and 2019, and no impairment was recognized.

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

The Company’s investments in GPM (until the purchase of the GPM Minority on the Merger Closing Date as described in Note 1 above) and GPMP (until the purchase of the third parties’ interests in GPMP on December 21, 2020 as described in Note 3 below) were accounted for under the method of accounting referred to as the hypothetical liquidation at book value method for allocating the profits and losses. In accordance with this method, profits and losses are allocated between the Company and the non-controlling interest assuming at the end of the reporting period, GPM and GPMP would liquidate or distribute its assets and redeem its liabilities at their book value.

Until December 21, 2020, due to the terms of GPMP’s Agreement of Limited Partnership, and the preference provided to the one of the third party investors in the monthly distributions of GPMP as well as in liquidation, the investor’s investment was classified in the consolidated statements of changes in equity as ‘Non-controlling interests.’ A non-controlling interest was also recorded for the interests owned by the seller of the Fuel USA sites and the seller of the Riiser sites (the “Riiser Seller”).

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

Since January 2014, the Company has held joint control (50%) of Ligad Investments and Construction Ltd. (“Ligad”), which is presented on the Company’s books using the equity method of accounting. As of December 31, 2021, Ligad owed the Company approximately $1.0 million, bearing interest at the prime rate plus 1%, and payable on December 31, 2022.

In September 2020, Ligad entered into an agreement with a third party for the lease of the properties held by it for a period of three years beginning March 1, 2021, in consideration of an annual payment of approximately $0.4 million and granted another third party an option, exercisable until September 2022, to purchase the leased properties for consideration for approximately $8.5 million plus value-added taxes, from which the lease payments received will be deducted.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

Significant estimates of fair value include, among other items, tangible and intangible assets acquired and liabilities assumed through business combinations, certain leases, contingent consideration in business combinations, the Public Warrants (as defined below), the Private Warrants (as defined below), the Deferred Shares (as defined below) and the Ares Put Option (as defined below). The Company also uses fair value measurements to routinely assess impairment of long-lived assets, intangible assets and goodwill.

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

Certain fuel and sales taxes are invoiced by fuel suppliers or collected from customers and remitted to governmental agencies either directly, or through suppliers, by the Company. Whether these taxes are presented on a gross or net basis is dependent on whether the Company is acting as a principal or agent in the sales transaction. Fuel excise taxes are presented on a gross basis for fuel sales because the Company is acting as the primary obligor, has pricing latitude, and is also exposed to inventory and credit risks. Fuel revenue and fuel cost of revenue included fuel taxes of $1,004.8 million, $584.6 million and $500.1 million for 2021, 2020 and 2019, respectively.

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
•
Customer loyalty program—The customer loyalty program provides the Company’s customers rights to purchase products at a lower price or at no cost in future periods. The sale of products in accordance with the loyalty program are recognized as multiple performance obligations. The consideration for the sale is allocated to each performance obligation identified in the contract (the actual purchases and the future purchases) on a relative stand-alone selling price basis. Revenue for the rights granted is deferred and recognized on the date on which the Company completes its obligations in respect thereof or when it expires. The related contract liability for the customer loyalty program was approximately $1.5 million and $1.2 million as of December 31, 2021 and December 31, 2020, respectively, and was included in other current liabilities on the consolidated balance sheets.
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

Wholesale

•
Consignment arrangements—In arrangements of this type, the Company continues to be the owner of the fuel until the date of sale to the final customer (the consumer). In these arrangements, the gross profit which is created from the sale of the fuel is allocated between the Company and the independent dealer based on the terms of the relevant agreement with the independent dealer. The Company recognizes revenues on the date of the sale to the final customer (namely, upon dispensing of the fuel by the consumer which is the date of transfer of control, risks and rewards to the final customer).
•
Fuel supply arrangements (“Cost Plus”)—In arrangements of this type, the independent dealer purchases the fuel from the Company. The Company recognizes revenue upon delivery of the fuel to the independent dealer (executed by an outside delivery company) which is the date of transfer of ownership of the fuel to the independent dealer. In arrangements of this type, the sales price to the independent dealer is determined according to the terms of the relevant agreement with the independent dealer, which generally includes a stated price of the fuel plus the cost of transportation, prompt pay discounts, rebates and a margin.

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

Total purchases from suppliers who accounted for 10% or more of total purchases for the periods presented were as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Fuel products - Supplier A	$776,314	$312,231	$420,805
Fuel products - Supplier B	638,928	256,606	401,657
Merchandise products - Supplier C	645,257	653,994	610,685

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs, net of co-op advertising reimbursement from certain vendors/suppliers, for the years ended December 31, 2021, 2020 and 2019 were $4.4 million, $3.8 million and $4.0 million, respectively, and were included in store operating and general and administrative expenses in the consolidated statements of operations.

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

GPM is taxed as a partnership for US federal and certain state jurisdiction for income tax purposes. Certain subsidiaries of GPM are taxed as a corporation for US federal and state income tax purposes. The taxable income and loss from all activities of GPM, excluding the activities of GPM’s subsidiaries which are taxed as a corporation for US federal purposes, are included in the taxable income or loss of GPM’s members, including Arko Convenience Stores, LLC (“ACS”), a wholly owned subsidiary of Arko Holdings. As a result, current and deferred taxes reflected in the consolidated financial statements until the Merger Closing Date did not include the income or loss allocated to GPM members other than ACS.

Uncertain tax positions meeting the more likely than not recognition threshold are measured and recognized in the consolidated financial statements at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement.

The Company classifies interest and penalties related to income tax matters as a component of income tax expense in the consolidated statements of operations.

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

Share-Based Compensation

ASC 718, Compensation – Stock Compensation, requires the cost of all share-based payments to employees to be recognized in the statement of operations and establishes fair value as the measurement objective in accounting for share-based payment arrangements. ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards on the date of grant.

Restricted share units are valued based on the fair market value of the underlying stock on the date of grant. The Company records compensation expense for these awards based on the grant date fair value of the award, recognized ratably over the vesting period of the award.

The Company recognizes compensation expense related to stock-based awards with graded vesting on a straight-line basis over the vesting period. The Company’s share-based compensation expense is adjusted for forfeitures when they are incurred.

Employee Benefits

The Company has a 401(k) retirement plan for its employees who may contribute up to 75% of eligible wages as defined in the plan, subject to limitations defined in the plan and applicable law. The Company matches a percentage of employee contributions according to the plan, subject to applicable law. The expense for matching contributions was approximately $1.4 million, $0.2 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Leases

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

In assessing the lease term, the Company takes into account extension options that, at initial recognition, it is reasonably certain that it will exercise. The likelihood of the exercise of the extension options is examined considering, among other things, the lease payments during the extension periods in relation to the market prices, significant improvements in the leased properties that are expected to have a significant economic benefit during the extension period, actual profitability characteristics and expected profitability of the sites, the remaining non-cancellable period, the number of years under the extension periods, location of the leased property and the availability of suitable alternatives.

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

Years
Leasehold improvements, buildings and real estate assets	28
Equipment	6

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

The Company as Lessor

Leases for which the Company is a lessor are classified as financing or operating leases. When the Company is an intermediate lessor, it accounts for the head lease and the sublease as separate contracts. The sublease is classified as a financing or operating lease by reference to the head lease’s underlying asset.

Rental income from operating leases is recognized on a straight-line basis over the term of the relevant lease. Initial direct costs incurred in negotiating and arranging an operating lease are added to the carrying amount of the leased asset and depreciated on a straight-line basis over the lease term. Rental income on leased and subleased property to independent dealers and other third-parties is recognized on a straight-line basis based upon the term of the tenant’s lease or sublease.

New Accounting Pronouncements Adopted During 2021

Simplifying the Accounting for Income Taxes – In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance, such as the accounting for a franchise tax (or similar tax) that is partially based on income. This standard is effective January 1, 2021 for the Company. The adoption of this guidance had no material impact on the Company's consolidated financial statements.

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

3. Limited Partnership

Formation of GPMP

GPMP commenced its operation in January 2016 and from thereafter the following applies:

i.
Fuel distribution agreements – GPMP is a party to agreements with fuel suppliers relating to the supply of fuel to GPM and its subsidiaries, and GPM guarantees the obligations under certain of such agreements.
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

Purchase of the minority interests in GPMP

At December 31, 2021 and 2020, GPM’s (direct and indirect) interest in GPMP was approximately 99.8% and 99.7%, respectively, of the limited partnership interests of GPMP.

Just prior to the Merger Transaction, third parties owned approximately 19.3% of the limited partnership interests in GPMP. On December 21, 2020, GPM purchased such interests except for units held by the Riiser Seller which represented, at that time, 0.29% of the limited partnership interests in GPMP, for a total consideration of approximately $98.0 million, plus consideration for the amount of outstanding distributions not yet distributed, which was funded from GPM’s own sources. Part of the proceeds paid by GPM were used to purchase shares of Haymaker in privately negotiated transactions and upon consummation of the Merger Transaction, these shares automatically converted into shares of the Company.

The units which the Riiser Seller continues to hold are pledged to GPM to secure certain indemnification and payment obligations granted to GPM by the Riiser Seller. GPM has the right to purchase these units for approximately $3.0 million, to be paid by cash or shares as to be determined by GPM and the Riiser Seller has the right to cause certain payment obligations to be satisfied by tendering the units to the Company.

4. Acquisitions

ExpressStop Acquisition

On May 18, 2021, the Company acquired, in conjunction with two U.S. real estate funds that are unrelated third parties (each a “Real Estate Fund,” collectively the “Real Estate Funds”), 60 self-operated convenience stores and gas stations located in the Midwestern U.S. for consideration of approximately $87 million plus the value of inventory and cash in stores on the closing date (the “ExpressStop Acquisition”). The Company financed its share of the consideration from its own sources and the Real Estate Funds paid the purchase price for the seller’s real estate they acquired as described below.

At the closing of the transaction, (i) the Company purchased and assumed, among other things, certain vendor agreements, fee simple ownership in 10 sites, equipment in the sites, inventory and goodwill with regard to the acquired activity; and (ii) in accordance with agreements between the Company and each of the Real Estate Funds, in consideration of approximately $78 million, the Real Estate Funds purchased the fee simple ownership in 44 of the sites, which are leased to the Company under customary lease terms. One of the Real Estate Funds granted the Company an option to purchase the fee simple ownership in 24 of the sites following an initial four-year period for a purchase price agreed upon between the parties. For accounting purposes, the transaction with this Real Estate Fund was treated as a failed sale-leaseback and resulted in recording a financial liability of approximately $44.2 million, which included an additional site added to the agreement with the Real Estate Fund in October 2021. For accounting purposes, the transaction with the other Real Estate Fund, which purchased 20 of the sites, was treated as a sale-leaseback and the Company recorded right-of-use assets and operating lease liabilities of approximately $30.0 million in connection therewith. The Company’s total net cash outlay was approximately $15.9 million.

The details of the business combination were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$16,191
Consideration provided by the Real Estate Funds	78,496
Total consideration	$94,687
Assets acquired and liabilities:
Cash and cash equivalents	$258
Inventory	7,507
Other assets	326
Property and equipment	76,550
Environmental receivables	46
Deferred tax asset	2,435
Intangible assets	2,740
Total assets	89,862
Other liabilities	(213)
Environmental liabilities	(70)
Asset retirement obligations	(2,448)
Total liabilities	(2,731)
Total identifiable net assets	87,131
Goodwill	$7,556

Consideration paid in cash by the Company	$16,191
Consideration provided by the Real Estate Funds	78,496
Less: cash and cash equivalent balances acquired	(258)
Net cash outflow	$94,429

The Company included identifiable tangible and intangible assets and identifiable liabilities at their fair value based on the information available to the Company’s management on the acquisition closing date, including, among other things, an evaluation performed by external consultants for this purpose. The useful life of the trade name on the date of acquisition was five years. The liquor licenses have indefinite useful lives.

As a result of the ExpressStop Acquisition, the Company recorded goodwill of approximately $7.6 million, all of which was allocated to the GPMP segment and attributable to the opportunity to add significant volume to the GPMP segment. None of the goodwill recognized is tax deductible for U.S. income tax purposes.

Acquisition-related costs amounting to approximately $2.5 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the consolidated statement of operations for the year ended December 31, 2021. No acquisition-related costs were recognized for the years ended December 31, 2020 and 2019.

Results of operations for the ExpressStop Acquisition for the period subsequent to the acquisition closing date were reflected in the consolidated statement of operations for the year ended December 31, 2021. For the period from the acquisition closing date through December 31, 2021, the Company recognized $130.0 million in revenues and $2.0 million in net income related to the ExpressStop Acquisition.

Handy Mart Acquisition

On November 9, 2021, the Company acquired the operations and leasehold interest of 36 self-operated convenience stores and gas stations and one development parcel, located in North Carolina (the “Handy Mart Acquisition” and together with the ExpressStop Acquisition, the “2021 Acquisitions”). The total consideration for the transaction, including the purchase of real estate by Oak Street pursuant to the Program Agreement as described in Note 8, was approximately $112 million plus the value of inventory and cash in the stores on the closing date. The Company financed the consideration for the acquired operations from its own sources, and Oak Street agreed to pay the remaining consideration for certain of the seller’s sites it has agreed to acquire as described below.

At the closing of the transaction, the Company purchased and assumed, among other things, certain vendor agreements, equipment, inventory and goodwill with regard to the acquired assets and paid approximately $12 million plus the value of inventory and cash in the stores on the closing date. In the fourth quarter of 2021, Oak Street purchased the fee simple ownership in 28 of the sites for approximately $93.2 million and in the first quarter of 2022, Oak Street purchased the fee simple ownership in the remaining leased site from the seller for approximately $6.7 million. Additionally, at the closing, pursuant to the Program Agreement, the Company entered into a master lease with Oak Street under customary lease terms for the sites Oak Street acquired or will acquire in the Handy Mart Acquisition. As of the closing of the transaction, the Company leases one site, the development parcel and a maintenance facility from the seller and the remaining six sites from other third parties.

The details of the business combination were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$17,541
Consideration provided by Oak Street	93,202
Total consideration	$110,743
Assets acquired and liabilities:
Cash and cash equivalents	$50
Inventory	4,914
Other assets	464
Property and equipment	105,838
Right-of-use assets under operating leases	12,047
Intangible assets	1,290
Total assets	124,603
Other liabilities	(425)
Environmental liabilities	(40)
Operating leases	(12,047)
Asset retirement obligations	(1,348)
Total liabilities	(13,860)
Total identifiable net assets	110,743
Goodwill	$—

Consideration paid in cash by the Company	$17,541
Consideration provided by Oak Street	93,202
Less: cash and cash equivalent balances acquired	(50)
Net cash outflow	$110,693

The initial accounting treatment of the Handy Mart Acquisition reflected in these consolidated financial statements is provisional as the Company has not yet finalized the initial accounting treatment of the business combination, and in this regard, has not finalized the valuation of some of the assets and liabilities acquired and the goodwill resulting from the acquisition, mainly due to the limited period of time between the acquisition closing date and the date of the consolidated financial statements. Therefore, some of the financial information presented with respect to the Handy Mart Acquisition presented in these consolidated financial statements remains subject to change.

The Company included identifiable tangible and intangible assets and identifiable liabilities at their preliminary fair value based on the information available to the Company’s management on the acquisition closing date, including, among other things, an evaluation performed by external consultants for this purpose. The useful life of the trade name on the date of acquisition was five years.

No goodwill was recorded as a result of the Handy Mart Acquisition.

Acquisition-related costs amounting to approximately $0.6 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the consolidated statement of operations for the year ended December 31, 2021. No acquisition-related costs were recognized for the years ended December 31, 2020 and 2019.

Results of operations for the Handy Mart Acquisition for the period subsequent to the acquisition closing date were reflected in the consolidated statement of operations for the year ended December 31, 2021. For the period from the acquisition closing date through December 31, 2021, the Company recognized $32.7 million in revenues and $0.9 million in net income related to the Handy Mart Acquisition.

Empire Acquisition

Following a purchase agreement entered into on December 17, 2019 (the “Purchase Agreement”) with unrelated third-parties (the “Empire Sellers”), on October 6, 2020 (the “Closing Date”), the acquisition closed for the purchase of (i) the Empire Sellers’

wholesale business of supplying fuel which included 1,453 gas stations independently-operated by others and (ii) 84 self-operated convenience stores and gas stations, all in 30 states, out of which 10 states in which GPM was not active in prior to the Closing Date and the District of Columbia (the “Empire Acquisition”).

As part of the Empire Acquisition, on the Closing Date, the Empire Sellers: (i) sold to GPMP the rights according to agreements with fuel suppliers and all of the rights to supply fuel to 1,537 sites; (ii) sold to a subsidiary of GPM the fee simple ownership rights in 64 sites; (iii) assigned to various of GPM’s subsidiaries leases of 132 sites (including two vacant parcels and one non-operating site) (the “third party leases”); (iv) leased to certain of GPM’s subsidiaries 34 sites (including one vacant parcel) that were valued at approximately $60 million that were owned by the Empire Sellers, at terms as specified below (collectively the “Sellers’ Leases”); and (v) sold and assigned to various of GPM’s subsidiaries and GPMP the equipment, inventory, agreements, intangible assets and other rights with regard to the wholesale and retail businesses acquired (collectively, the “Acquired Operations”).

The consideration to the Empire Sellers for the Acquired Operations, based on the Purchase Agreement and an amendment dated October 5, 2020, was as follows:

•
The net consideration paid to the Empire Sellers totaled approximately $351 million (the “Base Consideration”), including post-closing adjustments, and in addition, approximately $10.6 million was paid for the cash and inventory in the stores, net of deposit amounts and other collateral provided by the independent dealers, as of the Closing Date (collectively, the “Closing Consideration”) including post-closing adjustments.
•
On each of the first five anniversaries of the Closing Date, the Empire Sellers will be paid an amount of $4.0 million (total of $20.0 million) (the “Additional Consideration”). If the Empire Sellers are entitled to amounts on account of the Contingent Consideration (as defined below), these amounts will initially be applied to accelerate payments on account of the Additional Consideration. In October 2021, the Company paid the Empire Sellers $4.0 million of Additional Consideration.
•
An amount of up to $45.0 million (the “Contingent Consideration”) will be paid to the Empire Sellers according to mechanisms set forth in the Purchase Agreement, with regard to the occurrence of the following events during the five years from the Closing Date (the “Earnout Period”): (i) sale and lease to third parties or transfer to self-operation by GPM of sites which leases to third parties expired or are scheduled to expire during the Earnout Period, (ii) renewal of agreements with independent dealers at sites not leased or owned by GPM which agreements expired or are scheduled to expire during the Earnout Period, (iii) improvement in the terms of the agreements with fuel suppliers (with regard to the Acquired Operations and/or GPM’s sites as of the Closing Date), (iv) improvement in the terms of the agreements with transportation companies (with regard to the Acquired Operations and/or GPM’s sites as of the Closing Date), and (v) the closing of additional wholesale transactions that the Empire Sellers has engaged in prior to the Closing Date. The measurement and payment of the Contingent Consideration will be made once a year.

GPM was granted options to purchase each of the sites during and at the end of the initial five year term and has a right of first refusal to purchase the assets in the event of sale of the assets to third parties during such term, all as determined in the lease agreements. Refer to Note 8 for detail on the exercise of these purchase options.

$350 million of the Closing Consideration was paid by use of the Capital One Line of Credit (as defined in Note 12 below). In addition, on the Closing Date, in accordance with the Ares Credit Agreement as described in Note 12 below, a term loan in an amount of $63 million was provided to GPM, and was partially used for the payment of the balance of the Closing Consideration.

The details of the business combination were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$11,790
GPMP Capital One Line of Credit	350,000
Liability resulting from Additional Consideration	17,560
Liability resulting from Contingent Consideration	7,205
Total consideration	$386,555
Assets acquired and liabilities:
Cash and cash equivalents	$174
Inventory	12,464
Other assets	4,898
Property and equipment	109,317
Wholesale fuel supply contracts	194,000
Option to acquire ownership rights	8,446
Other intangible assets	750
Right-of-use assets under operating leases	210,352
Right-of-use assets under financing leases	15,120
Environmental receivables	491
Deferred tax asset	11,459
Total assets	567,471
Other liabilities	(4,753)
Environmental liabilities	(1,278)
Asset retirement obligations	(15,168)
Operating leases	(202,500)
Financing leases	(13,357)
Total liabilities	(237,056)
Total identifiable net assets	330,415
Goodwill	$56,140

Consideration paid in cash	$361,790
Less: cash and cash equivalent balances acquired	(174)
Net cash outflow	$361,616

The Company included identifiable tangible and intangible assets and identifiable liabilities at their fair value based on the information available to the Company’s management on the Closing Date, including, among other things, an evaluation performed by external consultants for this purpose. Specifically, the valuation of the wholesale fuel supply contracts was performed by an external consultant using a combination of the income approach with a weighted average discount rate of 13% and the market approach with a multiple of 4.0x EBITDA. The weighted average useful life of the wholesale fuel supply contracts on the date of acquisition was 12 years. The option to acquire ownership rights was valued using a Black-Scholes model.

In 2021, the Company finalized the accounting treatment of the Empire Acquisition, including the valuation of some of the assets acquired and the goodwill resulting from the acquisition. As a result, the Company primarily reduced property and equipment by approximately $16.3 million, reduced the option to acquire ownership rights by $2.8 million, increased the deferred tax asset by approximately $3.1 million and reduced consideration by $2.1 million. The adjustments to the assets acquired resulted in an increase in goodwill of approximately $16.2 million. These adjustments resulted in a reduction in depreciation and amortization expenses recorded by approximately $2.3 million, of which approximately $0.8 million related to amounts recorded for the year ended December 31, 2020.

As a result of the business acquisition, the Company recorded goodwill of approximately $56.1 million, all of which was allocated to the GPMP segment and attributable to the opportunities to expand into new geographic locations and add a significant amount of volume to the GPMP segment. None of the goodwill recognized is tax deductible for US income tax purposes.

Acquisition-related costs amounting to approximately $0.3 million, $4.2 million and $1.5 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively.

Results of operations for the acquisition were reflected in the consolidated statement of operations for the years ended December 31, 2020 for the period subsequent to the Closing Date. For the period from the Closing Date through December 31, 2020, the Company recognized $477.3 million in revenues and $7.7 million in net loss related to the Empire Acquisition.

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

The cash consideration paid at closing was approximately $27.8 million, as detailed below:

•
An amount of $13.2 million was paid by GPM, out of which $6.8 million was paid for cash and inventory at the Purchased Sites on the closing date and other adjustments. This was financed with the PNC Line of Credit (as described in Note 12 below). In accordance with the purchase agreement, because the store level EBITDA of the Acquired Activity (as defined by the parties) for 2020 was less than the amount specified in the purchase agreement, the Riiser Seller owed the Company $3.4 million as of December 31, 2021.
•
An amount of approximately $14.6 million was funded by GPMP by use of the Capital One Line of Credit (as described in Note 12 below).

In addition, approximately $15.1 million was paid to the Riiser Seller by way of issuing limited partnership units of GPMP as described above.

The details of the business combination were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$13,186
Non-controlling interest in GPMP	13,893
GPMP Capital One Line of Credit	14,600
Payable to Riiser Seller	320
Less: asset resulting from contingent consideration	(2,088)
Total consideration	$39,911
Assets acquired and liabilities:
Cash and cash equivalents	$489
Inventory	6,973
Other assets	934
Property and equipment	15,345
Trade name	1,000
Right-of-use assets under operating leases	75,171
Deferred tax assets	3,324
Total assets	103,236
Other liabilities	(1,409)
Environmental liabilities	(153)
Asset retirement obligations	(4,226)
Operating leases	(87,458)
Total liabilities	(93,246)
Total identifiable net assets	9,990
Goodwill	$29,921

Consideration paid in cash	$27,786
Less: cash and cash equivalent balances acquired	(489)
Net cash outflow	$27,297

The Company included identifiable tangible and intangible assets and identifiable liabilities at their fair value based on the information available to the Company’s management on the acquisition closing date, including, among other things, an evaluation performed by external consultants for this purpose. The useful life of the trade name on the date of acquisition was five years.

As a result of the business acquisition, the Company recorded goodwill of approximately $29.9 million, all of which was allocated to the GPMP segment and attributable to the opportunities to expand into new geographic locations and add a significant amount of volume to the GPMP segment. None of the goodwill recognized is tax deductible for US income tax purposes.

Acquisition-related costs amounting to approximately $0.5 million and $0.9 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively. No acquisition-related costs were recognized for the year ended December 31, 2021.

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

The details of these two additional business acquisitions were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$867
GPMP Capital One Line of Credit	5,500
Total consideration	$6,367
Assets acquired and liabilities assumed at the dates of acquisition:
Cash and cash equivalents	$77
Inventory	1,623
Other assets	118
Environmental receivables	18
Property and equipment	3,910
Right-of-use assets under operating leases	20,189
Options to acquire ownership rights	1,315
Total assets	27,250
Other liabilities	(223)
Environmental liabilities	(431)
Asset retirement obligations	(768)
Operating leases	(19,291)
Deferred tax liabilities	(29)
Total liabilities	(20,742)
Total identifiable net assets	6,508
Bargain gain recorded on the Town Star Acquisition	(406)
Goodwill recorded on the Cash and Sons Acquisition	$265

Consideration paid in cash	$6,367
Less: cash and cash equivalent balances acquired	(77)
Net cash outflow on acquisition dates	$6,290

The Company included identifiable tangible and intangible assets and identifiable liabilities at their fair value based on the information available to the Company’s management on the acquisition closing date, including, among other things, an evaluation performed by external consultants for this purpose. The useful life of the options to acquire ownership rights on the date of acquisition was approximately 10 years.

The Town Star Acquisition resulted in a gain on bargain purchase of approximately $0.4 million which represented the difference between the fair value of the assets acquired and liabilities recognized of approximately $3.3 million and the total fair value of the consideration transferred of approximately $2.9 million, and was primarily the result of the seller being in bankruptcy. The Company recognized this gain within other expenses, net in the consolidated statement of operations.

As a result of the Cash and Sons Acquisition, the Company recorded goodwill of approximately $0.3 million. The goodwill was fully allocated to the GPMP segment and attributable to the opportunities to expand within existing geographic locations and add volume to the GPMP segment. None of the goodwill recognized is tax deductible for US income tax purposes.

Acquisition-related costs amounting to $2.0 million (which include a transition service agreement with the Town Star seller) have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the consolidated statement of operations for the year ended December 31, 2019. No acquisition-related costs were recognized for the years ended December 31, 2021 and 2020.

Results of operations for the acquisition were reflected in the consolidated statement of operations for the year ended December 31, 2019 for the period subsequent to the closing date. For the period from the closing dates through December 31, 2019, the Company recognized $46.1 million in revenues and $0.7 million in net loss related to these acquisitions.

Impact of Acquisitions (unaudited)

The unaudited supplemental pro forma financial information was prepared based on the historical information of the Company and the acquired operations and gives pro forma effect to the acquisitions using the assumption that the 2021 Acquisitions, the Empire Acquisition, the Riiser Acquisition, the Town Star Acquisition and the Cash and Sons Acquisition had occurred on January 1, 2019. The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the acquisitions or any integration costs. The unaudited pro forma financial information is not necessarily indicative of what the actual results of operations would have been had the acquisitions occurred on January 1, 2019 nor is it indicative of future results.

	For the Year Ended December 31,
	2021	2020	2019
	(unaudited)
	(in thousands)
Total revenue	$7,698,401	$5,939,151	$7,570,278
Net income (loss)	65,571	52,130	(45,227)

5. Trade Receivables

Trade receivables consisted of the following:

	As of December 31,
	2021	2020
	(in thousands)
Credit card receivables	$30,113	$23,593
Independent dealers and customer credit accounts receivables, net	32,229	23,347
Total trade receivables, net	$62,342	$46,940

An allowance for credit losses is provided based on management’s evaluation of outstanding accounts receivable. The Company had reserved $1.1 million and $0.6 million for uncollectible independent dealers and customer credit accounts receivables as of December 31, 2021 and 2020, respectively.

6. Inventory

Inventory consisted of the following:

	As of December 31,
	2021	2020
	(in thousands)
Fuel inventory	$63,102	$38,125
Merchandise inventory	126,147	118,285
Lottery inventory	8,587	7,276
Total inventory	$197,836	$163,686

Merchandise inventory consisted primarily of cigarettes, other tobacco products, beer, wine, non-alcoholic drinks, candy, snacks, dairy products, prepackaged food and other grocery items.

7. Other Current Assets

Other current assets consisted of the following:

	As of December 31,
	2021	2020
	(in thousands)
Vendor receivables	$48,833	$42,210
Asset resulting from contingent consideration	3,375	3,375
Prepaid expenses	13,116	11,152
Environmental receivables	1,119	1,238
Income tax receivable	3,340	803
Due from related parties	2,669	1,673
Other current assets	19,643	26,904
Total other current assets	$92,095	$87,355

8. Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2021	2020
	(in thousands)
Land	$104,492	$92,283
Buildings and leasehold improvements	219,052	183,075
Equipment	508,000	441,084
Accumulated depreciation	(282,575)	(224,929)
Total property and equipment, net	$548,969	$491,513

Depreciation expense was $60.2 million, $49.5 million and $40.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

In the fourth quarter of 2021, Oak Street purchased from third parties approximately $150 million of convenience store and gas station real property related to sites GPM leased as part of the Empire Acquisition in 2020 and the E-Z Mart acquisition in 2018. The Company had options to acquire ownership rights in these sites. Simultaneously, GPM entered into three triple-net lease agreements with Oak Street to lease the properties for a term of 20 years, with six five-year renewal options, which were classified as operating leases in the consolidated statement of operations for the year ended December 31, 2021. As a result of accounting for these transactions as sale-leasebacks, the Company recorded a $11.1 million loss on the Empire Acquisition sites and a $11.0 million gain on the E-Z Mart acquisition sites included in other expenses, net on the consolidated statement of operations, including the write-off of the remaining value of the unexercised options to acquire ownership rights which expired. In addition, as part of these transactions, the Company purchased convenience store and gas station real property for total consideration of approximately $9.0 million.

9. Goodwill and Intangible Assets

Goodwill

The Company reports revenue and operating results for three operating segments: retail, wholesale and GPMP (see Note 22 for a description of these operating segments). The following summarizes the activity in goodwill, by segment:

	Retail	GPMP	Total
	(in thousands)
Beginning balance, January 1, 2020	$14,861	$119,091	$133,952
Goodwill attributable to acquisitions during the year	—	39,985	39,985
Ending balance, December 31, 2020	$14,861	$159,076	$173,937
Goodwill attributable to acquisitions during the year	—	7,556	7,556
Goodwill adjustment – Empire Acquisition	—	16,155	16,155
Ending balance, December 31, 2021	$14,861	$182,787	$197,648

Intangible Assets

Intangible assets consisted of the following:

	As of December 31,
	2021	2020
	(in thousands)
Wholesale fuel supply agreements	$198,069	$198,069
Trade names	34,988	32,494
Options to acquire ownership rights and develop stores	6,372	25,319
Other intangibles	20,641	18,105
Accumulated amortization – Wholesale fuel supply agreements	(23,923)	(7,566)
Accumulated amortization – Trade names	(29,583)	(26,127)
Accumulated amortization – Options to acquire ownership rights and develop stores	(3,140)	(6,376)
Accumulated amortization – Other intangibles	(17,431)	(15,786)
	$185,993	$218,132

Franchise rights of $0.2 million and $0.3 million as of December 31, 2021 and 2020, respectively, were not currently being amortized. Liquor licenses of $2.3 million and $0.8 million as of December 31, 2021 and 2020, respectively, were not being amortized. Options to acquire ownership rights, which expired in 2021, of $11.3 million as of December 31, 2020 were not being amortized.

As of December 31, 2021, the weighted average remaining amortization period for wholesale fuel supply agreements, trade names, options to acquire ownership rights and develop stores, and franchise rights are approximately 11 years, three years, seven years and 15 years, respectively. Amortization expense related to definite lived intangible assets was $23.6 million, $12.2 million and $9.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Estimated amortization expense for each of the next five years and thereafter is expected to be as follows:

Future Amortization Expense	Amount
(in thousands)
2022	$19,841
2023	18,146
2024	17,283
2025	17,021
2026	16,811
Thereafter	94,366
$183,468

10. Other Current Liabilities

The components of other current liabilities were as follows:

	As of December 31,
	2021	2020
	(in thousands)
Accrued employee costs	$30,935	$28,404
Fuel and other taxes	31,381	29,817
Accrued insurance liabilities	10,986	8,139
Accrued expenses	35,672	36,485
Environmental liabilities	3,459	3,714
Deferred vendor income	11,654	11,328
Accrued income taxes payable	—	3,521
Due to related parties	258	144
Liabilities resulting from Additional and Contingent Consideration	8,813	9,569
Other accrued liabilities	4,330	2,516
Total other current liabilities	$137,488	$133,637

11. Other Non-current Liabilities

The components of other non-current liabilities were as follows:

	As of December 31,
	2021	2020
	(in thousands)
Environmental liabilities	$9,394	$9,798
Deferred vendor income	23,872	22,806
Liabilities resulting from Additional and Contingent Consideration	11,855	15,546
Ares Put Option	8,904	9,831
Public Warrants	23,600	18,133
Private Warrants	7,240	6,680
Deferred Shares	1,563	1,642
Financial liability	43,647	—
Other non-current liabilities	6,778	12,185
Total other non-current liabilities	$136,853	$96,621

Ares Put Option

On the Merger Closing Date, the Company entered into an arrangement that guarantees Ares (as defined in Note 12 below) a value of $27.3 million at the end of February 2023 for the shares of common stock received by Ares pursuant to the GPM Equity Purchase Agreement (as defined in Note 17 below), by way of the Company’s purchase of the shares or allotment of additional shares of common stock (the “Ares Put Option”). The embedded derivative recorded for the Ares Put Option has been evaluated under ASC 815, Derivatives and Hedging, and has been determined to not be clearly and closely related to the host instrument. The embedded derivative (a put option) is classified as liability. For further details, see Note 21 below.

Public and Private Warrants

As of the Merger Closing Date, there were 17.3 million warrants to purchase Haymaker common stock outstanding for an exercise price of $11.50 per share, consisting of 13.3 million public warrants (the “Public Warrants”) and four million private warrants (the “Private Warrants”). Pursuant to the warrant agreement as amended on the Merger Closing Date, each whole warrant to purchase one share of Haymaker common stock became a warrant to purchase one share of the Company’s common stock. The warrants will expire five years after the completion of the Merger Transaction, or earlier upon redemption or liquidation.

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

The Private Warrants will not be redeemable by the Company so long as they are held by certain of the Haymaker Founders (as defined in Note 17 below) or their permitted transferees. Otherwise, the Private Warrants have terms and provisions that are substantially identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period. If the Private Warrants are held by holders other than certain of the Haymaker Founders or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

12. Debt

The components of debt were as follows:

	As of December 31,
	2021	2020
	(in thousands)
Senior Notes	$442,889	$—
PNC term loan	32,385	32,354
M&T debt	43,392	27,898
Ares term loan	—	215,433
Capital One line of credit	195,232	394,035
Bonds (Series C)	—	76,582
Insurance premium notes	3,111	3,488
Total debt, net	$717,009	$749,790
Less current portion	(40,384)	(40,988)
Total long-term debt, net	$676,625	$708,802

Financing Agreements

Type of financing	Amount of financing	Financing payment terms	Interest rate	Interest rate as of December 31, 2021	Amount financed as of December 31, 2021 (in thousands)	Balance as of December 31, 2021 (net of deferred financing costs) (in thousands)
ARKO Corp.
Senior Notes	$450 million	The full amount of principal is due on maturity date of November 15, 2029.	Fixed rate	5.125%	$450,000	$442,889
GPM Investments, LLC
PNC Line of Credit	Up to $140 million	Maturity date of December 22, 2022.	LIBOR plus 1.25% to 1.75% Alternate Base Rate plus 0% to 0.5% Unused fee - 0.375%	1.36%	None $130,522 unused based on borrowing base	None
M&T Term Loan	$35 million	The principal is paid in equal monthly installments of approximately $194 thousand based on a 15-year amortization schedule with the remaining balance of $23.7 million due on the maturity date of June 10, 2026.	LIBOR plus 3.0%	3.13%	$34,028	$33,355
M&T Equipment Lines of Credit	Up to $20 million	Current balance is being paid in equal monthly installments of approximately $228 thousand (principal and interest) with the balance due on the maturity dates in August and September 2024.	Fixed rate	3.58% to 3.71%	$7,065 $12,337 unused	$6,907
Other M&T Term Loans	$3.5 million	The principal is being paid in equal monthly installments including interest of approximately $36 thousand with the remaining balance due on the maturity dates ranging from December 2023 through August 2031.	Fixed rate	3.91% to 5.26%	$3,162	$3,130
GPMP
GPMP PNC Term Loan (1)	$32.4 million	The principal of the loan will be repaid in full in one payment on the maturity date of December 22, 2022, and the interest is paid on a monthly basis. GPMP will repay the GPMP PNC Term Loan when the obligations owed under the PNC Credit Agreement are repaid in full.	LIBOR plus 0.50% Base rate	0.60% 5.25%	$32,400 with fixed LIBOR rate for 30 days $16 under base rate	$32,385
GPMP Capital One Line of Credit	Up to $500 million	The full amount of the principal is due on the maturity date of July 15, 2024.	LIBOR plus 2.25% to 3.25% Base rate plus 1.25% to 2.25% Unused fee ranges from 0.3% to 0.50%	3.36% 5.50%	$198,300 No borrowings under the Base rate $301,000 unused	$195,232
Total						$713,898

(1)
Until this loan is fully repaid, approximately 98% of the outstanding principal amount of this loan is secured by investments.

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

The Company used a portion of the net proceeds from the issuance and sale of the Senior Notes to repay in full approximately $223 million of outstanding obligations under the Ares Credit Agreement and $200 million of the outstanding obligations under the Capital One Line of Credit. The indenture governing the Senior Notes contains customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, (vii) effect mergers and (viii) incur indebtedness.

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

Ares Credit Agreement

In February 2020, GPM entered into an agreement with Ares Capital Corporation and certain funds managed or controlled by Ares Capital Management (collectively, “Ares”) to provide financing (as amended, the “Ares Credit Agreement”), which amounted to a total of $225 million and was secured by a pledge on substantially all of the assets of GPM and certain of its wholly owned subsidiaries (the “Ares Term Loan”). The principal of the loan was repaid in four equal quarterly installments in a total amount of 1% per annum with the remaining balance due on the maturity date of February 28, 2027. The Ares Term Loan bore interest at ABR plus 3.75% (which was reduced to 3.50% in March 2021) or LIBOR (not less than 1.5% and not less than 1.0% as amended in March 2021) plus 4.75% (which was reduced to 4.50% in March 2021). On October 21, 2021, the Company repaid its full obligation with Ares with a portion of the proceeds from the Senior Notes offering and terminated the Ares Credit Agreement.

Financing Agreements with PNC Bank, National Association (“PNC”)

PNC Credit Agreement

Since November 2011, GPM and certain subsidiaries have had a financing agreement with PNC (the “PNC Credit Agreement”), which has been amended from time to time, and currently provides a line of credit for purposes of financing working capital (the “PNC Line of Credit”). The calculation of the availability under the PNC Credit Agreement is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. PNC has a first priority lien on receivables, inventory and rights in bank accounts (other than assets that cannot be pledged due to regulatory or contractual obligations).

On October 14, 2021, GPM entered into a fifth amendment to the PNC Credit Agreement, which became effective from the closing of the Senior Notes offering. This fifth amendment (i) permitted the Company to issue the Senior Notes and GPM and certain of the other guarantors to guarantee the Senior Notes, (ii) modified certain of the covenants, including the indebtedness covenant, investment covenant, restricted payments covenant and payment of junior indebtedness covenant, in connection with permitting the Senior Notes and the transactions related to the offering, issuance and sale of the Senior Notes, (iii) removed references to the Ares Credit Agreement and (iv) limited the collateral granted as security under the PNC Credit Agreement to a first priority lien on only receivables, inventory and deposit accounts. The Company did not incur additional debt or receive any proceeds in connection with this fifth amendment. The PNC Line of Credit contains customary restrictive covenants and events of default.

GPMP PNC Term Loan

GPMP has a term loan in the total amount of $32.4 million (the “GPMP PNC Term Loan”). The GPMP PNC Term Loan is secured by US Treasury or other investment grade securities equal to at least 98% of the outstanding principal amount of the GPMP PNC Term Loan. GPM executed a guaranty of collection of GPMP’s obligations under the GPMP PNC Term Loan, which guaranty is secured by GPM’s assets securing the PNC Facility.

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

The A&R M&T Credit Agreement amended and restated in its entirety that certain Amended and Restated Consolidated Credit Agreement, dated December 21, 2016, as amended, by and among GPM, M&T Bank and the other parties thereto and (i) added a three-year $20.0 million line of credit for purchases of equipment, which line may be borrowed in tranches, as described below, and (ii) increased the aggregate principal amount of real estate loans thereunder to $35.0 million (the “M&T Term Loan”) from approximately $23.2 million outstanding as of the M&T Closing Date. On the M&T Closing Date, GPM refinanced the entirety of the existing $23.2 million of real estate loans, of which $20.0 million was due to mature in December 2021, using the proceeds from the M&T Term Loan, which GPM drew in its entirety, resulting in approximately $10.7 million in net proceeds to GPM after paying costs and expenses. On the M&T Closing Date, approximately $2.5 million of outstanding equipment loans from M&T Bank were converted to become a part of the $20.0 million line of credit, of which approximately $17.5 million was available as of the M&T Closing Date and approximately $12.3 million was available as of December 31, 2021.

The Company has pledged the property of 40 sites and certain equipment under the M&T Term Loan. The A&R M&T Credit Agreement provides that each additional equipment loan tranche will have a three-year term, payable in level monthly payments of principal plus interest, and will accrue a fixed rate of interest equal to M&T Bank’s three-year cost of funds as of the applicable date of such tranche, plus 3.00%. The real estate loans and equipment loans are both secured by the real property and equipment acquired with the proceeds of such loans.

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

Financing agreement with a syndicate of banks led by Capital One, National Association

In July 2019, GPMP entered into a credit agreement for a revolving credit facility with a syndicate of banks led by Capital One, National Association (the “Capital One Credit Facility”), in an aggregate principal amount, as amended in 2020, of up to $500 million (the “Capital One Line of Credit”). At GPMP’s request, the Capital One Line of Credit can be increased up to $700 million, subject to obtaining additional financing commitments from current lenders or from other banks, and subject to certain terms as detailed in the Capital One Line of Credit.

The Capital One Credit Facility is available for general partnership purposes, including working capital, capital expenditures and permitted acquisitions. All borrowings and letters of credit under the Capital One Credit Facility are subject to the satisfaction of certain customary conditions, including the absence of any default or event of default and the accuracy of representations and warranties. The Capital One Credit Facility is secured by substantially all of GPMP and its subsidiaries' properties and assets, and pledges of the equity interests in all present and future subsidiaries (subject to certain exceptions as permitted under the Capital One Credit Facility).

Letters of Credit

Financing Facility	Annual Cost as of December 31, 2021	Amount available for letters of credit	Letters of credit issued as of December 31, 2021 (1)
PNC Line of Credit	1.5%	$40.0 million	$8.0 million
Capital One Credit Facility	1.5%	$40.0 million	$0.7 million

The letters of credit were issued in connection with certain workers’ compensation and general insurance liabilities and fuel purchases from one supplier. The letters of credit will be drawn upon only if GPM does not comply with the time schedules for the payment of associated liabilities.

Bonds (Series C)

In 2016 through 2018, Arko Holdings issued bonds (Series C), bearing a fixed annual interest rate of 4.85% (the “Bonds (Series C)”). The gross proceeds amounted to a total of approximately $105 million. The principal of the Bonds (Series C) was payable in annual installments through 2024 and the interest on the Bonds (Series C) was payable in semi-annual installments.

On March 30, 2021, Arko Holdings exercised its right to fully redeem the Bonds (Series C). The total amount paid to holders of the Bonds (Series C) in connection with the redemption (including additional interest for the early redemption and accrued and unpaid interest thereon to the redemption date) was approximately NIS 264 million (approximately $79 million).

Insurance Premium Notes

During the ordinary course of business, the Company finances insurance premiums with notes payable. These notes are generally entered into for a term of 18 months or less.

Total scheduled future principal payments required and amortization of deferred financing costs and debt discount under these debt agreements were as follows as of December 31, 2021:

Amount
(in thousands)
2022	$40,679
2023	5,571
2024	203,247
2025	2,549
2026	25,457
Thereafter	450,579
728,082
Deferred financing costs and debt discount	(11,073)
Total debt	$717,009

Deferred Financing Costs

Deferred financing costs of $8.3 million and $11.9 million were incurred in the years ended December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the gross value of deferred financing costs of $14.6 million and $14.1 million, respectively, and accumulated amortization of $3.3 million and $1.7 million, respectively, were recorded as a direct reduction from the carrying amount of the associated debt liabilities, with the exception of $0.2 million and $0.5 million which were recorded as a prepaid asset related to the unused PNC Line of Credit, respectively. Amortization of deferred financing costs, debt discount and premium, including the write-off of deferred financing costs due to the early repayment of debt, was $9.3 million, $2.2 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Such amounts were classified as a component of interest and other financing expenses in the consolidated statements of operations.

Financial Covenants

As part of the PNC Credit Agreement, increased reporting requirements were set in cases where the usage of the PNC Line of Credit exceeds certain thresholds, and also it is required that the undrawn availability of the PNC Line of Credit will equal to or be greater than 10%, subject to exceptions included in the PNC Credit Agreement.

The A&R M&T Master Covenant Agreement requires GPM to maintain a leverage ratio and a debt service coverage ratio.

The GPMP PNC Term Loan and the Capital One Credit Facility require GPMP to maintain certain financial covenants, including a leverage ratio and an interest coverage expense ratio.

As of December 31, 2021, the Company was in compliance with all of the obligations and financial covenants under the terms and provisions of its loans with financial institutions.
13. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is responsible for certain environmental costs and legal expenses arising in the ordinary course of business. See Note 15 for further discussion.

Asset Retirement Obligations

As part of the fuel operations at its operated convenience stores, at most of the other owned and leased locations leased to independent dealers, and certain other independent dealer locations, there are underground storage tanks for which the Company is responsible. The future cost to remove an underground storage tank is recognized over the estimated remaining useful life of the underground storage tank or the termination of applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. The amount added to equipment or right-of-use asset is amortized and accretion expense is recognized in connection with the discounted liability over the remaining life of the respective underground storage tanks. The accretion of the asset retirement obligation is recorded in interest and other financing expenses in the consolidated statements of operations.

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

A reconciliation and roll forward of the liability for the removal of its underground storage tanks was as follows:

	2021	2020
	(in thousands)
Beginning Balance as of January 1,	$53,235	$37,224
Additions	—	196
Acquisitions in year	3,796	15,168
Accretion expense	1,705	1,359
Adjustments	(178)	(319)
Retirement of tanks	(130)	(393)
Ending Balance as of December 31, (*)	$58,428	$53,235

(*) $407 thousand and $271 thousand were recorded to other current liabilities in the consolidated balance sheets at December 31, 2021 and 2020, respectively.

Fuel Vendor Agreements

GPMP enters into fuel supply contracts with various major fuel suppliers. These fuel supply contracts have expiration dates at various times through June 2031. In connection with certain of these fuel supply and related incentive agreements, upfront payments and other vendor assistance payments for rebranding costs and other incentives were received. If GPMP defaults under the terms of any contract, including not purchasing committed fuel purchase volume, or terminates any supply agreement prior to the end of the applicable term, GPMP must refund and reimburse the respective fuel supplier for the unearned unamortized portion of the payments received to date, based on the amortization schedule outlined in each respective agreement and refund other benefits from each supplier subject to the terms that were set in the incentive agreement, as well as pay a penalty with regard to the early termination if applicable. The payments are amortized and recognized as a reduction to fuel costs using the straight-line method based on the term of each agreement or based on fuel volume purchased. The amount of the unamortized liability was $27.5 million and $26.6 million as of December 31, 2021 and 2020, respectively, which were recorded in other current and non-current liabilities on the consolidated balance sheets. The legal liability period in these fuel supply agreements can extend beyond the amortization period, and differ in the amortization schedule, used for book purposes. As of December 31, 2021, the Company was in compliance with its principal fuel vendor agreements.

Purchase Commitments

In the ordinary course of business, the Company has entered into agreements with suppliers to purchase inventories for varying periods of time. The fuel vendor agreements with suppliers require minimum volume purchase commitments of branded gasoline, which vary throughout the period of supply agreements and distillates annually. The future minimum volume purchase requirements under the existing supply agreements are based on gallons, with a purchase price at prevailing market rates for wholesale distributions. If the Company fails to purchase the required minimum volume during a contract year, the underlying supplier’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or an agreed monetary compensation. Based upon GPMP’s current and future expected purchases, the Company does not anticipate incurring penalties for volume shortfalls with isolated de minimis exceptions.

In 2021 and 2020, in light of the reduction in the number of gallons sold due to COVID-19, the Company’s principal fuel suppliers have temporarily suspended (for periods that vary among the different suppliers) the requirements under their agreements to purchase minimum quantities of gallons, including such requirements under the incentive agreements from such suppliers. As of December 31, 2021, the reduction in gallons sold did not affect the Company’s compliance with its commitments under the agreements with its principal suppliers.

The total future minimum gallon volume purchase requirements from fuel vendors were as follows:

Gallons
(in thousands)
2022	664,954
2023	529,691
2024	412,947
2025	327,638
2026	192,904
Thereafter	353,500
Total	2,481,634

Merchandise Vendor Agreements

The Company enters into various merchandise product supply agreements with major merchandise vendors. The Company receives incentives for agreeing to exclusive distribution rights for the suppliers of certain supplies. As of December 31, 2021, the Company was in compliance with all of its principal merchandise vendor agreements.

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

14. Leases

Lessee

As of December 31, 2021, the Company leases 1,150 of the convenience stores that it operates, 161 independent dealer locations and certain office spaces used as its headquarters in the US, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years each. Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges, store lighting and fuel dispensers.

As of December 31, 2021, there are approximately 720 sites which are leased under 37 separate master lease agreements. Master leases with 10 lessors encompass a total of approximately 670 sites. Master leases with the same landlord contain cross-default provisions, in most cases. In most instances of leases of multiple stores from one landlord, each one under a separate lease agreement, the lease agreements contain cross-default provisions between all or some of the other lease agreements with the same landlord.

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

The components of lease cost recorded on the consolidated statements of operations were as follows:

	For the Year Ended December 31,
	2021	2020
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$13,393	$12,743
Interest on lease liabilities	17,515	17,391
Operating lease costs included in store operating expenses	131,106	112,541
Operating lease costs included in general and administrative expenses	1,652	1,404
Lease cost related to variable lease payments, short-term leases and leases of low value assets	2,037	1,153
Right-of-use asset impairment charges	1,799	2,352
Total lease costs	$167,502	$147,584

In 2021 and 2020, the total cash outflows for leases amounted to approximately $128.4 million and $106.3 million for operating leases, respectively, and $25.0 million and $24.7 million for financing leases, respectively.

Supplemental balance sheet data related to leases was as follows:

	As of December 31,
	2021	2020
	(in thousands)
Operating leases
Assets
Right-of-use assets under operating leases	$1,064,982	$961,561
Liabilities
Operating leases, current portion	51,261	48,878
Operating leases	1,076,905	973,695
Total operating leases	1,128,166	1,022,573
Weighted average remaining lease term (in years)	14.1	13.4
Weighted average discount rate	7.3%	7.7%
Financing leases
Assets
Right-of-use assets	$236,963	$237,740
Accumulated amortization	(44,585)	(39,423)
Right-of-use assets under financing leases, net	192,378	198,317
Liabilities
Financing leases, current portion	6,383	7,834
Financing leases	229,215	226,440
Total financing leases	235,598	234,274
Weighted average remaining lease term (in years)	23.8	23.7
Weighted average discount rate	7.3%	7.7%

As of December 31, 2021, maturities of lease liabilities for operating lease obligations and finance lease obligations having an initial or remaining non-cancellable lease terms in excess of one year were as follows. The minimum lease payments presented below include periods where an option is reasonably certain to be exercised and do not take into consideration any future consumer price index adjustments for these agreements.

	Operating	Financing
	(in thousands)
2022	$130,841	$23,388
2023	131,437	21,833
2024	132,293	20,778
2025	132,759	20,896
2026	131,829	20,522
Thereafter	1,185,934	447,743
Gross lease payments	$1,845,093	$555,160
Less: imputed interest	(716,927)	(319,562)
Total lease liabilities	$1,128,166	$235,598

Lessor

The Company leases and subleases owned and leased properties to independent dealers and other tenants and subtenants which are accounted for as operating subleases. These leases and subleases are generally for periods of up to 10 years, which may be a fixed period or a shorter period with an option or series of renewal options, and in certain cases with additional renewal options past such 10-year period. Some of the lease agreements include lease payments which are based upon such tenant’s or subtenants’ sales subject to fixed minimum lease payments. At the time that an agreement is entered into, the independent dealers and other tenants and subtenants often post a security deposit as collateral. Total operating sublease income was approximately $20.7 million, $11.8 million and $8.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Sublease income is included in other revenues, net in the consolidated statements of operations.

As of December 31, 2021, the future minimum cash payments to be received under these operating subleases that have initial or remaining non-cancelable terms in excess of one year were as follows:

Amount
(in thousands)
2022	$19,001
2023	12,847
2024	10,525
2025	9,394
2026	8,061
Thereafter	21,668
$81,496

15. Environmental Liabilities

The Company is subject to certain federal and state environmental laws and regulations associated with convenience store sites where it stores and sells fuel and other fuel products.

Costs incurred to comply with federal and state environmental regulations are accounted for as follows:

•
Annual payments for registration of underground storage tanks are recorded as prepaid expenses when paid and expensed throughout the year.
•
Environmental compliance testing costs of underground storage tanks are expensed as incurred.
•
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
•
Costs for removal of underground storage tanks located at the convenience stores and selected independent dealer locations are classified under the asset retirement obligation section as described in Note 13.
•
A liability for future remediation costs of contaminated sites related to underground storage tanks as well as other exposures, is established when such losses are probable and reasonably estimable. Reimbursement for these expenses from government funds or from insurance companies is recognized as a receivable. The liabilities and receivables are not discounted to their present value. The net change in the reimbursement asset and liability for future remediation costs is recorded in store operating expenses in the consolidated statements of operations. The adequacy of the reimbursement asset and liability is evaluated by a third party at least twice annually and adjustments are made based on past experience, changing environmental conditions and changes in government policy.

As of December 31, 2021 and 2020, environmental obligations totaled $12.9 million and $13.5 million, respectively. These amounts were recorded as other current and non-current liabilities in the consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or whether the federal and/or state regulations in which the Company operates, and which deal with the environment, will be amended.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle it to be reimbursed for environmental loss mitigation. Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $5.1 million and $5.6 million as of December 31, 2021 and 2020, respectively, and were recorded as other current and non-current assets in the consolidated balance sheets.

The undiscounted amounts of future estimated payments and anticipated recoveries from insurance policies and various state funds as of December 31, 2021 were as follows:

	Payments	Recoveries	Net Obligations
	(in thousands)
2022	$3,459	$1,119	$2,340
2023	3,938	1,722	2,216
2024	2,365	1,153	1,212
2025	728	257	471
2026	533	180	353
Thereafter	1,830	683	1,147
Total Future Payments and Recoveries	$12,853	$5,114	$7,739

16. Income Taxes

The Company and its subsidiaries file federal, state, local and foreign income tax returns in jurisdictions with varying statutes of limitation. The Company’s subsidiary, GPM, is taxed as a partnership for US federal and certain state jurisdictions for income tax purposes. Certain of the Company’s other US subsidiaries are taxed as corporations for US federal and state income tax purposes.

The Company has income tax net operating losses (“NOL”) and tax credit carryforwards related to both domestic and international operations. As of December 31, 2021, the Company has recorded a deferred tax asset of $11.9 million reflecting the benefit of $59.7 million in loss carryforwards and $12.0 million in tax credits. The deferred tax assets expire as follows:

	Amount	Expiration Date
	(in thousands)
Domestic federal NOL	$12,871	Indefinite life
Domestic state NOL	12,997	2032 - Indefinite
Domestic tax credits	5,458	2028 - 2036
Foreign NOL	33,868	Indefinite life
Foreign capital loss	3,349	Indefinite life
Foreign tax credits	6,512	2021 - 2026

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

The valuation allowance recorded related to US jurisdictions as of December 31, 2021 and 2020 was $0 and $5.5 million, respectively. In 2021, the Company released the valuation allowance in one tax jurisdiction which resulted in a $5.5 million benefit to the current rate. The release of the prior valuation allowance was based on the Company’s current earnings and anticipated future earnings. The Company has recorded a 100% valuation allowance against its foreign subsidiaries’ deferred tax assets in the amount of

$13.4 million to recognize that the deferred tax asset will not be realized based on the more likely than not standard. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the respective three-year period in this jurisdiction. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. As of December 31, 2021 and 2020, the Company and its subsidiaries have recorded $0.6 million for unrecognized tax benefits related to state exposures. A reconciliation of the beginning and ending balances of uncertain tax positions included in other current liabilities on the consolidated balance sheets was as follows:

	2021	2020
	(in thousands)
Beginning balance as of January 1,	$600	$—
Additions for tax positions taken in prior years	931	600
Reductions of tax positions taken in prior years	—	—
Reductions for settlements on tax positions of prior years	(931)	—
Ending balance as of December 31,	$600	$600

Each of the Company’s subsidiaries is subject to examination in their respective filing jurisdiction. For the Company’s US subsidiaries, tax years ending after December 31, 2017 remain open. The Company’s foreign subsidiaries’ tax returns up to and including tax year 2016 are considered closed due to the statute of limitations.

Earnings before income taxes were as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Domestic (US)	$73,338	$38,762	$(39,907)
Foreign (Israel)	(2,277)	(9,622)	(1,088)
Total	$71,061	$29,140	$(40,995)

The components of the income tax provision were as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current:
Domestic federal	$1,535	$690	$1,140
Domestic state and local	5,251	2,558	728
Total current	6,786	3,248	1,868
Deferred:
Domestic federal	7,550	(3,399)	4,311
Domestic state and local	(2,702)	(1,348)	(12)
Total deferred	4,848	(4,747)	4,299
Total income tax expense (benefit)	$11,634	$(1,499)	$6,167

The reconciliation of significant differences between income tax expense applying the US statutory rate and the actual income tax expense (benefit) at the effective rate were as follows:

	For the Year Ended December 31,
	2021		2020		2019
	(in thousands)
Income tax expense (benefit) at the statutory rate	$14,923	21.0%	$6,119	21.0%	$(8,609)	21.0%
Increases (decreases):
Non-controlling interest in partnership	(48)	(0.1)%	(3,412)	(11.7)%	(179)	0.4%
State income taxes, net of federal income tax benefit	3,444	4.8%	2,188	7.5%	(512)	1.2%
International rate differential	(425)	(0.6)%	262	0.9%	1,140	(2.8)%
Non-deductible expenses	1,941	2.7%	470	1.6%	354	(0.9)%
Investment in partnership	—	0.0%	850	2.9%	—	0.0%
Valuation allowance	(3,892)	(5.5)%	(7,550)	(25.9)%	16,109	(39.3)%
Credits	(1,880)	(2.6)%	(1,066)	(3.7)%	(2,601)	6.3%
Other rate differentials	(2,429)	(3.4)%	640	2.3%	465	(1.1)%
Total	$11,634	16.3%	$(1,499)	(5.1)%	$6,167	(15.2)%

The above components reflect that for the three years ended December 31, 2021, the registrant filer was the Company, a US (domestic) entity. Refer to Note 1 for details regarding the Merger Transaction.

Significant components of deferred income tax assets and liabilities consisted of the following:

	As of December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Asset retirement obligation	$1,616	$1,526
Inventory	221	302
Lease obligations	72,944	72,308
Accrued expenses	213	226
Deferred income	1,024	1,304
Environmental liabilities	168	171
Transaction costs	2,273	2,478
Investment in partnership	33,332	29,046
Share-based compensation	224	—
Net operating loss carryforwards	11,922	16,629
Credits	11,971	14,686
Other	1,169	1,728
Total deferred tax assets	137,077	140,404
Valuation allowance	(13,416)	(17,841)
Total deferred tax assets, net	123,661	122,563
Deferred tax liabilities:
Property and equipment	(10,540)	(10,075)
Intangible assets	(1,214)	(1,304)
Right-of-use assets	(66,097)	(67,261)
Prepaid expenses	(580)	(709)
Translation adjustments	(2,097)	(2,097)
Other	(4,632)	(3,278)
Total deferred tax liabilities	(85,160)	(84,724)
Net deferred tax asset	$38,501	$37,839

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

The key terms of the Series A Stock are as follows:

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
•
Dividends: Holders are entitled to receive, when, if, and as declared by the Company’s Board of Directors (the “Board”), cumulative dividends at the annual rate of 5.75% of the then-applicable Liquidation Preference (as defined below) per share of Series A Stock, paid or accrued quarterly in arrears (the “Dividend Rate”). If the Company fails to pay a dividend for any quarter at the then-prevailing Dividend Rate, then for purposes of calculating the accrual of unpaid dividends for such quarter then ended, dividends will be calculated to have accrued at the then-prevailing Dividend Rate plus 3% on an annual basis provided that the Dividend Rate will, in no event, exceed an annual rate of 14.50%, and will revert to 5.75% upon the Company paying in cash all then-accrued and unpaid dividends on the Series A Stock. If the Company breaches any of the protective provisions set forth below or fails to redeem the Series A Stock upon the proper exercise of any redemption right by the holders, the Dividend Rate will increase to an annual rate of 15% for so long as such breach or failure to redeem remains in effect.
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

Classification of Convertible Preferred Stock – The Series A Stock is considered contingently redeemable based on events that are not solely within the Company’s control. Accordingly, the Series A Stock is presented outside of permanent equity in the temporary equity section of the consolidated balance sheets. As of December 31, 2021 and 2020, the Series A Stock was accreted to its full redemption value.

Consideration for the Merger Transaction

On the Merger Closing Date, the equity holders of Arko Holdings received an aggregate of 65,208,698 shares of common stock and approximately $55.4 million in cash. In addition, each holder of Arko Holdings ordinary shares received a pro rata cash payment, in the form of additional merger consideration in total of approximately $58.7 million.

In accordance with the agreement with the GPM Minority (the “GPM Equity Purchase Agreement”), the GPM Minority received 33,772,660 shares of common stock. In addition, on the Merger Closing Date, the Company issued to Ares 1.1 million New Ares Warrants as defined below, and granted the Ares Put Option as defined in Note 11 above.

According to the Merger Agreement, at the Merger Closing Date, the Haymaker’s founders (the “Haymaker Founders”) were entitled to 4.8 million common shares and 3.55 million warrants in the Company entitling the warrant holders to 3.55 million shares for an exercise price of $11.50 per share. An additional 2.0 million common shares will be issued subject to the share price of the Company’s common shares reaching $13.00 or higher within five years from the Merger Closing Date; an additional 2.0 million common shares will be issued subject to the share price of the Company’s common shares reaching $15.00 or higher within seven years from the Merger Closing Date and additional up to 200 thousand common shares of the Company (the “Deferred Shares”) will be issued subject to the number of Bonus Shares as defined above issued to the holders of Series A Stock not being higher than an amount determined.

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

Nomura Equity Transaction

On August 1, 2020, Haymaker and Nomura Securities International, Inc. (“Nomura”) entered into an engagement letter, pursuant to which Nomura agreed to act as a placement agent in connection with the Company’s issuance of the Series A Stock, and on September 8, 2020, Haymaker and Nomura entered into an engagement letter, pursuant to which Nomura agreed to act as a financial and capital markets advisor in connection with the Merger Transaction. On January 19, 2021, the Company, Haymaker and Nomura entered into a letter agreement, amending the engagement letters to provide that all of the placement fee and the transaction fee, in each case at Haymaker’s option, may be paid to Nomura in the form of 296,150 shares of common stock. On January 21, 2021, the Company issued 296,150 shares of common stock to Nomura in a private placement in satisfaction of such fees.

18. Share-Based Compensation

At the special meeting of Haymaker stockholders held on December 8, 2020, Haymaker stockholders considered and approved the ARKO Corp. 2020 Incentive Compensation Plan (the “Plan”). The total number of shares of common stock authorized for issuance under the Plan is 12.4 million. Stock options granted under the Plan expire no later than ten years from the date of grant and the exercise price may not be less than the fair market value of the shares on the date of grant. Vesting periods are assigned to stock options and restricted share units on a grant-by-grant basis at the discretion of the Board. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

In March 2021, the Compensation Committee of the Board approved the grant of nonqualified stock options and restricted stock units (“RSUs”) to certain employees, non-employees and members of the Board under the Plan.

Additionally, a non-employee director may receive RSUs in lieu of up to 100% of his or her cash fees, which RSUs will be settled in common stock upon the director’s departure from the Board or an earlier change in control. There were 89,570 RSUs issued to non-employee directors with a fair value of $0.9 million outstanding at December 31, 2021.

The following table summarizes share activity related to stock options and restricted stock units:

	Stock Options	Restricted Stock Units
	(in thousands)
Options Outstanding/Nonvested RSUs, January 1, 2021	—	—
Granted	126	1,600
Options Exercised/RSUs released	—	(90)
Forfeited	—	(10)
Performance-based share adjustment	—	106
Options Outstanding/Nonvested RSUs, December 31, 2021	126	1,606

The following table summarizes the stock options granted in 2021:

Weighted average fair value	$3.73
Weighted average exercise price	$10.00
Remaining average contractual term (years)	9.2

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes option pricing model. The following table summarizes the assumptions utilized in the valuation of the stock option awards granted in 2021:

Expected dividend rate	0.0%
Expected stock price volatility	28.8%
Risk-free interest rate	1.6%
Expected term of options (years)	10.0

The expected stock price volatility is based on the historical volatility of the Company’s peer group’s stock price. The volatilities are estimated for a period of time equal to the expected term of the related option. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is determined by considering the contractual terms, vesting schedule and expectations of future employee behavior. All of the stock option awards were out of the money as of December 31, 2021.

The weighted average grant date fair value of time-vested RSUs granted in March 2021 was $9.60 with a grant date fair value of $8.3 million and vesting over 2.0 years as of December 31, 2021.

In the first quarter of 2021, the Company granted a target of 644,867 performance-based RSUs with a weighted average grant date fair value of $9.60 and a grant date fair value of $6.2 million. The 2021 performance-based RSUs were awarded to certain members of senior management in connection with the achievement of a specific annual financial metric measured annually during a three-year period and cliff vest at the end of such three-year period. The number of 2021 performance-based RSUs that will ultimately vest is contingent upon the achievement of the applicable financial metric by the end of year three. The Company assesses the probability of achieving these metrics on a quarterly basis, and as of December 31, 2021, the grant date fair value of these awards was adjusted for the probability of achieving these metrics to $7.2 million. For these awards, the Company recognizes the fair value expense ratably over the performance and vesting period. There were 3,333 performance-based RSUs forfeited during 2021. Performance-based awards grants and forfeitures are included above in the Nonvested RSUs totals.

In connection with the consummation of the Merger Transaction, approximately 96 thousand unvested RSUs which were previously granted to officers and other employees of Arko Holdings became fully vested and were exercised into ordinary shares of Arko Holdings. In December 2020, Arko Holdings granted approximately 200 thousand ordinary shares to officers of Arko Holdings. The shares, following the Merger Transaction, are governed by the Israel Appendix to the Plan. The shares are subject to the following terms: (a) approximately 133 thousand shares were granted with no vesting period; (b) approximately 67 thousand shares vest over a two year period from the grant date, subject to the grantees being employed by Arko Holdings; and (c) the fair value of the total Arko Holdings’ shares granted, based on the market value of Arko Holdings’ shares at the time of grant, was $1.8 million.

Total compensation cost recorded for employees, non-employees and members of the Board for the years ended December 31, 2021, 2020 and 2019 was $5.8 million, $1.9 million and $0.5 million, respectively, and included in general and administrative expenses on the consolidated statements of operations. As of December 31, 2021, total unrecognized compensation cost related to unvested shares, stock options and RSUs granted was approximately $11.6 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

19. Related Party Transactions

Balances outstanding with related parties as of December 31, 2021 and 2020 were as follows:

	As of December 31,
	2021	2020
	(in thousands)
Current assets:
Due from equity investment	$126	$122
Loan to equity investment	1,008	951
Due from related parties	1,535	600
Current liabilities:
Due to KMG Realty LLC	—	(640)
Due to related parties	(258)	(144)

Mr. Kotler

Effective as of the Merger Closing Date, Mr. Kotler is the Chief Executive Officer of the Company and his compensation for such services (including his services as President and Chairman of the Board) are set forth and pursuant to an employment agreement, dated September 8, 2020.

Prior to the Merger Closing Date. Mr. Kotler was one of Arko Holdings’ controlling shareholders and his services as Chief Executive Officer of GPM were provided to GPM through KMG Realty LLC (“KMG”), an entity wholly owned by Mr. Kotler, in exchange for management fees, pursuant to a management services agreement between GPM and KMG (the “GPM Management Services Agreement”). In addition, KMG was also party to a profits participation agreement with the members of GPM (the “Profits Participation Agreement”) pursuant to which KMG was entitled to receive annual net profit participation amounts from GPM.

Additionally, prior to October 31, 2020, the services of Mr. Kotler as Chairman of Arko Holdings were provided to Arko Holdings through KMG in exchange for management fees, pursuant to a management services agreement between Arko Holdings and KMG (the “Arko Management Services Agreement”). Each of the GPM Management Services Agreement, the Profits Participation Agreement and the Arko Holdings Management Services Agreement has been terminated, as described below.

GPM Management Services Agreement

Under the GPM Management Services Agreement, for the period January 1, 2018 through December 31, 2019, KMG was entitled to a management fee in the amount of $60,000 per month. In addition, KMG was entitled to receive an annual bonus in accordance with GPM’s corporate incentive plan which could not exceed six monthly management fee payments. Based on GPM’s financial performance, for the years 2018 and 2019, KMG did not receive a bonus under the Corporate Incentive Plan. The GPM Management Services Agreement also required GPM to reimburse KMG for all out of pocket expenses related to the activity of GPM.

On January 1, 2020, GPM and KMG entered into a Second Amended and Restated Management Services Agreement which extended the term of the GPM Management Services Agreement from January 1, 2020 through December 31, 2022 and increased the management fee to $90,000 per month and amended the bonus plan terms. Upon the closing of the Merger Transaction, the GPM Management Services Agreement was terminated. KMG continued to be entitled to receive the bonus of $540,000 for 2020.

Profits Participation Agreement

Pursuant to the Profits Participation Agreement, KMG was entitled to an annual net profit participation amount of up to $280,000. Based on GPM’s financial performance in 2019, KMG was not entitled to an annual profits participation amount for 2019. For the years 2020 through 2022, the annual net profit participation amount was to be up to an annual maximum amount of $400,000. Based on GPM’s financial performance in 2020, KMG was entitled to an annual net profit participation amount of $400,000 for 2020. The Profits Participation Agreement was terminated upon the termination of the GPM Management Services Agreement, other than the right to receive the profit participation amount for 2020.

Arko Holdings Management Services Agreement

Under the Arko Management Services Agreement, KMG was entitled to a monthly management fee of approximately $5,000, linked to the Israeli Consumer Price Index, and to a reimbursement for reasonable expenses incurred by KMG in connection with the provision of management services. The Arko Management Services Agreement remained in effect until October 31, 2020.

Mr. Willner

Mr. Morris Willner, a director and beneficial owner in the Company, one of Arko Holdings’ controlling shareholders until the Merger Closing Date, served as chairman of the board of managers of GPM. The terms of the management services agreement (the “Willner Management Agreement”) effective between January 1, 2018 to December 31, 2020 between GPM and an entity owned and controlled by Mr. Willner (the “Willner Management Company”) entitled the Willner Management Company to receive from GPM monthly management fees in the amount of $24,000.

In addition, during the period of providing the management services and for the purpose of providing these services, the Willner Management Company was entitled to reimbursement for all reasonable expenses incurred in providing the management services. Total amounts paid to Mr. Willner in accordance with the Willner Management Agreement, recorded in general and administrative expenses, were approximately $0.3 million in each of the years ended December 31, 2020 and 2019.

The Willner Management Company was entitled to receive an annual payment based on GPM’s bonus plan, provided that in any case the payment will not exceed six monthly management fee payments. Based on GPM’s results for the years ended December 31, 2020 and 2019, the Willner Management Company was eligible for $0.1 million and $0, respectively, for the annual bonus, which was recorded in other current liabilities at December 31, 2020.

At the Merger Closing Date, the Willner Management Agreement terminated. Mr. Willner continued to be entitled to the annual bonus for 2020.

20. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income (loss) available to common stockholders	$53,463	$10,433	$(43,539)
Change in fair value of Ares Put Option	(927)	—	—
Net income (loss) available to common stockholders after assumed conversions	$52,536	$10,433	$(43,539)

Weighted average common shares outstanding — Basic (*)	124,412	71,074	66,701
Effect of dilutive securities:
Restricted share units	259	—	—
Ares Put Option	766	—	—
Weighted average common shares outstanding — Diluted	125,437	71,074	66,701
Net income (loss) per share available to common stockholders — Basic	$0.43	$0.15	$(0.65)
Net income (loss) per share available to common stockholders — Diluted	$0.42	$0.15	$(0.65)

(*) adjusted to reflect the right offering completed in 2020, as detailed in Note 17 above.

The following potential shares of common stock have been excluded from the computation of diluted earnings per share because their effect would be antidilutive:

	As of December 31,
	2021	2020	2019
	(in thousands)
Ares Warrants	1,100	1,100	—
Public and private warrants	17,333	17,333	—
Ares Put Option	—	*	—
Series A redeemable preferred stock	8,333	8,333	—
Stock options	126	—	—
Restricted share units	—	—	184
Convertible bonds (par value)	—	—	86

(*) Refer to description of this instrument in Note 11 above.

21. Fair Value Measurements and Financial Instruments

The Company utilizes fair value measurement guidance prescribed by accounting standards to value its financial instruments. The guidance specifies a three-level hierarchy that is used when measuring and disclosing fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e. observable inputs) and the lowest priority to data lacking transparency (i.e. unobservable inputs). An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. The following is a description of the three hierarchy levels.

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

The fair value of cash and cash equivalents, restricted cash and investments, and restricted cash with respect to bonds, trade receivables, accounts payable and other current liabilities approximated their carrying values as of December 31, 2021 and 2020 primarily due to the short-term maturity of these instruments. Based on market trades of the Senior Notes close to December 31, 2021 (Level 1 fair value measurement), the fair value of the Senior Notes was estimated at approximately $436 million compared to a gross carrying value of $450 million at December 31, 2021. The fair value of the other long-term debt approximated their carrying values as of December 31, 2021 and 2020 due to the frequency with which interest rates are reset based on changes in prevailing interest rates.

The Bonds (Series C) were presented in the consolidated balance sheets at amortized cost. The fair value of the Bonds (Series C) was $80.6 million as of December 31, 2020. The fair value measurements were classified as Level 1.

The Contingent Consideration from the Empire Acquisition (as defined in Note 4) is measured at fair value at the end of each reporting period and amounted to $6.2 million and $7.4 million as of December 31, 2021 and 2020, respectively. The fair value methodology for the Contingent Consideration liability is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. Approximately $1.7 million and $0 million, respectively, of income was recorded as a component of other expenses, net in the consolidated statements of operations and approximately $0.5 million and $0.2 million, respectively, was recorded as a component of interest and other financing expenses in the consolidated statements of operations for the change in the fair value of the Contingent Consideration for the years ended December 31, 2021 and 2020.

The Public Warrants (as defined in Note 11) are measured at fair value at the end of each reporting period and amounted to $23.6 million and $18.1 million as of December 31, 2021 and 2020, respectively. The fair value methodology for the Public Warrants is categorized as Level 1. Approximately $5.5 million was recorded as a component of interest and other financial expenses in the consolidated statement of operations for the change in the fair value of the Public Warrants for the year ended December 31, 2021. Approximately $0.3 million was recorded as a component of interest and other financial income in the consolidated statement of operations for the change in the fair value of the Public Warrants for the year ended December 31, 2020.

The Private Warrants (as defined in Note 11) are measured at fair value at the end of each reporting period and amounted to $7.2 million and $6.7 million as of December 31, 2021 and 2020, respectively. The fair value methodology for the Private Warrants is categorized as Level 2 because certain inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Private Warrants have been recorded at fair value based on a Black-Scholes option pricing model with the following material assumptions based on observable and unobservable inputs:

	As of December 31,
	2021	2020

Expected term (in years)	4.0	5.0
Volatility	36.3%	30.1%
Risk-free interest rate	1.1%	0.4%
Strike price	$11.50	$11.50

Approximately $0.6 million was recorded as a component of interest and other financial expenses in the consolidated statement of operations for the change in the fair value of the Private Warrants for the year ended December 31, 2021. Approximately $0.2 million was recorded as a component of interest and other financial income in the consolidated statement of operations for the change in the fair value of the Private Warrants for the year ended December 31, 2020.

The Deferred Shares (as defined in Note 11) are measured at fair value at the end of each reporting period and amounted to $1.6 million as of December 31, 2021 and 2020. The fair value methodology for the Deferred Shares categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

	As of December 31,
	2021	2020

Expected term (in years)	5.4	6.4
Volatility	35.9%	37.4%
Risk-free interest rate	1.3%	0.6%
Stock price	$8.77	$9.00

Approximately $0.1 million was recorded as a component of interest and other financial income in the consolidated statements of operations for the change in the fair value of the Deferred Shares for each of the years ended December 31, 2021 and 2020.

The Ares Put Option (as defined in Note 11) is measured at fair value at the end of each reporting period and amounted to $8.9 million and $9.8 million as of December 31, 2021 and 2020, respectively. The fair value methodology for the Ares Put Option is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Ares Put Option has been recorded at its fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

	As of December 31,
	2021	2020

Expected term (in years)	1.2	2.2
Volatility	30.1%	35.6%
Risk-free interest rate	0.4%	0.1%
Strike price	$12.935	$12.935

Approximately $0.9 million was recorded as a component of interest and other financing income in the consolidated statement of operations for the change in the fair value of the Ares Put Option for the year ended December 31, 2021. Approximately $0.6 million was recorded as a component of interest and other financing expenses in the consolidated statement of operations for the change in the fair value of the Ares Put Option for the year ended December 31, 2020.

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

The wholesale segment supplies fuel to independent dealers, sub-wholesalers and bulk purchasers, on either a cost plus or consignment basis. For consignment arrangements, the Company retains ownership of the fuel inventory at the site, is responsible for the pricing of the fuel to the end consumer, and shares the gross profit with the independent dealers.

The GPMP segment includes GPMP and primarily includes the sale and supply of fuel to GPM and its subsidiaries that sell fuel (both in the retail and wholesale segments) at GPMP’s cost of fuel (currently including taxes and certain transportation costs) plus a fixed margin (4.5 cents per gallon prior to October 1, 2020 and 5.0 cents per gallon thereafter) and the supply of fuel to a small number of independent dealers and bulk and spot purchasers.

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

With the exception of goodwill as described in Note 9 above, assets and liabilities relevant to the reportable segments are not assigned to any particular segment, but rather, managed at the consolidated level. All reportable segment revenues were generated from sites within the US and substantially all of the Company’s assets were within the US. No external customer represented more than 10% of revenues.

Inter-segment transactions primarily included the distribution of fuel by GPMP to GPM and its subsidiaries that sell fuel (both in the retail and wholesale segments). The effect of these inter-segment transactions was eliminated in the consolidated financial statements.

Year Ended December 31, 2021	Retail	Wholesale	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$3,048,893	$2,659,706	$5,734	$—	$5,714,333
Merchandise revenue	1,616,404	—	—	—	1,616,404
Other revenues, net	63,271	22,298	1,092	—	86,661
Total revenues from external customers	4,728,568	2,682,004	6,826	—	7,417,398
Inter-segment	—	—	4,384,227	1,264	4,385,491
Total revenues from reportable segments	4,728,568	2,682,004	4,391,053	1,264	11,802,889
Operating income	240,233	21,998	91,619	1,264	355,114
Interest and financial expenses, net			(14,363)	—	(14,363)
Income tax expense				(221)	(221)
Income from equity investment				186	186
Net income from reportable segments					$340,716

Year Ended December 31, 2020	Retail	Wholesale	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$1,940,303	$508,175	$3,923	$—	$2,452,401
Merchandise revenue	1,494,342	—	—	—	1,494,342
Other revenues, net	53,424	9,335	897	—	63,656
Total revenues from external customers	3,488,069	517,510	4,820	—	4,010,399
Inter-segment	—	—	1,706,233	3,041	1,709,274
Total revenues from reportable segments	3,488,069	517,510	1,711,053	3,041	5,719,673
Operating income	200,000	3,523	47,036	3,041	253,600
Interest and financial expenses, net			(6,277)	(1,817)	(8,094)
Income tax expense				(303)	(303)
Loss from equity investment				(1,269)	(1,269)
Net income from reportable segments					$243,934

Year Ended December 31, 2019	Retail	Wholesale	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$2,537,455	$159,597	$6,388	$—	$2,703,440
Merchandise revenue	1,375,438	—	—	—	1,375,438
Other revenues, net	43,882	5,264	784	—	49,930
Total revenues from external customers	3,956,775	164,861	7,172	—	4,128,808
Inter-segment	—	—	2,042,714	6,394	2,049,108
Total revenues from reportable segments	3,956,775	164,861	2,049,886	6,394	6,177,916
Operating income	90,454	52	43,500	6,394	140,400
Interest and other financial expenses, net			(2,484)	(677)	(3,161)
Income tax expense				(1,038)	(1,038)
Loss from equity investment				(507)	(507)
Net income from reportable segments					$135,694

A reconciliation of total revenues from reportable segments to total revenues on the consolidated statements of operations was as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Total revenues from reportable segments	$11,802,889	$5,719,673	$6,177,916
Other revenues, net	—	(167)	(118)
Elimination of inter-segment revenues	(4,385,491)	(1,709,274)	(2,049,108)
Total revenues	$7,417,398	$4,010,232	$4,128,690

A reconciliation of net income from reportable segments to net income (loss) on the consolidated statements of operations was as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income from reportable segments	$340,716	$243,934	$135,694
Amounts not allocated to segments:
Other revenues, net	—	(167)	(118)
Store operating expenses	3,287	(2,380)	(4,116)
General and administrative expenses	(121,697)	(91,447)	(66,743)
Depreciation and amortization	(89,822)	(67,023)	(58,031)
Other expenses, net	(3,536)	(9,228)	(3,674)
Interest and other financial expenses, net	(58,108)	(44,852)	(45,045)
Income tax (expense) benefit	(11,413)	1,802	(5,129)
Net income (loss)	$59,427	$30,639	$(47,162)

23. Revisions of Previously Issued Financial Statements

The Company has adjusted its consolidated balance sheet as of December 31, 2020 in order to reflect its Public Warrants, Private Warrants and Deferred Shares as liability instruments measured at fair value rather than as equity instruments. The Company has also adjusted its consolidated statement of operations for the year ended December 31, 2020 to record certain excise taxes related to non-consignment sites within the wholesale segment on a gross basis. The Company has evaluated the materiality of these adjustments and concluded they were not material to any of the prior periods presented and has elected to revise the previously issued financial statements contained within these consolidated financial statements for the periods impacted to correct the effect of these immaterial adjustments.

The consolidated balance sheet as of December 31, 2020 included as comparative figures within these consolidated financial statements was revised as follows:

	As of December 31, 2020
	As Previously Reported	Adjustment	As Revised
Selected Consolidated Balance Sheet Data:	(in thousands)
Other non-current liabilities	$70,166	$26,455	$96,621
Total liabilities	2,421,934	26,455	2,448,389
Additional paid-in capital	239,081	(26,978)	212,103
Accumulated deficit	(30,176)	523	(29,653)
Total equity	217,875	(26,455)	191,420

The consolidated statement of operations and comprehensive income for the year ended December 31, 2020 included as comparative figures within these consolidated financial statements was revised as follows:

	For the year ended December 31, 2020
	As Previously Reported	Adjustment	As Revised
Selected Consolidated Statement of Operations Data:	(in thousands)
Fuel revenue	$2,352,884	$99,517	$2,452,401
Total revenues	3,910,715	99,517	4,010,232
Fuel costs	2,031,899	99,517	2,131,416
Total operating expenses	3,821,173	99,517	3,920,690
Interest and other financial income	1,245	523	1,768
Income before income taxes	29,886	523	30,409
Net income	30,116	523	30,639
Net income per share attributable to common shareholders - basic	$0.14	$0.01	$0.15
Net income per share attributable to common shareholders - diluted	0.14	0.01	0.15

	For the year ended December 31, 2020
	As Previously Reported	Adjustment	As Revised
Selected Consolidated Statement of Comprehensive Income Data:	(in thousands)
Net income	$30,116	$523	$30,639
Comprehensive income	34,791	523	35,314

The consolidated statement of cash flows for the year ended December 31, 2020 included as comparative figures within these consolidated financial statements was revised as follows:

	For the year ended December 31, 2020
	As Previously Reported	Adjustment	As Revised
Selected Consolidated Statement of Cash Flow Data:	(in thousands)
Net income	$30,116	$523	$30,639
Fair value adjustment of financial assets and liabilities	(491)	(523)	(1,014)

24. Store Operating Expenses

Store operating expenses consisted of the following:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Salaries and wages	$242,692	$217,121	$206,946
Rent	133,143	113,694	100,856
Credit card fees	83,757	57,644	61,079
Utilities, upkeep, and taxes	57,497	51,811	48,499
Repairs and maintenance	37,345	28,469	28,311
Insurance	20,537	18,956	17,549
Other store operating expenses	55,547	44,727	43,284
Total store operating expenses	$630,518	$532,422	$506,524

25. General and Administrative Expenses

General and administrative expenses consisted of the following:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Salaries and wages	$82,181	$64,246	$40,515
Legal, audit, professional and management fees expenses	8,264	7,251	4,678
Rent	1,652	1,404	1,259
Insurance	11,969	6,247	5,598
Other general and administrative expenses	20,601	15,276	17,261
Total general and administrative expenses	$124,667	$94,424	$69,311

26. Subsequent Events

Potential Acquisition

On February 18, 2022, the Company entered into a purchase agreement with Quarles Petroleum Inc. (“Quarles”), pursuant to which Quarles has agreed to sell to the Company certain assets, including:

•
121 proprietary Quarles-branded cardlock sites and management of 64 third party cardlock sites for fleet fueling operations; and
•
49 independent dealer locations, including certain lessee-dealer sites.

The total consideration for the transaction as set forth in the purchase agreement is approximately $170 million plus the value of inventory on the closing date. The Company intends to finance from its own sources approximately $40 million of the purchase price plus the value of inventory on the closing date and Oak Street, pursuant to the Program Agreement (as described in Note 8 above), has agreed to pay the remaining consideration for the fee simple ownership in 39 sites. At the closing, pursuant to the Program Agreement, the Company plans to amend one of its master leases with Oak Street to add the sites Oak Street has agreed to acquire in the transaction under customary lease terms.

The closing of the transaction is subject to fulfillment of customary conditions precedent and the completion of various transition planning matters. The Company currently expects the closing to occur during the second quarter of 2022. There is no certainty that the transaction will close.

Dividend and Share Repurchase Plan

On February 21, 2022, the Company’s Board declared a quarterly dividend of $0.02 per share of common stock, to be paid on March 29, 2022 to stockholders of record as of March 15, 2022, totaling approximately $2.5 million. The Board has also authorized a share repurchase program for up to an aggregate amount of $50 million of outstanding shares of common stock. The share repurchase program does not have a stated expiration date. The amount and timing of dividends payable on the common stock are within the sole discretion of the Board, which will evaluate dividend payments within the context of the Company’s overall capital allocation strategy on an ongoing basis, giving consideration to its current and forecast earnings, financial condition, cash requirements and other factors.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed Balance Sheets

(in thousands)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$88,508	$117,179
Short-term loans to subsidiaries	40,119	40,035
Other current assets	10,110	2,147
Total current assets	138,737	159,361
Non-current assets:
Investment in subsidiaries	255,444	178,948
Loans to subsidiaries	450,000	—
Deferred tax asset	2,403	2,922
Total assets	$846,584	$341,231
Liabilities
Current liabilities:
Long-term debt, current portion	$1,500	$1,752
Other current liabilities	7,436	11,612
Total current liabilities	8,936	13,364
Non-current liabilities:
Long-term debt, net	442,889	—
Other non-current liabilities	41,307	36,286
Total liabilities	$493,132	$49,650

Series A redeemable preferred stock	100,000	100,000

Shareholders' equity	253,452	191,581
Total liabilities, redeemable preferred stock and shareholders' equity	$846,584	$341,231

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed Statements of Operations

(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Income:
Income from loans to subsidiaries and other investee	$6,016	$3,960	$6,992
Other income	—	597	712
	6,016	4,557	7,704
Expenses:
General and administrative	6,152	4,562	2,471
Expenses related to loans to subsidiaries and other investee	—	2,692	1,281
	6,152	7,254	3,752
(Loss) income before interest and financing income (expenses)	(136)	(2,697)	3,952
Interest and other financial income	1,005	1,093	299
Interest and other financial expenses	(10,855)	(8,225)	(4,832)
Loss before income taxes	(9,986)	(9,829)	(581)
Income tax expense	(2,771)	(324)	(1,140)
Equity income (loss) from subsidiaries	71,955	23,863	(41,818)
Net income (loss)	$59,198	$13,710	$(43,539)
Accretion of redeemable preferred stock	—	(3,120)	—
Series A redeemable preferred stock dividends	(5,735)	(157)	—
Net income (loss) attributable to common shareholders	$53,463	$10,433	$(43,539)

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed Statements of Comprehensive Income (Loss)

(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net income (loss)	$59,198	$13,710	$(43,539)
Other comprehensive income:
Foreign currency translation adjustments	—	4,675	4,520
Total other comprehensive income	—	4,675	4,520
Comprehensive income (loss)	$59,198	$18,385	$(39,019)

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$59,198	$13,710	$(43,539)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity (income) loss from subsidiaries	(71,955)	(23,863)	41,818
Deferred income taxes	519	(130)	—
Amortization of debt discount and premium	152	(331)	(409)
Depreciation and amortization	—	8	11
Foreign currency (gain) loss and interest related to intercompany loans	(4,656)	4,703	1,645
Share-based compensation	868	1,891	516
Fair value adjustment related to financial liabilities	5,021	107	—
Other operating activities, net	—	(38)	—
Changes in assets and liabilities:
(Increase) decrease in other current assets	(1,586)	490	(707)
Increase in other current liabilities	3,713	942	15
Net cash used in operating activities	$(8,726)	$(2,511)	$(650)
Cash flows from investing activities:
Loans to investees	$(450,000)	$(68,939)	$(174)
Repayments of loans to subsidiaries and other investees	—	109,946	14,133
Investment in subsidiary	—	(107,299)	—
Other	—	—	(3)
Net cash (used in) provided by investing activities	(450,000)	(66,292)	13,956
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	442,737	—	—
Issuance of shares in Merger Transaction	—	60,318	—
Payment of Merger Transaction issuance costs	(4,773)	—	—
Issuance of redeemable preferred stock, net	—	96,880	—
Dividends paid on redeemable preferred stock	(5,892)	—	—
Repayment of long-term debt	(2,017)	(10,953)	(10,861)
Buyback of long-term debt	—	(1,995)	—
Proceeds from issuance of rights, net	—	11,332	—
Other	—	—	(18)
Net cash provided by (used in) financing activities	430,055	155,582	(10,879)
Net (decrease) increase in cash and cash equivalents and restricted cash	(28,671)	86,779	2,427
Effect of exchange rate on cash and cash equivalents and restricted cash	—	2,875	1,263
Cash and cash equivalents and restricted cash, beginning of year	117,179	27,525	23,835
Cash and cash equivalents and restricted cash, end of year	$88,508	$117,179	$27,525
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of year	117,179	21,302	17,925
Restricted cash with respect to bonds, beginning of year	—	6,223	5,910
Cash and cash equivalents and restricted cash, beginning of year	$117,179	$27,525	$23,835
Cash and cash equivalents, end of year	88,508	117,179	21,302
Restricted cash with respect to bonds, end of year	—	—	6,223
Cash and cash equivalents and restricted cash, end of year	$88,508	$117,179	$27,525

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed Statements of Cash Flows (cont’d)

(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Supplementary cash flow information:
Cash received for interest	$1,404	$2,340	$6,714
Cash paid for interest	14	3,840	4,266
Cash paid for taxes	6,175	305	1,123
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	1,765	2,190	—
Issuance of shares	3,000	—	—
Ares Put Option	—	9,201	—
Purchase of property and equipment under operating leases	—	—	49

The accompanying notes are an integral part of the condensed financial statements.

ARKO Corp. (Parent Company Only)

Notes to Condensed Financial Statements

1. General

The condensed financial statements represent the financial information required by SEC Regulation S-X Rule 5-04 for ARKO Corp. (the “Company”), which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2021, the Company’s restricted net assets of its consolidated subsidiary, GPM Investments, LLC (“GPM”), were approximately $713.5 million and exceeded 25% of the Company’s total consolidated net assets. The primary restrictions as of December 31, 2021 were driven by GPM’s financing agreements with PNC which restrict the transfer of non-cash assets from GPM to the Company. These financing agreements also include restrictions on distributions according to which, among other things, GPM’s ability to distribute is subject to certain conditions as defined in the underlying agreements. For more information about GPM’s financing agreements with PNC, refer to Note 12 to the consolidated financial statements.

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

3. Long-Term Debt

Senior Notes Offering

On October 21, 2021, the Company completed a private offering of $450 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”), pursuant to a note purchase agreement dated October 14, 2021, by and among the Company, certain of the Company’s wholly owned domestic subsidiaries (the “Guarantors”), and BofA Securities, Inc., as representative of the several initial purchasers named therein. The Senior Notes are guaranteed, on an unsecured senior basis, by all of the Guarantors. Refer to Note 12 to the consolidated financial statements for further details.

4. Revisions of Previously Issued Financial Statements

The Company has adjusted its consolidated balance sheet as of December 31, 2020 in order to reflect its Public Warrants, Private Warrants and Deferred Shares as liability instruments measured at fair value rather than as equity instruments. The Company has evaluated the materiality of these adjustments and concluded they were not material to any of the prior periods presented and has elected to revise the previously issued financial statements contained within these consolidated financial statements for the periods impacted to correct the effect of these immaterial adjustments.

As a result, the parent only condensed balance sheet as of December 31, 2020 included as comparative figures within these financial statements was revised as follows:

	As of December 31, 2020
	As Previously Reported	Adjustment	As Revised
Selected Condensed Balance Sheet Data:	(in thousands)
Other non-current liabilities	$9,831	$26,455	$36,286
Total liabilities	23,195	26,455	49,650
Total shareholders' equity	218,036	(26,455)	191,581

As a result, the parent only condensed statement of operations and comprehensive income for the year ended December 31, 2020 included as comparative figures within these financial statements was revised as follows:

	For the year ended December 31, 2020
	As Previously Reported	Adjustment	As Revised
Selected Condensed Statement of Operations Data:	(in thousands)
Interest and other financial income	570	523	1,093
Loss before income taxes	(10,352)	523	(9,829)
Net income	13,187	523	13,710

	For the year ended December 31, 2020
	As Previously Reported	Adjustment	As Revised
Selected Condensed Statement of Comprehensive Income Data:	(in thousands)
Net income	$13,187	$523	$13,710
Comprehensive income	17,862	523	18,385

As a result, the condensed statement of cash flows for the year ended December 31, 2020 included as comparative figures within these financial statements was revised as follows:

	For the year ended December 31, 2020
	As Previously Reported	Adjustment	As Revised
Selected Condensed Statement of Cash Flow Data:	(in thousands)
Net income	$13,187	$523	$13,710
Fair value adjustment related to financial liabilities	630	(523)	107