Form 10-Q
period 2022-03-31
ARKO Corp.
filed 2022-05-04
CIK 1823794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022.

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ YES ☒ NO

As of May 3, 2022, the registrant had 122,251,579 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects, including the potential impact of the COVID-19 pandemic on our businesses, operating results, cash flows and/or financial condition. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report on Form 10-Q, and described from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update forward-looking statements, except to the extent required by applicable law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•
changes in economic conditions and consumer confidence in the U.S.;
•
if we do not make acquisitions on economically acceptable terms, our future growth may be limited;
•
we may be unable to successfully integrate acquired operations or otherwise realize the expected benefits from our acquisitions;
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

•
our failure to adequately secure, maintain, and enforce our intellectual property rights;
•
third-party claims of infringement upon their intellectual property rights;
•
we depend on third-party transportation providers for the transportation of our motor fuel;
•
our operations present risks which may not be fully covered by insurance;
•
our variable rate debt;
•
the agreements governing our indebtedness have various restrictions and financial covenants;
•
the proposed phase out of the London Interbank Offered Rate (“LIBOR”);
•
our principal stockholders and management exert significant control over us, and their interests may conflict with yours;
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

Item 1. Financial Statements

ARKO Corp.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$241,220	$252,141
Restricted cash	15,662	20,402
Short-term investments	59,110	58,807
Trade receivables, net	75,093	62,342
Inventory	219,154	197,836
Other current assets	76,091	92,095
Total current assets	686,330	683,623
Non-current assets:
Property and equipment, net	554,252	548,969
Right-of-use assets under operating leases	1,055,945	1,064,982
Right-of-use assets under financing leases, net	189,657	192,378
Goodwill	197,648	197,648
Intangible assets, net	180,951	185,993
Equity investment	3,007	2,998
Deferred tax asset	43,285	41,047
Other non-current assets	29,874	24,637
Total assets	$2,940,949	$2,942,275
Liabilities
Current liabilities:
Long-term debt, current portion	$40,908	$40,384
Accounts payable	193,571	172,918
Other current liabilities	135,167	137,488
Operating leases, current portion	52,840	51,261
Financing leases, current portion	6,189	6,383
Total current liabilities	428,675	408,434
Non-current liabilities:
Long-term debt, net	675,868	676,625
Asset retirement obligation	58,389	58,021
Operating leases	1,068,101	1,076,905
Financing leases	228,367	229,215
Deferred tax liability	2,207	2,546
Other non-current liabilities	137,610	136,853
Total liabilities	2,599,217	2,588,599
Commitments and contingencies - see Note 10
Series A redeemable preferred stock (no par value) - authorized: 1,000 shares; issued and outstanding: 1,000 and 1,000 shares, respectively; redemption value: $100,000 and $100,000, in the aggregate respectively	100,000	100,000
Shareholders' equity:
Common stock (par value $0.0001) - Authorized: 400,000 shares; Issued: 124,727 and 124,428 shares, respectively; Outstanding: 123,190 and 124,428 shares, respectively	12	12
Treasury stock, at cost - 1,537 and 0 shares, respectively	(13,084)	—
Additional paid-in capital	220,449	217,675
Accumulated other comprehensive income	9,119	9,119
Retained earnings	24,993	26,646
Total shareholders' equity	241,489	253,452
Non-controlling interest	243	224
Total equity	241,732	253,676
Total liabilities, redeemable preferred stock and equity	$2,940,949	$2,942,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Fuel revenue	$1,583,526	$1,102,947
Merchandise revenue	366,985	359,281
Other revenues, net	22,300	22,128
Total revenues	1,972,811	1,484,356
Operating expenses:
Fuel costs	1,470,649	1,012,798
Merchandise costs	258,793	260,754
Store operating expenses	166,538	144,938
General and administrative expenses	31,785	26,713
Depreciation and amortization	24,636	24,242
Total operating expenses	1,952,401	1,469,445
Other expenses, net	1,121	1,672
Operating income	19,289	13,239
Interest and other financial income	1,106	2,407
Interest and other financial expenses	(17,081)	(31,024)
Income (loss) before income taxes	3,314	(15,378)
Income tax (expense) benefit	(1,005)	722
Income (loss) from equity investment	9	(6)
Net income (loss)	$2,318	$(14,662)
Less: Net income attributable to non-controlling interests	79	74
Net income (loss) attributable to ARKO Corp.	$2,239	$(14,736)
Series A redeemable preferred stock dividends	(1,418)	(1,402)
Net income (loss) attributable to common shareholders	$821	$(16,138)
Net income (loss) per share attributable to common shareholders - basic	$0.01	$(0.13)
Net loss per share attributable to common shareholders - diluted	$(0.00)	$(0.13)
Weighted average shares outstanding:
Basic	124,301	124,361
Diluted	125,433	124,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Changes in Equity

(Unaudited, in thousands)

	Common Stock		Treasury	Additional	Accumulated Other	Retained Earnings	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	(Accumulated Deficit)	Shareholders' Equity	Controlling Interests	Total Equity
Balance at January 1, 2021	124,132	$12	$—	$212,103	$9,119	$(29,653)	$191,581	$(161)	$191,420
Share-based compensation	—	—	—	1,026	—	—	1,026	—	1,026
Distributions to non-controlling interests	—	—	—	—	—	—	—	(60)	(60)
Dividends on redeemable preferred stock	—	—	—	(1,402)	—	—	(1,402)	—	(1,402)
Issuance of shares	296	—	—	3,000	—	—	3,000	—	3,000
Net (loss) income	—	—	—	—	—	(14,736)	(14,736)	74	(14,662)
Balance at March 31, 2021	124,428	$12	$—	$214,727	$9,119	$(44,389)	$179,469	$(147)	$179,322

Balance at January 1, 2022	124,428	$12	$—	$217,675	$9,119	$26,646	$253,452	$224	$253,676
Share-based compensation	—	—	—	2,774	—	—	2,774	—	2,774
Distributions to non-controlling interests	—	—	—	—	—	—	—	(60)	(60)
Dividends on redeemable preferred stock	—	—	—	—	—	(1,418)	(1,418)	—	(1,418)
Dividends declared (2 cents per share)	—	—	—	—	—	(2,474)	(2,474)	—	(2,474)
Common stock repurchased	(1,537)	—	(13,084)	—	—	—	(13,084)	—	(13,084)
Vesting of restricted share units	286	—	—	—	—	—	—	—	—
Issuance of shares	13	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	2,239	2,239	79	2,318
Balance at March 31, 2022	123,190	$12	$(13,084)	$220,449	$9,119	$24,993	$241,489	$243	$241,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$2,318	$(14,662)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,636	24,242
Deferred income taxes	(2,577)	(1,843)
Loss on disposal of assets and impairment charges	764	1,375
Foreign currency loss (gain)	37	(1,042)
Amortization of deferred financing costs, debt discount and premium	634	(185)
Amortization of deferred income	(3,078)	(2,484)
Accretion of asset retirement obligation	409	445
Non-cash rent	1,946	1,771
Charges to allowance for credit losses	135	141
(Income) loss from equity investment	(9)	6
Share-based compensation	2,774	1,026
Fair value adjustment of financial assets and liabilities	1,209	11,049
Other operating activities, net	123	224
Changes in assets and liabilities:
Increase in trade receivables	(12,886)	(10,798)
Increase in inventory	(21,318)	(7,437)
Decrease in other assets	18,215	7,688
Increase in accounts payable	20,177	17,309
Decrease in other current liabilities	(4,561)	(15,829)
Decrease in asset retirement obligation	(34)	(89)
Increase in non-current liabilities	1,148	369
Net cash provided by operating activities	$30,062	$11,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from investing activities:
Purchase of property and equipment	$(20,667)	$(17,525)
Proceeds from sale of property and equipment	6,933	880
Prepayment for business acquisition	(5,000)	—
Business acquisition, net of cash	(6,746)	—
Decrease in investments, net	1,618	—
Net cash used in investing activities	(23,862)	(16,645)
Cash flows from financing activities:
Receipt of long-term debt, net	—	1,115
Repayment of debt	(3,157)	(75,963)
Principal payments on financing leases	(1,652)	(1,990)
Payment of merger transaction issuance costs	—	(4,686)
Common stock repurchased	(13,084)	—
Dividends paid on common stock	(2,474)	—
Dividends paid on redeemable preferred stock	(1,418)	(1,559)
Distributions to non-controlling interests	(60)	(60)
Net cash used in financing activities	(21,845)	(83,143)
Net decrease in cash and cash equivalents and restricted cash	(15,645)	(88,512)
Effect of exchange rate on cash and cash equivalents and restricted cash	(16)	(1,462)
Cash and cash equivalents and restricted cash, beginning of period	272,543	312,977
Cash and cash equivalents and restricted cash, end of period	$256,882	$223,003
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of period	$252,141	293,666
Restricted cash, beginning of period	20,402	16,529
Restricted cash with respect to bonds, beginning of period	—	2,782
Cash and cash equivalents and restricted cash, beginning of period	$272,543	$312,977
Cash and cash equivalents, end of period	$241,220	$204,986
Restricted cash, end of period	15,662	18,017
Cash and cash equivalents and restricted cash, end of period	$256,882	$223,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2022	2021
Supplementary cash flow information:
Cash received for interest	$37	$55
Cash paid for interest	7,684	18,057
Cash received for taxes	2	9
Cash paid for taxes	563	72
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	$2,279	$2,171
Purchases of equipment in accounts payable and accrued expenses	9,514	3,715
Purchase of property and equipment under leases	6,254	11,534
Disposals of leases of property and equipment	404	2,254
Issuance of shares	—	3,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

ARKO Corp. (the “Company”) is a Delaware corporation whose common stock, par value $0.0001 per share (“common stock”) and publicly-traded warrants are listed on the Nasdaq Stock Market (“Nasdaq”). The Company’s common stock had also been listed on the Tel Aviv Stock Exchange (“TASE”); however, following delisting procedures initiated by the Company, the common stock was delisted from the TASE on February 13, 2022, and the Company’s common stock traded on the TASE was transferred to Nasdaq.

The Company’s operations are primarily performed by its subsidiary, GPM Investments, LLC (“GPM”), a Delaware limited liability company. GPM is engaged directly and through fully owned and controlled subsidiaries (directly or indirectly) in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations, and in wholesale activity, which includes the supply of fuel to gas stations operated by third parties. As of March 31, 2022, GPM’s activity included the self-operation of 1,396 sites and the supply of fuel to 1,625 gas stations operated by independent dealers throughout 33 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

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

Interim Financial Statements

The accompanying condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 (“interim financial statements”) are unaudited and have been prepared in accordance with GAAP for interim financial information and Regulation S-X set forth by the Securities and Exchange Commission for interim reporting. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying interim financial statements. However, they do not include all of the information and disclosures required by GAAP for complete financial statements. Therefore, the interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “annual financial statements”).

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

Fuel revenue and fuel cost of revenue included fuel taxes of $231.8 million and $222.5 million for the three months ended March 31, 2022 and 2021, respectively.

Refer to Note 9 for disclosure of the revenue disaggregated by segment and product line, as well as a description of the reportable segment operations.

Reclassifications

Certain prior year equity amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

Reference Rate Reform – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard included optional guidance for a limited period of time to help ease the burden in accounting for the effects of reference rate reform. The new standard is effective for all entities through December 31, 2022. The Company has not needed to implement this optional guidance.

3. Debt

The components of debt were as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Senior Notes	$443,078	$442,889
PNC term loan	32,393	32,385
M&T debt	42,183	43,392
Capital One line of credit	195,532	195,232
Insurance premium notes	3,590	3,111
Total debt, net	$716,776	$717,009
Less current portion	(40,908)	(40,384)
Total long-term debt, net	$675,868	$676,625

4. Leases

As of March 31, 2022, the Company leased 1,136 of the convenience stores that it operates, 163 independent dealer locations and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years each. Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges, store lighting and fuel dispensers.

The components of lease cost recorded on the condensed consolidated statements of operations were as follows:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$3,047	$3,317
Interest on lease liabilities	4,371	4,446
Operating lease costs included in store operating expenses	34,295	32,334
Operating lease costs included in general and administrative expenses	387	396
Lease cost related to variable lease payments, short-term leases and leases of low value assets	644	375
Right-of-use asset impairment charges	—	111
Total lease costs	$42,744	$40,979

5. Equity

On February 21, 2022, the Company’s board of directors (the “Board”) declared a quarterly dividend of $0.02 per share of common stock, which was paid on March 29, 2022 to stockholders of record as of March 15, 2022, totaling approximately $2.5 million. The amount and timing of dividends payable on the common stock are within the sole discretion of the Board, which will evaluate dividend payments within the context of the Company’s overall capital allocation strategy on an ongoing basis, giving consideration to its current and forecast earnings, financial condition, cash requirements and other factors. As a result of the dividend declaration, the conversion price of the Company’s Series A convertible preferred stock adjusted from $12.00 to $11.98 per share, as were the threshold share prices in the Deferred Shares agreement (as defined in Note 8). On April 29, 2022, the Board declared a quarterly dividend of $0.02 per share of common stock, to be paid on June 15, 2022 to stockholders of record as of May 31, 2022.

The Board has also authorized a share repurchase program for up to an aggregate of $50 million of outstanding shares of common stock. The share repurchase program does not have a stated expiration date. In the three months ended March 31, 2022, the Company repurchased approximately 1.4 million shares of common stock under the repurchase program for approximately $12.0 million, or an average share price of $8.49.

6. Share-Based Compensation

The Compensation Committee of the Board has approved the grant of non-qualified stock options, restricted stock units (“RSUs”), and shares to certain employees, non-employees and members of the Board under the ARKO Corp. 2020 Incentive Compensation Plan (the “Plan”). Stock options granted under the Plan expire no later than ten years from the date of grant and the exercise price may not be less than the fair market value of the shares on the date of grant. Vesting periods are assigned to stock options and restricted share units on a grant-by-grant basis at the discretion of the Board. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

Additionally, a non-employee director may receive RSUs in lieu of up to 100% of his or her cash fees, which RSUs will be settled in common stock upon the director’s departure from the Board or an earlier change in control of the Company. In the three months ended March 31, 2022, 78,103 RSUs were issued to non-employee directors with a weighted average grant date fair value of $8.77 per share, or $0.7 million. These awards are included in the table below under restricted stock units. As of March 31, 2022, 167,673 RSUs issued to non-employee directors were outstanding.

The following table summarizes share activity related to stock options and restricted stock units:

	Stock Options	Restricted Stock Units
	(in thousands)
Options Outstanding/Nonvested RSUs, December 31, 2021	126	1,606
Granted	771	1,892
Options Exercised/RSUs released	—	(364)
Forfeited	—	(19)
Options Outstanding/Nonvested RSUs, March 31, 2022	897	3,115

The following table summarizes the stock options granted in 2022:

Weighted average fair value	$2.70
Weighted average exercise price	$9.11
Remaining average contractual term (years)	9.9

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes option pricing model. The following table summarizes the assumptions utilized in the valuation of the stock option awards granted in the three months ended March 31, 2022:

Expected dividend rate	0.9%
Expected stock price volatility	28.3%
Risk-free interest rate	1.7%
Expected term of options (years)	10.0

The expected stock price volatility is based on the historical volatility of the Company’s peer group’s stock price. The volatilities are estimated for a period of time equal to the expected term of the related option. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is determined by considering the contractual terms, vesting schedule and expectations of future employee behavior. 444,489 of stock option awards were out of the money as of March 31, 2022.

In the three months ended March 31, 2022, the Company granted 693,590 time-vested RSUs with a weighted average grant date fair value of $8.47 per share, or $5.9 million, and vesting over a weighted average period of 2.9 years as of March 31, 2022.

In the three months ended March 31, 2022, the Company granted a target of 1,120,354 performance-based RSUs with a weighted average grant date fair value of $8.35 per share, or $9.3 million. The 2022 performance-based RSUs were awarded to certain members of senior management in connection with the achievement of specific key financial metrics primarily measured over a three-year period and cliff vest at the end of such period. The number of 2022 performance-based RSUs that will ultimately vest is contingent upon the achievement of these key financial metrics by the end of the performance period. The Company assesses the probability of achieving these metrics on a quarterly basis except for performance-based RSUs with market conditions. For these awards, the Company recognizes the fair value expense ratably over the performance and vesting period. These awards are included in the table above in RSUs Granted.

During the three months ended March 31, 2022, the Company granted 13,332 shares of common stock to certain members of senior management, with a weighted average grant date fair value of $7.58 per share, or $0.1 million, with no vesting period.

Total compensation cost recorded for employees, non-employees and members of the Board for the three months ended March 31, 2022 and 2021 was $2.8 million and $1.0 million, respectively, and included in general and administrative expenses on the condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, total unrecognized compensation cost related to unvested shares, stock options and RSUs granted was approximately $26.7 million and $11.6 million, respectively.

7. Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income (loss) available to common stockholders	$821	$(16,138)
Change in fair value of Ares Put Option	(1,062)	—
Net loss available to common stockholders after assumed conversions	$(241)	$(16,138)

Weighted average common shares outstanding — Basic	124,301	124,361
Effect of dilutive securities:
Restricted share units	4	—
Ares Put Option	1,128	—
Weighted average common shares outstanding — Diluted	125,433	124,361
Net income (loss) per share available to common stockholders — Basic	$0.01	$(0.13)
Net loss per share available to common stockholders — Diluted	$(0.00)	$(0.13)

The following potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because their effect would have been antidilutive:

	As of March 31,
	2022	2021
	(in thousands)
Stock options	897	126
Ares warrants	1,100	1,100
Public and Private warrants	17,333	17,333
Series A redeemable preferred stock	8,347	8,333
Restricted share units	—	1,511
Ares Put Option	—	*

* Refer to the description of this instrument in Note 8.

8. Fair Value Measurements and Financial Instruments

The fair value of cash and cash equivalents, restricted cash and investments, trade receivables, accounts payable and other current liabilities approximated their carrying values as of March 31, 2022 and December 31, 2021 primarily due to the short-term maturity of these instruments. On October, 21, 2021, the Company completed a private offering of $450 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”). Based on market trades of the Senior Notes close to March 31, 2022 and December 31, 2021 (Level 1 fair value measurement), the fair value of the Senior Notes was estimated at approximately $411 million and $436 million, respectively, compared to a gross carrying value of $450 million at March 31, 2022 and December 31, 2021. The fair value of the other long-term debt approximated their carrying values as of March 31, 2022 and December 31, 2021 due to the frequency with which interest rates are reset based on changes in prevailing interest rates.

The contingent consideration from the acquisition of the Empire business is measured at fair value at the end of each reporting period and amounted to $6.3 million and $6.2 million as of March 31, 2022 and December 31, 2021, respectively. The fair value methodology for the contingent consideration liability is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. Approximately $0.1 million and $0.2 million were recorded as a component of interest and other financial expenses in the condensed consolidated statements of operations for the change in the fair value of the contingent consideration for the three months ended March 31, 2022 and 2021, respectively.

The public warrants to purchase the Company’s common stock (the “Public Warrants”), of which approximately 14.6 million were outstanding as of March 31, 2022, are measured at fair value at the end of each reporting period and amounted to $27.7 million and $23.6 million as of March 31, 2022 and December 31, 2021, respectively. The fair value methodology for the Public Warrants is categorized as Level 1. Approximately $1.9 million and $9.2 million were recorded as a component of interest and other financial expenses in the condensed consolidated statements of operations for the change in the fair value of the Public Warrants for the three months ended March 31, 2022 and 2021, respectively.

The private warrants to purchase the Company’s common stock (the “Private Warrants”), of which approximately 2.8 million were outstanding as of March 31, 2022, are measured at fair value at the end of each reporting period and amounted to $5.3 million and $7.2 million as of March 31, 2022 and December 31, 2021, respectively. The fair value methodology for the Private Warrants is categorized as Level 2 because certain inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Private Warrants have been recorded at fair value based on a Black-Scholes option pricing model with the following material assumptions based on observable and unobservable inputs:

March 31, 2022
Expected term (in years)	3.7
Expected dividend rate	0.9%
Volatility	36.8%
Risk-free interest rate	2.4%
Strike price	$11.50

For the change in the fair value of the Private Warrants, approximately $0.3 million and $2.8 million were recorded as a component of interest and other financial expenses in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively.

The Haymaker Founders (as defined in Note 17 to the annual financial statements) will be entitled to up to 200 thousand shares of common stock to be issued subject to the number of incremental shares of common stock issued to the holders of the Series A redeemable preferred stock not being higher than certain thresholds (the “Deferred Shares”). The Deferred Shares are measured at fair value at the end of each reporting period and amounted to $1.6 million as of March 31, 2022 and December 31, 2021. The fair value methodology for the Deferred Shares is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

March 31, 2022
Expected term (in years)	5.2
Volatility	36.3%
Risk-free interest rate	2.4%
Stock price	$9.10

Approximately $0.03 million and $0.2 million was recorded as a component of interest and other financial expenses in the condensed consolidated statements of operations for the change in the fair value of the Deferred Shares for the three months ended March 31, 2022 and 2021, respectively.

The Company entered into an agreement with Ares Capital Corporation (“Ares”) and certain of its affiliates (the “Ares Put Option”), which generally guarantees Ares a value of approximately $27.3 million at the end of February 2023 for the shares of common stock that the Company issued in consideration for its acquisition in December 2020 of equity in GPM. The Ares Put Option is measured at fair value at the end of each reporting period and amounted to $7.8 million and $8.9 million as of March 31, 2022 and December 31, 2021, respectively. The fair value methodology for the Ares Put Option is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Ares Put Option has been recorded at its fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

March 31, 2022
Expected term (in years)	0.9
Volatility	28.6%
Risk-free interest rate	1.5%
Strike price	$12.915

Approximately $1.1 million and $1.2 million were recorded as a component of interest and other financial income in the condensed consolidated statements of operations for the change in the fair value of the Ares Put Option for the three months ended March 31, 2022 and 2021, respectively.

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

The wholesale segment supplies fuel to independent dealers, sub-wholesalers and bulk and spot purchasers, on either a cost plus or consignment basis. For consignment arrangements, the Company retains ownership of the fuel inventory at the site, is responsible for the pricing of the fuel to the end consumer, and shares the gross profit with the independent dealers.

The GPMP segment includes GPM Petroleum LP (“GPMP”) and primarily includes the sale and supply of fuel to GPM and its subsidiaries that sell fuel (both in the retail and wholesale segments) at GPMP’s cost of fuel (including taxes and transportation) plus a fixed margin (currently 5.0 cents per gallon) and the supply of fuel to a small number of independent dealers and bulk and spot purchasers.

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

With the exception of goodwill, assets and liabilities relevant to the reportable segments are not assigned to any particular segment, but rather, managed at the consolidated level. All reportable segment revenues were generated from sites within the U.S. and substantially all of the Company’s assets were within the U.S.

Inter-segment transactions primarily included the distribution of fuel by GPMP to GPM and its subsidiaries that sell fuel (both in the retail and wholesale segments). The effect of these inter-segment transactions was eliminated in the condensed consolidated financial statements.

	Retail	Wholesale	GPMP	All Other	Total
For the Three Months Ended March 31, 2022	(in thousands)
Revenues
Fuel revenue	$854,667	$727,697	$1,162	$—	$1,583,526
Merchandise revenue	366,985	—	—	—	366,985
Other revenues, net	16,324	5,722	254	—	22,300
Total revenues from external customers	1,237,976	733,419	1,416	—	1,972,811
Inter-segment	—	—	1,275,721	302	1,276,023
Total revenues from reportable segments	1,237,976	733,419	1,277,137	302	3,248,834
Operating income	45,679	7,413	20,607	302	74,001
Interest and financial expenses, net			(2,445)	—	(2,445)
Income tax benefit				177	177
Income from equity investment				9	9
Net income from reportable segments					$71,742

For the Three Months Ended March 31, 2021
Revenues
Fuel revenue	$576,304	$525,488	$1,155	$—	$1,102,947
Merchandise revenue	359,281	—	—	—	359,281
Other revenues, net	16,977	4,939	255	—	22,171
Total revenues from external customers	952,562	530,427	1,410	—	1,484,399
Inter-segment	—	—	819,467	317	819,784
Total revenues from reportable segments	952,562	530,427	820,877	317	2,304,183
Operating income	40,347	2,308	20,123	317	63,095
Interest and financial expenses, net			(3,841)	—	(3,841)
Income tax expense				(56)	(56)
Loss from equity investment				(6)	(6)
Net income from reportable segments					$59,192

A reconciliation of total revenues from reportable segments to total revenues on the condensed consolidated statements of operations was as follows:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Total revenues from reportable segments	$3,248,834	$2,304,183
Other revenues, net	—	(43)
Elimination of inter-segment revenues	(1,276,023)	(819,784)
Total revenues	$1,972,811	$1,484,356

A reconciliation of net income from reportable segments to net income (loss) on the condensed consolidated statements of operations was as follows:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income from reportable segments	$71,742	$59,192
Amounts not allocated to segments:
Other revenues, net	—	(43)
Store operating expenses	584	577
General and administrative expenses	(31,079)	(26,002)
Depreciation and amortization	(22,794)	(22,399)
Other expenses, net	(1,121)	(1,672)
Interest and other financial expenses, net	(13,832)	(25,093)
Income tax (expense) benefit	(1,182)	778
Net income (loss)	$2,318	$(14,662)

10. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is subject to certain federal and state environmental laws and regulations associated with sites at which it stores and sells fuel and other fuel products, as well as at owned and leased locations leased or subleased to independent dealers. As of March 31, 2022 and December 31, 2021, environmental obligations totaled $12.6 million and $12.9 million, respectively. These amounts were recorded as other current and non-current liabilities in the condensed consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or whether the federal and/or state regulations in which the Company operates, and which deal with the environment, will be amended.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle it to be reimbursed for environmental loss mitigation. Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $5.0 million and $5.1 million as of March 31, 2022 and December 31, 2021, respectively, and were recorded as other current and non-current assets in the condensed consolidated balance sheets.

Asset Retirement Obligations

As part of the fuel operations at its operated convenience stores, at most of the other owned and leased locations leased to independent dealers, and certain other independent dealer locations, there are underground storage tanks for which the Company is responsible. The future cost to remove an underground storage tank is recognized over the estimated remaining useful life of the underground storage tank or the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. The estimated liability is based upon historical experience in removing underground storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The Company has recorded an asset retirement obligation of $58.8 million and $58.4 million at March 31, 2022 and December 31, 2021, respectively. The current portion of the asset retirement obligation is included in other current liabilities in the condensed consolidated balance sheets.

Purchase Commitments

In the ordinary course of business, the Company has entered into various purchase agreements related to its fuel supply, which include varying volume commitments. In light of the reduction in the number of gallons sold due to the COVID-19 pandemic, the Company’s principal fuel suppliers have temporarily suspended (for periods that vary among the different suppliers) the requirements under their agreements with the Company to purchase minimum quantities of gallons, including such requirements under the incentive agreements from such suppliers. As of March 31, 2022, the reduction in gallons sold did not affect the Company’s compliance with its commitments under the agreements with its principal suppliers.

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

12. Potential Acquisition

On February 18, 2022, the Company entered into a purchase agreement with Quarles Petroleum, Inc. (“Quarles”), pursuant to which Quarles has agreed to sell to the Company certain assets, including:

•
121 proprietary Quarles-branded cardlock sites and management of 64 third party cardlock sites for fleet fueling operations; and
•
49 independent dealer locations, including certain lessee-dealer sites.

The total consideration for the transaction as set forth in the purchase agreement is approximately $170 million plus the value of inventory on the closing date. The Company intends to finance from its own sources approximately $40 million of the purchase price plus the value of inventory on the closing date and Oak Street Real Estate Capital Net Lease Property Fund, LP (“Oak Street”), pursuant to a standby real estate purchase, designation and lease program agreement (the “Program Agreement”), has agreed to pay the remaining approximately $130 million of consideration for the fee simple ownership in 39 sites. At the closing, pursuant to the Program Agreement, the Company plans to amend one of its master leases with Oak Street to add the sites Oak Street has agreed to acquire in the transaction under customary lease terms.

The closing of the transaction is subject to fulfillment of customary conditions precedent and the completion of various transition planning matters. The Company currently expects the closing to occur late in the second quarter or early in the third quarter of 2022. There is no certainty that the transaction will close.

13. Subsequent Event

As of March 31, 2022, approximately $252.8 million of the initial $1.0 billion available under the Program Agreement with Oak Street had been utilized. GPM, together with an affiliate of Oak Street, entered into an amendment to the Program Agreement in April 2022, which extended the term of the Program Agreement from one to two years and provides for up to $1.15 billion of capacity under the Program Agreement during the second year of the term, in addition to the approximately $130 million of funding described in Note 12, and including in connection with purchase agreements that the Company or an affiliate thereof may from time to time enter into to acquire convenience stores and gas station real property from third parties. The term of the Program Agreement, as amended, extends through May 2, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read this discussion together with the unaudited Condensed Consolidated Financial Statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q together with our audited consolidated financial statements, related notes, and other information contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part I, Item 1A of the Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q and as described from time to time in our other filings with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

ARKO Corp. was incorporated under the laws of Delaware on August 26, 2020. Our shares of common stock, $0.0001 par value per share (“common stock”), and publicly-traded warrants are listed on the Nasdaq Stock Market (“Nasdaq”). GPM Investments, LLC, a Delaware limited liability company, which we refer to as GPM, is our operating entity and our indirect wholly owned subsidiary.

Based in Richmond, VA, we are a leading independent convenience store operator and, as of March 31, 2022, we were the sixth largest convenience store chain in the United States (“U.S.”) ranked by store count, operating 1,396 retail convenience stores. As of March 31, 2022, we operated the stores under 19 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, ExpressStop, E-Z Mart®, fas mart®, fastmarket®, Handy Mart, Jiffi Stop®, Li’l Cricket, Next Door Store®, Roadrunner Markets, Rstore, Scotchman®, shore stop®, Town Star, Village Pantry® and Young’s. As of March 31, 2022, we also supplied fuel to 1,625 independent dealers. We are well diversified geographically and as of March 31, 2022, operated across 33 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States.

We derive our revenue from the retail sale of fuel and the products offered in our stores, as well as the wholesale distribution of fuel. Our retail stores offer a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. We have foodservice offerings at over 400 company-operated stores. The foodservice category includes hot and fresh foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We are currently expanding our partnership with Sbarro, the Original New York Pizza, and anticipate adding 50 new locations in 2022. We offer a value food menu consisting of items such as hot dogs and chicken sandwiches. In addition, we operate over 90 branded quick service restaurants consisting of major national brands. Additionally, we provide a number of traditional convenience store services that generate additional income, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate revenues from car washes at approximately 90 of our locations.

Our reportable segments are described below.

Retail Segment

The retail segment includes the operation of a chain of retail stores, which includes convenience stores selling fuel products and other merchandise to retail customers. At our convenience stores, we own the merchandise and fuel inventory and employ personnel to manage the store.

Wholesale Segment

The wholesale segment supplies fuel to independent dealers on either a cost plus or consignment basis. For consignment arrangements, we retain ownership of the fuel inventory at the site, are responsible for the pricing of the fuel to the end consumer and share a portion of the gross profit earned from the sale of fuel by the consignment dealers. For cost plus arrangements, we sell fuel to independent dealers and bulk purchasers on a fixed-fee basis. The sales price to the independent dealer is determined according to the terms of the relevant agreement with the independent dealer, which typically reflects our total fuel costs plus the cost of transportation, prompt pay discounts, rebates and a margin.

GPMP Segment

The GPMP segment includes the operations of GPM Petroleum LP, referred to as GPMP, which primarily sells and supplies fuel to GPM and its fuel-selling subsidiaries (both in the retail and wholesale segments) at GPMP’s cost of fuel (including taxes and transportation) plus a fixed margin.

Trends Impacting Our Business

We have achieved strong store growth over the last several years, primarily by implementing a highly successful acquisition strategy. From 2013 through March 31, 2022, we completed 20 acquisitions. As a result, our store count has grown from 320 sites in 2011 to 3,021 sites as of March 31, 2022, of which 1,396 were operated as retail convenience stores, and 1,625 were locations at which we supplied fuel to independent dealers. These strategic acquisitions have had, and we expect will continue to have, a significant impact on our reported results and can make period to period comparisons of results difficult. In November 2021, we completed our acquisition of 36 Handy Mart retail convenience stores, and in May 2021, we completed our acquisition of 60 ExpressStop retail convenience stores (collectively, the “2021 Acquisitions”). With our achievement of significant size and scale, we have enhanced our focus on organic growth, including implementing company-wide marketing and merchandising initiatives, which we believe will result in significant value accretion to all the assets we have acquired.

The following table provides a history of our acquisitions, conversions and closings for the periods noted, for the retail and wholesale segments:

	For the Three Months Ended March 31,
Retail Segment	2022	2021
Number of sites at beginning of period	1,406	1,330
Acquired sites	—	—
Company-controlled sites converted to consignment locations or fuel supply locations, net	(6)	—
Closed, relocated or divested sites	(4)	(6)
Number of sites at end of period	1,396	1,324

	For the Three Months Ended March 31,
Wholesale Segment [1]	2022	2021
Number of sites at beginning of period	1,628	1,597
Newly opened or reopened sites [2]	19	14
Consignment or fuel supply locations converted from Company-controlled sites, net	6	—
Closed, relocated or divested sites	(28)	(14)
Number of sites at end of period	1,625	1,597

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

Our results of operation are significantly impacted by the retail fuel margins we receive on gallons sold. While we expect our same store fuel sales volumes to remain stable over time, even though they have been negatively impacted by COVID-19, and the fuel margins we realize on those sales to remain stable, these fuel margins can change rapidly as they are influenced by many factors including: the price of refined products; interruptions in supply caused by severe weather; supply chain disruptions; refinery mechanical failures; and competition in the local markets in which we operate.

The cost of our main products, gasoline and diesel fuel, is greatly impacted by the wholesale cost of fuel in the United States. We attempt to pass wholesale fuel cost changes through to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected primarily by competitive conditions. As a result, we tend to experience lower fuel margins when the cost of fuel is increasing gradually over a longer period and higher fuel margins when the cost of fuel is declining or more volatile over a shorter period of time. For the three months ended March 31, 2022 and the year ended December 31, 2021, we experienced historically high fuel margins as a result of the volatile price of gasoline and diesel fuel.

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

Business Highlights

Increased merchandise contribution and fuel contribution at same stores combined with an increase in fuel contribution in our wholesale segment positively impacted our results of operations during the first quarter of 2022. In addition, the 2021 Acquisitions contributed to the improvement in our results of operations for the first quarter of 2022, as compared to the first quarter of 2021. General and administrative expenses increased in the first quarter of 2022 as compared to the first quarter of 2021, primarily as a result of wage increases and share-based compensation expense.

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

The COVID-19 pandemic has reduced the frequency of customer visits and the number of gallons sold at our sites, however, we have seen increases in fuel margin and merchandise basket which more than offset this reduction. Since the beginning of 2021, we have seen an increase in fuel volume as businesses have continued to reopen and customer traffic has increased. Additionally, our corporate offices transitioned to remote work, but we believe we have maintained or increased productivity while expanding the hiring universe for corporate roles nationwide. While we have seen shortages in labor and supply chain disruptions that have increased our operating costs, we have addressed these shortages and disruptions through several hiring initiatives and leveraging our strong partnerships with our suppliers. Notwithstanding the recent resurgence of economic activity, in light of variant strains of the virus that have emerged, the COVID-19 pandemic could continue to impact our operations and the operations of our customers and suppliers as a result of quarantines, location closures, illnesses, and travel restrictions. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, a resumption of high levels of infection and hospitalization, new variants of the virus, the resulting impact on our employees, customers, suppliers, and vendors, supply chain disruptions and the remedial actions and any stimulus measures adopted by federal, state, and local governments, and to what extent normal economic and operating conditions are impacted. Therefore, we cannot reasonably estimate the future impact at this time.

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

Results of Operations for the three months ended March 31, 2022 and 2021

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

Consolidated Results

The table below shows our consolidated results for the three months ended March 31, 2022 and 2021, together with certain key metrics.

	For the Three Months Ended March 31,
	2022	2021
Revenues:	(in thousands)
Fuel revenue	$1,583,526	$1,102,947
Merchandise revenue	366,985	359,281
Other revenues, net	22,300	22,128
Total revenues	1,972,811	1,484,356
Operating expenses:
Fuel costs	1,470,649	1,012,798
Merchandise costs	258,793	260,754
Store operating expenses	166,538	144,938
General and administrative	31,785	26,713
Depreciation and amortization	24,636	24,242
Total operating expenses	1,952,401	1,469,445
Other expenses, net	1,121	1,672
Operating income	19,289	13,239
Interest and other financial expenses, net	(15,975)	(28,617)
Income (loss) before income taxes	3,314	(15,378)
Income tax (expense) benefit	(1,005)	722
Income (loss) from equity investment	9	(6)
Net income (loss)	$2,318	$(14,662)
Less: Net income attributable to non-controlling interests	79	74
Net income (loss) attributable to ARKO Corp.	$2,239	$(14,736)
Series A redeemable preferred stock dividends	(1,418)	(1,402)
Net income (loss) attributable to common shareholders	$821	$(16,138)
Fuel gallons sold	456,892	448,315
Fuel margin, cents per gallon[1]	24.7	20.1
Merchandise contribution[2]	$108,192	$98,527
Merchandise margin[3]	29.5%	27.4%
Adjusted EBITDA[4]	$50,108	$42,303

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

2 Calculated as merchandise revenue less merchandise costs.

3 Calculated as merchandise contribution divided by merchandise revenue.

4 Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to Net income (loss).

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

For the three months ended March 31, 2022, fuel revenue increased by $480.6 million, or 43.6%, compared to the first quarter of 2021. The increase in fuel revenue was attributable primarily to incremental gallons sold related to the 2021 Acquisitions as well as a significant increase in the average price of fuel compared to the first quarter of 2021, which was partially offset by fewer gallons sold at same stores in the first quarter of 2022 compared to the first quarter of 2021.

For the three months ended March 31, 2022, merchandise revenue increased by $7.7 million, or 2.1%, compared to the first quarter of 2021 primarily due to the 2021 Acquisitions. Offsetting these increases was a decrease in same store merchandise sales and in merchandise revenue from underperforming retail stores that we closed or converted to dealer-operated sites.

For the three months ended March 31, 2022, other revenue increased by $0.2 million, or 0.8%, compared to the first quarter of 2021 primarily related to additional revenue from the 2021 Acquisitions, which was partially offset by lower lottery commissions.

For the three months ended March 31, 2022, total operating expenses increased by $483.0 million, or 32.9%, compared to the first quarter of 2021. Fuel costs increased $457.9 million, or 45.2%, compared to the first quarter of 2021 due to fuel sold at higher average cost and higher volumes. Merchandise costs decreased $2.0 million, or 0.8%, compared to the first quarter of 2021, primarily due to a corresponding decrease in same store merchandise sales, which was offset by increased costs related to the 2021 Acquisitions. For the three months ended March 31, 2022, store operating expenses increased $21.6 million, or 14.9%, compared to the first quarter of 2021 due to incremental expenses as a result of the 2021 Acquisitions and an increase in expenses at same stores.

For the three months ended March 31, 2022, general and administrative expenses increased $5.1 million, or 19.0%, compared to the first quarter of 2021, primarily due to annual wage increases and share-based compensation expense.

For the three months ended March 31, 2022, depreciation and amortization expenses increased $0.4 million, or 1.6%, compared to the first quarter of 2021 primarily due to assets acquired in the previous twelve month period, largely related to the 2021 Acquisitions.

For the three months ended March 31, 2022, other expenses, net decreased by $0.6 million compared to the first quarter of 2021 primarily due to a reduction in losses on disposal of assets and impairment charges in the first quarter of 2022.

Operating income was $19.3 million for the first quarter of 2022 compared to $13.2 million for the first quarter of 2021. The increase was primarily due to strong fuel and merchandise results along with incremental income from the 2021 Acquisitions which was partially offset by an increase in store operating expenses and general and administrative expenses.

For the three months ended March 31, 2022, interest and other financial expenses, net decreased by $12.6 million compared to the first quarter of 2021 primarily related to a reduction of $9.9 million for expenses related to fair value adjustments for the Public Warrants, Private Warrants and Deferred Shares (each as defined in Note 8 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q), which were partially offset by lower rate debt outstanding in 2021 and a net period-over-period decrease in foreign currency gains recorded of $1.1 million. In addition, $4.5 million of additional interest expense was recorded in the first quarter of 2021 for the early redemption of the Bonds (Series C).

For the three months ended March 31, 2022, income tax expense was $1.0 million. For the three months ended March 31, 2021, the income tax benefit was $0.7 million.

For the three months ended March 31, 2022, net income attributable to the Company was $2.2 million. For the three months ended March 31, 2021, net loss attributable to the Company was $14.7 million.

For the three months ended March 31, 2022, Adjusted EBITDA was $50.1 million compared to $42.3 million for the three months ended March 31, 2021. The 2021 Acquisitions contributed approximately $4.0 million of Adjusted EBITDA for the first quarter of 2022. Increased merchandise contribution and fuel contribution at same stores also positively impacted Adjusted EBITDA for the first quarter of 2022, as compared to the first quarter of 2021, which was partially offset by higher personnel costs, higher credit card fees related to an increase in the retail price of fuel and an increase in general and administrative expenses primarily related to annual wage increases. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to Net income (loss).

Segment Results

Retail Segment

The table below shows the results of the retail segment for the three months ended March 31, 2022 and 2021, together with certain key metrics for the segment.

	For the Three Months Ended March 31,
	2022	2021
Revenues:	(in thousands)
Fuel revenue	$854,667	$576,304
Merchandise revenue	366,985	359,281
Other revenues, net	16,324	16,977
Total revenues	1,237,976	952,562
Operating expenses:
Fuel costs	776,885	515,136
Merchandise costs	258,793	260,754
Store operating expenses	156,619	136,325
Total operating expenses	1,192,297	912,215
Operating income	$45,679	$40,347
Fuel gallons sold	239,558	226,112
Same store fuel gallons sold decrease (%)[1]	(3.1%)	(13.8%)
Fuel margin, cents per gallon[2]	37.5	32.1
Same store merchandise sales (decrease) increase (%)[1]	(3.5%)	6.0%
Same store merchandise sales excluding cigarettes increase (%)[1]	0.1%	9.2%
Merchandise contribution[3]	$108,192	$98,527
Merchandise margin[4]	29.5%	27.4%

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

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

Retail Revenues

For the three months ended March 31, 2022, fuel revenue increased by $278.4 million, or 48.3%, compared to the first quarter of 2021. The increase in fuel revenue was attributable to a $1.02 per gallon increase in the average retail price of fuel in the first quarter of 2022 as compared to the same period in 2021, which was offset by a decrease in gallons sold at same stores of approximately 3.1%, or 6.8 million gallons, primarily due to managing both volume and margin to optimize fuel margin. Underperforming retail stores, which were closed or converted to independent dealers over the last 12 months in order to optimize profitability, negatively impacted gallons sold during the first quarter of 2022. Additionally, the 2021 Acquisitions contributed 22.3 million gallons sold, or $79.2 million in fuel revenue.

For the three months ended March 31, 2022, merchandise revenue increased by $7.7 million, or 2.1%, compared to the first quarter of 2021. The 2021 Acquisitions contributed approximately $24 million of merchandise revenue. Same store merchandise sales decreased $12.6 million, or 3.5%, for the first quarter of 2022 compared to the first quarter of 2021. Same store merchandise sales decreased primarily due to lower revenue from cigarettes and reduced demand for essential products, which was partially offset by higher packaged beverages, center-store items, frozen food, grab-n-go and other tobacco products revenue as a result of marketing initiatives, including expanded category assortments and investments in coolers and freezers. In addition, there was a decrease in merchandise revenue from underperforming retail stores that were closed or converted to independent dealers.

For the three months ended March 31, 2022, other revenues, net decreased by $0.7 million, or 3.8%, compared to the first quarter of 2021, primarily related to lower lottery commissions which were partially offset by additional revenue from the 2021 Acquisitions.

Retail Operating Income

For the three months ended March 31, 2022, fuel margin increased compared to the same period in 2021, primarily related to fuel profit from the 2021 Acquisitions of approximately $7.9 million and an increase in same store fuel profit of $9.7 million (excluding intercompany charges by GPMP). Fuel margin per gallon at same stores for the first quarter of 2022 was 37.8 cents per gallon, as compared to 32.2 cents per gallon for the first quarter of 2021.

For the three months ended March 31, 2022, merchandise contribution increased $9.7 million, or 9.8%, compared to the same period in 2021, and merchandise margin increased to 29.5% as compared to 27.4% in the prior period. The increase was due to $6.6 million in merchandise contribution from the 2021 Acquisitions and an increase in merchandise contribution at same stores of $3.8 million. Merchandise contribution at same stores increased in the first quarter of 2022 primarily due to higher contribution from packaged beverages, center-store items, beer and wine and other tobacco products. Merchandise margin at same stores was 29.4% in the first quarter of 2022 compared to 27.3% in the first quarter of 2021.

For the three months ended March 31, 2022, store operating expenses increased $20.3 million, or 14.9%, compared to the three months ended March 31, 2021 due to approximately $12 million of expenses related to the 2021 Acquisitions and an increase in expenses at same stores, including higher personnel costs and higher credit card fees due to higher retail prices. The increase in store operating expenses were partially offset by underperforming retail stores that we closed or converted to independent dealers.

Wholesale Segment

The table below shows the results of the wholesale segment for the three months ended March 31, 2022 and 2021, together with certain key metrics for the segment.

	For the Three Months Ended March 31,
	2022	2021
Revenues:	(in thousands)
Fuel revenue	$727,697	$525,488
Other revenues, net	5,722	4,939
Total revenues	733,419	530,427
Operating expenses:
Fuel costs	715,503	518,929
Store operating expenses	10,503	9,190
Total operating expenses	726,006	528,119
Operating income	$7,413	$2,308
Fuel gallons sold – fuel supply locations	180,941	183,645
Fuel gallons sold – consignment agent locations	35,997	37,911
Fuel margin, cents per gallon[1] – fuel supply locations	7.0	5.1
Fuel margin, cents per gallon[1] – consignment agent locations	29.0	21.9

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed margin paid to GPMP for the cost of fuel.

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

Wholesale Revenues

For the three months ended March 31, 2022, fuel revenue increased by $202.2 million compared to the first quarter of 2021. Wholesale revenues benefited from an increase in the average price of fuel in the first quarter of 2022 as compared to the first quarter of 2021, which was partially offset by a 2.1% reduction in gallons sold. Of the total increase in fuel revenue, approximately $170.6 million of the increase was attributable to fuel supply locations.

Wholesale Operating Income

For the three months ended March 31, 2022, fuel contribution increased approximately $5.4 million (excluding intercompany charges by GPMP). At fuel supply locations, fuel contribution increased by $3.3 million (excluding intercompany charges by GPMP), and fuel margin increased over the first quarter of 2021 primarily due to greater prompt pay discounts related to higher fuel costs and greater fuel rebates. At consignment agent locations, fuel contribution increased $2.1 million (excluding intercompany charges by

GPMP) and fuel margin also increased over the first quarter of 2021 primarily due to greater prompt pay discounts related to higher fuel costs, greater fuel rebates and improved rack-to-retail margins.

For the three months ended March 31, 2022, store operating expenses increased $1.3 million compared to the three months ended March 31, 2021.

GPMP Segment

The table below shows the results of the GPMP segment for the three months ended March 31, 2022 and 2021, together with certain key metrics for the segment.

	For the Three Months Ended March 31,
	2022	2021
Revenues:	(in thousands)
Fuel revenue - inter-segment	$1,275,721	$819,467
Fuel revenue - external customers	1,162	1,155
Other revenues, net	254	255
Total revenues	1,277,137	820,877
Operating expenses:
Fuel costs	1,253,982	798,200
General and administrative expenses	706	711
Depreciation and amortization	1,842	1,843
Total operating expenses	1,256,530	800,754
Operating income	$20,607	$20,123
Fuel gallons sold - inter-segment	457,673	448,027
Fuel gallons sold - external customers	396	647
Fuel margin, cents per gallon[1]	5.0	5.0

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

GPMP Revenues

For the three months ended March 31, 2022, fuel revenue increased by $456.3 million compared to the first quarter of 2021. The increase in fuel revenue was attributable to an increase in gallons sold and an increase in the average price of fuel as compared to the first quarter of 2021.

For both the three months ended March 31, 2022 and 2021, other revenues, net were $0.3 million, and primarily related to rental income from certain sites leased to independent dealers.

GPMP Operating Income

Fuel margin increased by $0.5 million for the first quarter of 2022, as compared to the first quarter of 2021, primarily due to additional gallons sold to the retail and wholesale segments at a fixed margin.

For the three months ended March 31, 2022, total general, administrative, depreciation and amortization expenses were similar with those in the comparable prior period.

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

We define EBITDA as net income (loss) before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by excluding the gain or loss on disposal of assets, impairment charges, acquisition costs, other non-cash items, and other unusual or non-recurring charges. Each of EBITDA and Adjusted EBITDA is a non-GAAP financial measure.

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

The following table contains a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income (loss)	$2,318	$(14,662)
Interest and other financing expenses, net	15,975	28,617
Income tax expense (benefit)	1,005	(722)
Depreciation and amortization	24,636	24,242
EBITDA	43,934	37,475
Non-cash rent expense (a)	1,946	1,771
Acquisition costs (b)	681	611
Loss on disposal of assets and impairment charges (c)	764	1,375
Share-based compensation expense (d)	2,774	1,026
(Income) loss from equity investment (e)	(9)	6
Other (f)	18	39
Adjusted EBITDA	$50,108	$42,303

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
(c)
Eliminates the non-cash loss (gain) from the sale of property and equipment, the loss (gain) recognized upon the sale of related leased assets and impairment charges on property and equipment and right-of-use assets related to closed and non-performing sites.
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

As of March 31, 2022, we were in a strong liquidity position of approximately $744 million, consisting of cash and short-term investments of approximately $300 million and approximately $444 million of availability under our lines of credit. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations, from our existing cash balances. As of March 31, 2022, we had no outstanding borrowings under our $140.0 million PNC Line of Credit (as defined below), $12.3 million of unused availability under the M&T equipment line of credit, described below, and $301.0 million of unused availability under our $500.0 million Capital One Line of Credit (as defined below), which we can seek to increase up to $700.0 million, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms.

On February 23, 2022, we announced that our board of directors (the “Board”) declared a quarterly dividend of $0.02 per share of common stock, paid on March 29, 2022 to stockholders of record as of March 15, 2022, totaling approximately $2.5 million. On May 4, 2022, we announced that our Board declared a quarterly dividend of $0.02 per share of common stock to be paid on June 15, 2022 to stockholders of record as of May 31, 2022. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will evaluate dividend payments within the context of our overall capital allocation strategy on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends.

On February 23, 2022, we also announced that our Board had authorized a share repurchase program for up to an aggregate of $50 million of our outstanding shares of common stock. During the three months ended March 31, 2022, we repurchased approximately 1.4 million shares of common stock under the repurchase program for approximately $12.0 million, or an average share price of $8.49. The share repurchase program does not have a stated expiration date. Whether and the extent to which we repurchase shares depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c)of the Exchange Act, privately negotiated transactions, pursuant to accelerated share repurchase agreements entered into with one or more counterparties, or otherwise.

To date, we have funded capital expenditures primarily through funds generated from operations, funds received from vendors, sale-leaseback transactions, the issuance of debt, and existing cash. Future capital required to finance operations, acquisitions, and raze-and-rebuild, remodel and update stores is expected to come from cash on hand, cash generated by operations, availability under lines of credit, and additional long-term debt and equipment leases as circumstances may dictate. In both the short-term and long-term, we currently expect that our capital spending program will be primarily focused on expanding our store base through acquisitions, razing-and-rebuilding, remodeling and updating stores, and maintaining our owned properties and equipment, including upgrading all fuel dispensers to be EMV-compliant. We expect to spend a total of approximately $16 million in subsequent years to upgrade all our fuel dispensers to be EMV-compliant. We do not expect such capital needs to adversely affect liquidity.

Cash Flows for the Three Months Ended March 31, 2022 and 2021

Net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$30,062	$11,276
Investing activities	(23,862)	(16,645)
Financing activities	(21,845)	(83,143)
Effect of exchange rates	(16)	(1,462)
Total	$(15,661)	$(89,974)

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

For the three months ended March 31, 2022, cash flows provided by operating activities was $30.1 million compared to $11.3 million for the first quarter of 2021. The increase for the first quarter of 2022 was primarily the result of approximately $10.4 million of lower net interest payments and an increase in Adjusted EBITDA primarily generated from an increase in merchandise and fuel contribution at same stores as well as the 2021 Acquisitions.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the three months ended March 31, 2022, cash used in investing activities increased by $7.2 million compared to the first three months of 2021. For the three months ended March 31, 2022, we spent $20.7 million for capital expenditures, including the purchase of certain fee properties, and paid a $5.0 million deposit for the pending acquisition of certain assets of Quarles Petroleum, Inc. (See Note 12 to our condensed consolidated financial statements contained in this Quarterly report on Form 10-Q.) For the three months ended March 31, 2021, we spent $17.5 million for capital expenditures, including purchasing a fee property.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount of our lines of credit and debt, distributions to non-controlling interests and issuance of common and preferred stock, net of dividends paid and common stock repurchases.

For the three months ended March 31, 2022, financing activities consisted primarily of net payments of $3.2 million for long-term debt, repayments of $1.7 million for financing leases, $2.5 million for dividend payments on common stock, $1.4 million for dividend payments on the Series A redeemable preferred stock and $13.1 million for common stock repurchases. For the three months ended March 31, 2021, financing activities consisted primarily of net payments of $74.8 million for long-term debt, including the early redemption of the Bonds (Series C), repayments of $2.0 million for financing leases, $1.6 million for dividend payments on the Series A redeemable preferred stock and $4.7 million of issuance costs related to the merger transaction which closed in December 2020.

Credit Facilities and Senior Notes

Senior Notes

On October 21, 2021, the Company completed a private offering of $450 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”). The Senior Notes are guaranteed, on an unsecured senior basis, by certain of the Company’s wholly owned domestic subsidiaries (the “Guarantors”). The indenture governing the Senior Notes contains customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, (vii) effect mergers and (viii) incur indebtedness. The Senior Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ respective existing and future senior unsubordinated indebtedness and are effectively subordinated to all of the Company’s and the Guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated to any existing and future obligations of subsidiaries of the Company that are not Guarantors.

Financing agreements with PNC

GPM and certain subsidiaries have a financing arrangement with PNC Bank National Association (“PNC”) to provide term loans as well as a line of credit for purposes of financing working capital (the “PNC Line of Credit”). The PNC Line of Credit has an aggregate principal amount of up to $140 million.

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

The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. As of March 31, 2022, $7.7 million of letters of credit were outstanding under the PNC Credit Agreement.

GPMP also has a term loan with PNC in the total amount of $32.4 million (the “GPMP PNC Term Loan”). The GPMP PNC Term Loan is secured by U.S. Treasury or other investment grade securities equal to approximately 98% of the outstanding principal amount of the GPMP PNC Term Loan.

Financing agreements with M&T Bank

GPM has a financing arrangement with M&T Bank to provide a three-year $20.0 million line of credit for purchases of equipment, which line may be borrowed in tranches, as described below, and an aggregate principal amount of $35.0 million of real estate loan (the “M&T Term Loan”). As of March 31, 2022, approximately $12.3 million remained available under the line of credit.

Each additional equipment loan tranche will have a three-year term, payable in equal monthly payments of principal plus interest, and will accrue a fixed rate of interest equal to M&T Bank’s three-year cost of funds as of the applicable date of such tranche, plus 3.00%. The M&T Term Loan bears interest at LIBOR plus 3.00%, mature in June 2026 and is payable in monthly installments based on a fifteen-year amortization schedule, with the balance of the loan payable at maturity.

Financing agreement with a syndicate of banks led by Capital One, National Association (“Capital One”)

GPMP has a revolving credit facility with a syndicate of banks led by Capital One, National Association, in an aggregate principal amount of up to $500 million (the “Capital One Line of Credit”). At GPMP’s request, the Capital One Line of Credit can be increased up to $700 million, subject to obtaining additional financing commitments from current lenders or from other banks, and subject to certain terms as detailed in the Capital One Line of Credit. As of March 31, 2022, approximately $198.3 million was drawn on the Capital One Line of Credit, and approximately $301.0 million was available thereunder.

The Capital One Line of Credit bears interest, as elected by GPMP at: (a) LIBOR plus a margin of 2.25% to 3.25% or (b) a rate per annum equal to base rate plus a margin of 1.25% to 2.25%, which is equal to the greatest of (i) Capital One’s prime rate, (ii) the one-month LIBOR plus 1.0%, and (iii) the federal funds rate plus 0.5%, subject to the definitions set in the agreement. The margin is determined according to a formula in the Capital One Line of Credit that depends on GPMP’s leverage. As of March 31, 2022, $0.7 million of letters of credit were outstanding under the Capital One Line of Credit.

Critical Accounting Policies and Estimates

For the three months ended March 31, 2022, there were no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that have had a material impact on our condensed consolidated financial statements and related notes.

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

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The Senior Notes bear a fixed interest rate, therefore, an increase or decrease in prevailing interest rates has no impact on our debt service for the Senior Notes. As of March 31, 2022, the interest rate on our Capital One Line of Credit was 3.6%, the interest rate on our GPMP PNC Term Loan was 0.8% and the interest rate on our M&T Term Loan was 3.4%. As of March 31, 2021, the interest rate on our Capital One Line of Credit was 3.4% and the interest rate on our GPMP PNC Term Loan was 0.6%. The LIBOR interest rate as of March 31, 2022 was only approximately 0.4%, therefore, our exposure was low. If our applicable interest rates increase by 1%, then our debt service on an annual basis would increase by approximately $2.6 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financial costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. However, in March 2021, the Ice Benchmark Administration announced that it will continue to publish the U.S. overnight, one-month, three-month, six-month and 12-month LIBOR through at least June 30, 2023. In July 2021, the Alternative Reference Rates Committee formally recommended the use of the CME’s Group’s forward-looking Secured Overnight Financing Rate (“SOFR”) as a replacement to LIBOR. As of March 31, 2022, approximately 36% of our debt bore interest at variable rates. Most of our credit agreements were entered into in the past three years. Such credit agreements, as amended, include mechanisms pursuant to which the underlying interest rates will be determined according to an alternative index replacing LIBOR, as customary in the market at such time.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes to the Company’s Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the calendar quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the description of legal proceedings as set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 1A. Risk Factors

During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our share repurchase activity for the quarter ended March 31, 2022 (dollars in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
Period
January 1, 2022 to January 31, 2022 (1)	119,142	$8.77	—	$—
February 1, 2022 to February 28, 2022	—	—	—	50,000
March 1, 2022 to March 31, 2022	1,417,862	8.49	1,417,862	37,961
Total	1,537,004	$8.51	1,417,862	$37,961

1 In addition to the shares of common stock we purchased under our publicly announced $50 million stock repurchase program, we repurchased 119,142 shares of our common stock at an aggregate cost of $1.04 million, or an average purchase price of $8.77 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock units during the quarter ended March 31, 2022.

2 Except as noted in footnote 1 above, all of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $50 million of our common stock. We publicly announced this program on February 23, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1

Certification by Arie Kotler, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2022.

Exhibit 31.2

Certification by Donald Bassell, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2022.

Exhibit 32.1

Certification by Arie Kotler, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2022.

Exhibit 32.2

Certification by Donald Bassell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2022.

101

The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2022		ARKO Corp.

	By:	/s/ Arie Kotler
	Name:	Arie Kotler
	Title:	Chairman, President and Chief Executive Officer