Form 10-Q
period 2022-06-30
ARKO Corp.
filed 2022-08-08
CIK 1823794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022.

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

As of August 5, 2022, the registrant had 120,074,542 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects, including the potential impact of the COVID-19 pandemic on our businesses, operating results, cash flows and/or financial condition. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report on Form 10-Q, and described from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update forward-looking statements, except to the extent required by applicable law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•
changes in economic conditions and consumer confidence in the United States;
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
•
we depend on third-party transportation providers for the transportation of most of our motor fuel;
•
our operations present risks which may not be fully covered by insurance;
•
our variable rate debt;
•
the agreements governing our indebtedness have various restrictions and financial covenants;
•
the phase out of the London Interbank Offered Rate (“LIBOR”);
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

Item 1. Financial Statements

ARKO Corp.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$248,518	$252,141
Restricted cash	14,083	20,402
Short-term investments	33,927	58,807
Trade receivables, net	93,482	62,342
Inventory	233,612	197,836
Other current assets	83,298	92,095
Total current assets	706,920	683,623
Non-current assets:
Property and equipment, net	561,982	548,969
Right-of-use assets under operating leases	1,043,533	1,064,982
Right-of-use assets under financing leases, net	188,558	192,378
Goodwill	197,742	197,648
Intangible assets, net	176,155	185,993
Equity investment	3,035	2,998
Deferred tax asset	40,094	41,047
Other non-current assets	31,749	24,637
Total assets	$2,949,768	$2,942,275
Liabilities
Current liabilities:
Long-term debt, current portion	$39,391	$40,384
Accounts payable	221,048	172,918
Other current liabilities	134,227	137,488
Operating leases, current portion	54,004	51,261
Financing leases, current portion	6,037	6,383
Total current liabilities	454,707	408,434
Non-current liabilities:
Long-term debt, net	675,102	676,625
Asset retirement obligation	58,614	58,021
Operating leases	1,056,351	1,076,905
Financing leases	228,800	229,215
Deferred tax liability	4,264	2,546
Other non-current liabilities	126,147	136,853
Total liabilities	2,603,985	2,588,599
Commitments and contingencies - see Note 10
Series A redeemable preferred stock (no par value) - authorized: 1,000 shares; issued and outstanding: 1,000 and 1,000 shares, respectively; redemption value: $100,000 and $100,000, in the aggregate respectively	100,000	100,000
Shareholders' equity:
Common stock (par value $0.0001) - Authorized: 400,000 shares; Issued: 124,727 and 124,428 shares, respectively; Outstanding: 120,075 and 124,428 shares, respectively	12	12
Treasury stock, at cost - 4,652 and 0 shares, respectively	(40,038)	—
Additional paid-in capital	223,557	217,675
Accumulated other comprehensive income	9,119	9,119
Retained earnings	52,898	26,646
Total shareholders' equity	245,548	253,452
Non-controlling interest	235	224
Total equity	245,783	253,676
Total liabilities, redeemable preferred stock and equity	$2,949,768	$2,942,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Fuel revenue	$2,085,854	$1,460,763	$3,669,380	$2,563,710
Merchandise revenue	431,751	426,365	798,736	785,646
Other revenues, net	22,658	22,686	44,958	44,814
Total revenues	2,540,263	1,909,814	4,513,074	3,394,170
Operating expenses:
Fuel costs	1,955,019	1,347,109	3,425,668	2,359,907
Merchandise costs	300,387	303,952	559,180	564,706
Store operating expenses	178,077	154,668	344,615	299,606
General and administrative expenses	32,956	31,861	64,741	58,574
Depreciation and amortization	24,353	25,273	48,989	49,515
Total operating expenses	2,490,792	1,862,863	4,443,193	3,332,308
Other expenses, net	1,197	1,195	2,318	2,867
Operating income	48,274	45,756	67,563	58,995
Interest and other financial income	8,997	2,601	6,710	1,695
Interest and other financial expenses	(16,336)	(14,598)	(30,024)	(42,309)
Income before income taxes	40,935	33,759	44,249	18,381
Income tax expense	(9,157)	(8,212)	(10,162)	(7,490)
Income from equity investment	28	26	37	20
Net income	$31,806	$25,573	$34,124	$10,911
Less: Net income attributable to non-controlling interests	52	54	131	128
Net income attributable to ARKO Corp.	$31,754	$25,519	$33,993	$10,783
Series A redeemable preferred stock dividends	(1,434)	(1,434)	(2,852)	(2,836)
Net income attributable to common shareholders	$30,320	$24,085	$31,141	$7,947
Net income per share attributable to common shareholders - basic	$0.25	$0.19	$0.25	$0.06
Net income per share attributable to common shareholders - diluted	$0.24	$0.19	$0.25	$0.06
Weighted average shares outstanding:
Basic	121,529	124,428	122,909	124,395
Diluted	130,558	133,032	123,245	124,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Changes in Equity

(Unaudited, in thousands)

	Common Stock		Treasury	Additional	Accumulated Other	Retained Earnings	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	(Accumulated Deficit)	Shareholders' Equity	Controlling Interests	Total Equity
Balance at April 1, 2021	124,428	$12	$—	$214,727	$9,119	$(44,389)	$179,469	$(147)	$179,322
Share-based compensation	—	—	—	1,488	—	—	1,488	—	1,488
Distributions to non-controlling interests	—	—	—	—	—	—	—	(60)	(60)
Dividends on redeemable preferred stock	—	—	—	(1,434)	—	—	(1,434)	—	(1,434)
Net income	—	—	—	—	—	25,519	25,519	54	25,573
Balance at June 30, 2021	124,428	$12	$—	$214,781	$9,119	$(18,870)	$205,042	$(153)	$204,889

Balance at April 1, 2022	123,190	$12	$(13,084)	$220,449	$9,119	$24,993	$241,489	$243	$241,732
Share-based compensation	—	—	—	3,108	—	—	3,108	—	3,108
Distributions to non-controlling interests	—	—	—	—	—	—	—	(60)	(60)
Dividends on redeemable preferred stock	—	—	—	—	—	(1,434)	(1,434)	—	(1,434)
Dividends declared (2 cents per share)	—	—	—	—	—	(2,415)	(2,415)	—	(2,415)
Common stock repurchased	(3,115)	—	(26,954)	—	—	—	(26,954)	—	(26,954)
Net income	—	—	—	—	—	31,754	31,754	52	31,806
Balance at June 30, 2022	120,075	$12	$(40,038)	$223,557	$9,119	$52,898	$245,548	$235	$245,783

ARKO Corp.

Condensed Consolidated Statements of Changes in Equity (cont’d)

(Unaudited, in thousands)

	Common Stock		Treasury	Additional	Accumulated Other	Retained Earnings	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	(Accumulated Deficit)	Shareholders' Equity	Controlling Interests	Total Equity
Balance at January 1, 2021	124,132	$12	$—	$212,103	$9,119	$(29,653)	$191,581	$(161)	$191,420
Share-based compensation	—	—	—	2,514	—	—	2,514	—	2,514
Distributions to non-controlling interests	—	—	—	—	—	—	—	(120)	(120)
Dividends on redeemable preferred stock	—	—	—	(2,836)	—	—	(2,836)	—	(2,836)
Issuance of shares	296	—	—	3,000	—	—	3,000	—	3,000
Net income	—	—	—	—	—	10,783	10,783	128	10,911
Balance at June 30, 2021	124,428	$12	$—	$214,781	$9,119	$(18,870)	$205,042	$(153)	$204,889

Balance at January 1, 2022	124,428	$12	$—	$217,675	$9,119	$26,646	$253,452	$224	$253,676
Share-based compensation	—	—	—	5,882	—	—	5,882	—	5,882
Distributions to non-controlling interests	—	—	—	—	—	—	—	(120)	(120)
Dividends on redeemable preferred stock	—	—	—	—	—	(2,852)	(2,852)	—	(2,852)
Dividends declared (2 cents per share)	—	—	—	—	—	(4,889)	(4,889)	—	(4,889)
Common stock repurchased	(4,652)	—	(40,038)	—	—	—	(40,038)	—	(40,038)
Vesting of restricted share units	286	—	—	—	—	—	—	—	—
Issuance of shares	13	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	33,993	33,993	131	34,124
Balance at June 30, 2022	120,075	$12	$(40,038)	$223,557	$9,119	$52,898	$245,548	$235	$245,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$34,124	$10,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,989	49,515
Deferred income taxes	2,671	2,109
Loss on disposal of assets and impairment charges	1,971	975
Foreign currency loss (gain)	228	(1,143)
Amortization of deferred financing costs, debt discount and premium	1,262	621
Amortization of deferred income	(5,292)	(4,411)
Accretion of asset retirement obligation	829	834
Non-cash rent	3,737	3,349
Charges to allowance for credit losses	351	322
Income from equity investment	(37)	(20)
Share-based compensation	5,882	2,514
Fair value adjustment of financial assets and liabilities	(6,590)	9,833
Other operating activities, net	707	532
Changes in assets and liabilities:
Increase in trade receivables	(31,491)	(21,102)
Increase in inventory	(35,947)	(11,732)
Decrease (increase) in other assets	7,607	(4,762)
Increase in accounts payable	46,407	26,960
Decrease in other current liabilities	(11,324)	(6,933)
Decrease in asset retirement obligation	(34)	(113)
Increase in non-current liabilities	8,112	758
Net cash provided by operating activities	$72,162	$59,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from investing activities:
Purchase of property and equipment	$(45,168)	$(32,638)
Purchase of intangible assets	(125)	(175)
Proceeds from sale of property and equipment	7,261	36,059
Prepayment for Quarles Acquisition	(5,000)	—
Business acquisitions, net of cash	(6,853)	(93,527)
Decrease in investments, net	27,109	—
Repayment of loans to equity investment	174	—
Net cash used in investing activities	(22,602)	(90,281)
Cash flows from financing activities:
Receipt of long-term debt, net	—	35,056
Repayment of debt	(6,093)	(102,074)
Principal payments on financing leases	(3,304)	(4,013)
Proceeds from failed sale-leaseback	—	43,569
Payment of Additional Consideration	(2,085)	—
Payment of merger transaction issuance costs	—	(4,764)
Common stock repurchased	(40,038)	—
Dividends paid on common stock	(4,889)	—
Dividends paid on redeemable preferred stock	(2,852)	(2,993)
Distributions to non-controlling interests	(120)	(120)
Net cash used in financing activities	(59,381)	(35,339)
Net decrease in cash and cash equivalents and restricted cash	(9,821)	(66,603)
Effect of exchange rate on cash and cash equivalents and restricted cash	(121)	(1,438)
Cash and cash equivalents and restricted cash, beginning of period	272,543	312,977
Cash and cash equivalents and restricted cash, end of period	$262,601	$244,936
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of period	$252,141	293,666
Restricted cash, beginning of period	20,402	16,529
Restricted cash with respect to bonds, beginning of period	—	2,782
Cash and cash equivalents and restricted cash, beginning of period	$272,543	$312,977
Cash and cash equivalents, end of period	$248,518	$229,399
Restricted cash, end of period	14,083	15,537
Cash and cash equivalents and restricted cash, end of period	$262,601	$244,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2022	2021
Supplementary cash flow information:
Cash received for interest	$107	$99
Cash paid for interest	27,740	30,148
Cash received for taxes	78	176
Cash paid for taxes	4,797	7,797
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	$2,279	$4,900
Purchases of equipment in accounts payable and accrued expenses	10,857	4,239
Purchase of property and equipment under leases	10,363	14,564
Disposals of leases of property and equipment	404	3,207
Issuance of shares	—	3,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

ARKO Corp. (the “Company”) is a Delaware corporation whose common stock, par value $0.0001 per share (“common stock”) and publicly-traded warrants are listed on the Nasdaq Stock Market (“Nasdaq”).

The Company’s operations are primarily performed by its subsidiary, GPM Investments, LLC (“GPM”), a Delaware limited liability company. GPM is engaged directly and through fully owned and controlled subsidiaries (directly or indirectly) in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations, and in wholesale activity, which includes the supply of fuel to gas stations operated by third parties. As of June 30, 2022, GPM’s activity included the self-operation of 1,388 sites and the supply of fuel to 1,620 gas stations operated by independent dealers throughout 33 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

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

Interim Financial Statements

The accompanying condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 (“interim financial statements”) are unaudited and have been prepared in accordance with GAAP for interim financial information and Regulation S-X set forth by the Securities and Exchange Commission for interim reporting. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying interim financial statements. However, they do not include all of the information and disclosures required by GAAP for complete financial statements. Therefore, the interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “annual financial statements”).

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

Fuel revenue and fuel cost of revenue included fuel taxes of $243.7 million, $262.7 million, $475.5 million and $485.2 million for the three and six months ended June 30, 2022 and 2021, respectively.

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

3. Debt

The components of debt were as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Senior Notes	$443,268	$442,889
PNC term loan	32,401	32,385
M&T debt	40,969	43,392
Capital One line of credit	195,831	195,232
Insurance premium notes	2,024	3,111
Total debt, net	$714,493	$717,009
Less current portion	(39,391)	(40,384)
Total long-term debt, net	$675,102	$676,625

4. Leases

As of June 30, 2022, the Company leased 1,129 of the convenience stores that it operates, 161 independent dealer locations and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years each. Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges and fuel dispensers.

The components of lease cost recorded on the condensed consolidated statements of operations were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$3,037	$3,410	$6,084	$6,727
Interest on lease liabilities	4,260	4,374	8,631	8,820
Operating lease costs included in store operating expenses	34,358	32,491	68,653	64,825
Operating lease costs included in general and administrative expenses	351	458	738	854
Lease cost related to variable lease payments, short-term leases and leases of low value assets	569	458	1,213	833
Right-of-use asset impairment charges	—	412	—	523
Total lease costs	$42,575	$41,603	$85,319	$82,582

5. Equity

The Company’s board of directors (the “Board”) declared a quarterly dividend of $0.02 per share of common stock, which was paid on March 29, 2022 to stockholders of record as of March 15, 2022, totaling approximately $2.5 million, and declared a quarterly dividend of $0.02 per share of common stock, which was paid on June 15, 2022 to stockholders of record as of May 31, 2022, totaling approximately $2.4 million. The amount and timing of dividends payable on the common stock are within the sole discretion of the Board, which will evaluate dividend payments within the context of the Company’s overall capital allocation strategy on an ongoing basis, giving consideration to its current and forecast earnings, financial condition, cash requirements and other factors. As a result of the dividend paid on the common stock, the conversion price of the Company’s Series A convertible preferred stock has been adjusted from $12.00 to $11.96 per share, as were the threshold share prices in the Deferred Shares agreement (as defined in Note 8). The Board declared a quarterly dividend of $0.02 per share of common stock, to be paid on September 12, 2022 to stockholders of record as of August 29, 2022.

In February 2022, the Board authorized a share repurchase program for up to an aggregate of $50 million of outstanding shares of common stock. The share repurchase program does not have a stated expiration date. In the three and six months ended June 30, 2022, the Company repurchased approximately 3.1 million and 4.5 million shares of common stock under the repurchase program for approximately $27.0 million and $39.0 million, or an average share price of $8.65 and $8.60, respectively.

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

Additionally, a non-employee director may receive RSUs in lieu of up to 100% of his or her cash fees, which RSUs will be settled in common stock upon the director’s departure from the Board or an earlier change in control of the Company. In the six months ended June 30, 2022, 87,990 RSUs were issued to non-employee directors with a weighted average grant date fair value of $8.81 per share, or $0.8 million. These awards are included in the table below under restricted stock units. As of June 30, 2022, 177,560 RSUs issued to non-employee directors were outstanding.

The following table summarizes share activity related to stock options and restricted stock units:

	Stock Options	Restricted Stock Units
	(in thousands)
Options Outstanding/Nonvested RSUs, December 31, 2021	126	1,606
Granted	771	1,902
Options Exercised/RSUs released	—	(374)
Forfeited	—	(19)
Options Outstanding/Nonvested RSUs, June 30, 2022	897	3,115

The following table summarizes the stock options granted in 2022:

Weighted average fair value	$2.70
Weighted average exercise price	$9.11
Remaining average contractual term (years)	9.7

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes option pricing model. The following table summarizes the assumptions utilized in the valuation of the stock option awards granted in the six months ended June 30, 2022:

Expected dividend rate	0.9%
Expected stock price volatility	28.3%
Risk-free interest rate	1.7%
Expected term of options (years)	10.0

The expected stock price volatility is based on the historical volatility of the Company’s peer group’s stock price. The volatilities are estimated for a period of time equal to the expected term of the related option. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is determined by considering the contractual terms, vesting schedule and expectations of future employee behavior. All of the stock option awards were out of the money as of June 30, 2022.

In the six months ended June 30, 2022, the Company granted 693,590 time-vested RSUs with a weighted average grant date fair value of $8.47 per share, or $5.9 million, and vesting over a weighted average period of 2.9 years.

In the six months ended June 30, 2022, the Company granted a target of 1,120,354 performance-based RSUs with a weighted average grant date fair value of $8.35 per share, or $9.3 million. The 2022 performance-based RSUs were awarded to certain members of senior management in connection with the achievement of specific key financial metrics primarily measured over a three-year period and cliff vest at the end of such period. The number of 2022 performance-based RSUs that will ultimately vest is contingent upon the achievement of these key financial metrics by the end of the performance period. The Company assesses the probability of achieving these metrics on a quarterly basis except for performance-based RSUs with market conditions. For these awards, the Company recognizes the fair value expense ratably over the performance and vesting period. These awards are included in the table above in RSUs Granted.

During the six months ended June 30, 2022, the Company granted 13,332 shares of common stock to certain members of senior management, with a weighted average grant date fair value of $7.58 per share, or $0.1 million, with no vesting period.

Total compensation cost recorded for employees, non-employees and members of the Board for the three and six months ended June 30, 2022 and 2021 was $3.1 million, $1.5 million, $5.9 million and $2.5 million, respectively, and included in general and administrative expenses on the condensed consolidated statements of operations. As of June 30, 2022 and December 31, 2021, total unrecognized compensation cost related to unvested shares, stock options and RSUs granted was approximately $23.7 million and $11.6 million, respectively.

7. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income available to common stockholders	$30,320	$24,085	$31,141	$7,947
Dividends on redeemable preferred stock	1,434	1,434	—	—
Net income available to common stockholders after assumed conversions	$31,754	$25,519	$31,141	$7,947

Weighted average common shares outstanding — Basic	121,529	124,428	122,909	124,395
Effect of dilutive securities:
Restricted share units	668	252	336	138
Ares warrants	—	19	—	10
Redeemable preferred stock	8,361	8,333	—	—
Weighted average common shares outstanding — Diluted	130,558	133,032	123,245	124,543
Net income per share available to common stockholders — Basic	$0.25	$0.19	$0.25	$0.06
Net income per share available to common stockholders — Diluted	$0.24	$0.19	$0.25	$0.06

The following potential shares of common stock have been excluded from the computation of diluted net income per share because their effect would have been antidilutive:

	As of June 30,
	2022	2021
	(in thousands)
Stock options	897	126
Ares warrants	1,100	—
Public and Private warrants	17,333	17,333
Ares Put Option	*	*

* Refer to the description of this instrument in Note 8.

The effect of the potential shares of common stock issuable upon conversion of the redeemable preferred stock was antidilutive for the six months ended June 30, 2022 and 2021, and such shares were excluded from the computation of diluted net income per share.

8. Fair Value Measurements and Financial Instruments

The fair value of cash and cash equivalents, restricted cash and investments, trade receivables, accounts payable and other current liabilities approximated their carrying values as of June 30, 2022 and December 31, 2021 primarily due to the short-term maturity of these instruments. On October, 21, 2021, the Company completed a private offering of $450 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”). Based on market trades of the Senior Notes close to June 30, 2022 and December 31, 2021 (Level 1 fair value measurement), the fair value of the Senior Notes was estimated at approximately $345 million and $436 million, respectively, compared to a gross carrying value of $450 million at June 30, 2022 and December 31, 2021. The fair value of the other long-term debt approximated their carrying values as of June 30, 2022 and December 31, 2021 due to the frequency with which interest rates are reset based on changes in prevailing interest rates.

The contingent consideration from the acquisition of the Empire business is measured at fair value at the end of each reporting period and amounted to $5.3 million and $6.2 million as of June 30, 2022 and December 31, 2021, respectively. The fair value methodology for the contingent consideration liability is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. Approximately $0.5 million, $(0.2) million, $0.4 million and $(0.4) million were recorded as a component of interest and other financial income (expenses) in the condensed consolidated statements of operations for the change in the fair value of the contingent consideration for the three and six months ended June 30, 2022 and 2021, respectively, and approximately $0.5 million of income was recorded as a component of other expenses, net in the condensed consolidated statements of operations for both the three and six months ended June 30, 2022.

The public warrants to purchase the Company’s common stock (the “Public Warrants”), of which approximately 14.7 million were outstanding as of June 30, 2022, are measured at fair value at the end of each reporting period and amounted to $20.9 million and

$23.6 million as of June 30, 2022 and December 31, 2021, respectively. The fair value methodology for the Public Warrants is categorized as Level 1. Approximately $7.1 million, $0.8 million, $5.2 million and $(8.4) million were recorded as a component of interest and other financial income (expenses) in the condensed consolidated statements of operations for the change in the fair value of the Public Warrants for the three and six months ended June 30, 2022 and 2021, respectively.

The private warrants to purchase the Company’s common stock (the “Private Warrants”), of which approximately 2.6 million were outstanding as of June 30, 2022, are measured at fair value at the end of each reporting period and amounted to $3.9 million and $7.2 million as of June 30, 2022 and December 31, 2021, respectively. The fair value methodology for the Private Warrants is categorized as Level 2 because certain inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Private Warrants have been recorded at fair value based on a Black-Scholes option pricing model with the following material assumptions based on observable and unobservable inputs:

June 30, 2022
Expected term (in years)	3.5
Expected dividend rate	1.0%
Volatility	38.2%
Risk-free interest rate	3.0%
Strike price	$11.50

For the change in the fair value of the Private Warrants, approximately $1.2 million, $1.4 million, $0.9 million and $(1.4) million were recorded as a component of interest and other financial income (expenses) in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, respectively.

The Haymaker Founders (as defined in Note 17 to the annual financial statements) will be entitled to up to 200 thousand shares of common stock to be issued subject to the number of incremental shares of common stock issued to the holders of the Series A redeemable preferred stock not being higher than certain thresholds (the “Deferred Shares”). The Deferred Shares are measured at fair value at the end of each reporting period and amounted to $1.4 million and $1.6 million as of June 30, 2022 and December 31, 2021, respectively. The fair value methodology for the Deferred Shares is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

June 30, 2022
Expected term (in years)	4.9
Volatility	40.2%
Risk-free interest rate	3.0%
Stock price	$8.16

Approximately $0.2 million, $0.2 million, $0.2 million and $0 were recorded as a component of interest and other financial income in the condensed consolidated statements of operations for the change in the fair value of the Deferred Shares for the three and six months ended June 30, 2022 and 2021, respectively.

The Company entered into an agreement with Ares Capital Corporation (“Ares”) and certain of its affiliates (the “Ares Put Option”), which generally guarantees Ares a value of approximately $27.3 million (including all dividend payments received by Ares) at the end of February 2023 for the shares of common stock that the Company issued in consideration for its acquisition in December 2020 of equity in GPM. The Ares Put Option is measured at fair value at the end of each reporting period and amounted to $9.4 million and $8.9 million as of June 30, 2022 and December 31, 2021, respectively. The fair value methodology for the Ares Put Option is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Ares Put Option has been recorded at its fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

June 30, 2022
Expected term (in years)	0.7
Volatility	33.5%
Risk-free interest rate	2.6%
Strike price	$12.895

Approximately $(1.6) million, $(0.9) million, $(0.5) million and $0.3 million were recorded as a component of interest and other financial income (expenses) in the condensed consolidated statements of operations for the change in the fair value of the Ares Put Option for the three and six months ended June 30, 2022 and 2021, respectively.

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

The majority of general and administrative expenses, depreciation and amortization, net other expenses, net interest and other financial expenses, income taxes and minor other income items including intercompany operating leases are not allocated to the segments.

With the exception of goodwill, assets and liabilities relevant to the reportable segments are not assigned to any particular segment, but rather, managed at the consolidated level. All reportable segment revenues were generated from sites within the United States and substantially all of the Company’s assets were within the United States.

Inter-segment transactions primarily included the distribution of fuel by GPMP to GPM and its subsidiaries that sell fuel (both in the retail and wholesale segments). The effect of these inter-segment transactions was eliminated in the condensed consolidated financial statements.

	Retail	Wholesale	GPMP	All Other	Total
For the Three Months Ended June 30, 2022	(in thousands)
Revenues
Fuel revenue	$1,117,849	$966,434	$1,571	$—	$2,085,854
Merchandise revenue	431,751	—	—	—	431,751
Other revenues, net	16,667	5,733	258	—	22,658
Total revenues from external customers	1,566,267	972,167	1,829	—	2,540,263
Inter-segment	—	—	1,738,243	302	1,738,545
Total revenues from reportable segments	1,566,267	972,167	1,740,072	302	4,278,808
Operating income	71,847	9,786	21,799	302	103,734
Interest and financial expenses, net			(1,819)	—	(1,819)
Income from equity investment				28	28
Net income from reportable segments					$101,943

For the Three Months Ended June 30, 2021
Revenues
Fuel revenue	$768,716	$690,521	$1,526	$—	$1,460,763
Merchandise revenue	426,365	—	—	—	426,365
Other revenues, net	17,252	5,212	264	—	22,728
Total revenues from external customers	1,212,333	695,733	1,790	—	1,909,856
Inter-segment	—	—	1,092,926	317	1,093,243
Total revenues from reportable segments	1,212,333	695,733	1,094,716	317	3,003,099
Operating income	71,215	5,992	23,610	317	101,134
Interest and financial expenses, net			(3,859)	—	(3,859)
Income tax expense				(55)	(55)
Income from equity investment				26	26
Net income from reportable segments					$97,246

	Retail	Wholesale	GPMP	All Other	Total
For the Six Months Ended June 30, 2022	(in thousands)
Revenues
Fuel revenue	$1,972,516	$1,694,131	$2,733	$—	$3,669,380
Merchandise revenue	798,736	—	—	—	798,736
Other revenues, net	32,991	11,455	512	—	44,958
Total revenues from external customers	2,804,243	1,705,586	3,245	—	4,513,074
Inter-segment	—	—	3,013,964	604	3,014,568
Total revenues from reportable segments	2,804,243	1,705,586	3,017,209	604	7,527,642
Operating income	117,526	17,199	42,406	604	177,735
Interest and financial expenses, net			(4,264)	—	(4,264)
Income tax benefit				177	177
Income from equity investment				37	37
Net income from reportable segments					$173,685

For the Six Months Ended June 30, 2021
Revenues
Fuel revenue	$1,345,020	$1,216,009	$2,681	$—	$2,563,710
Merchandise revenue	785,646	—	—	—	785,646
Other revenues, net	34,229	10,151	519	—	44,899
Total revenues from external customers	2,164,895	1,226,160	3,200	—	3,394,255
Inter-segment	—	—	1,912,393	634	1,913,027
Total revenues from reportable segments	2,164,895	1,226,160	1,915,593	634	5,307,282
Operating income	111,562	8,300	43,733	634	164,229
Interest and financial expenses, net			(7,700)	—	(7,700)
Income tax expense				(111)	(111)
Income from equity investment				20	20
Net income from reportable segments					$156,438

A reconciliation of total revenues from reportable segments to total revenues on the condensed consolidated statements of operations was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Total revenues from reportable segments	$4,278,808	$3,003,099	$7,527,642	$5,307,282
Other revenues, net	—	(42)	—	(85)
Elimination of inter-segment revenues	(1,738,545)	(1,093,243)	(3,014,568)	(1,913,027)
Total revenues	$2,540,263	$1,909,814	$4,513,074	$3,394,170

A reconciliation of net income from reportable segments to net income on the condensed consolidated statements of operations was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income from reportable segments	$101,943	$97,246	$173,685	$156,438
Amounts not allocated to segments:
Other revenues, net	—	(42)	—	(85)
Store operating expenses	747	675	1,331	1,252
General and administrative expenses	(32,197)	(31,068)	(63,276)	(57,070)
Depreciation and amortization	(22,511)	(23,431)	(45,305)	(45,830)
Other expenses, net	(1,197)	(1,195)	(2,318)	(2,867)
Interest and other financial expenses, net	(5,822)	(8,455)	(19,654)	(33,548)
Income tax expense	(9,157)	(8,157)	(10,339)	(7,379)
Net income	$31,806	$25,573	$34,124	$10,911

10. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is subject to certain federal and state environmental laws and regulations associated with sites at which it stores and sells fuel and other fuel products, as well as at owned and leased locations leased or subleased to independent dealers. As of June 30, 2022 and December 31, 2021, environmental obligations totaled $12.6 million and $12.9 million, respectively. These amounts were recorded as other current and non-current liabilities in the condensed consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or changes in federal and/or state environmental regulations.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle it to be reimbursed for environmental loss mitigation. Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $5.1 million as of both June 30, 2022 and December 31, 2021, and were recorded as other current and non-current assets in the condensed consolidated balance sheets.

Purchase Commitments

In the ordinary course of business, the Company has entered into various purchase agreements related to its fuel supply, which include varying volume commitments. In light of the reduction in the number of gallons sold in the current environment, certain of the Company’s principal fuel suppliers have waived the requirements under their agreements with the Company to purchase minimum quantities of gallons, including such requirements under the incentive agreements from such suppliers. As of June 30, 2022, the reduction in gallons sold did not affect the Company’s compliance with its commitments under the agreements with its principal suppliers.

Asset Retirement Obligations

As part of the fuel operations at its operated convenience stores, at most of the other owned and leased locations leased to independent dealers, and certain other independent dealer locations, there are underground storage tanks for which the Company is responsible. The future cost to remove an underground storage tank is recognized over the estimated remaining useful life of the underground storage tank or the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. The estimated liability is based upon historical experience in removing underground storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The Company has recorded an asset retirement obligation of $59.0 million and $58.4 million at June 30, 2022 and December 31, 2021, respectively. The current portion of the asset retirement obligation is included in other current liabilities in the condensed consolidated balance sheets.

Program Agreement

In April 2022, GPM, together with an affiliate of Oak Street Real Estate Capital Net Lease Property Fund, LP (“Oak Street”), entered into an amendment to the standby real estate purchase, designation and lease program agreement (the “Program Agreement”), which extended the term of the Program Agreement from one to two years and provides for up to $1.15 billion of capacity for the acquisition of convenience store and gas station real property by Oak Street, subject to the conditions contained in the Program Agreement, during the second year of the term, in addition to the approximately $130 million of funding utilized in July 2022 as described in Note 12, which is inclusive of purchase agreements that the Company or an affiliate thereof may from time to time enter into to acquire convenience stores and gas station real property from third parties. The term of the Program Agreement, as amended, extends through May 2, 2023.

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

12. Subsequent Events

Quarles Acquisition

On July 22, 2022, the Company consummated its acquisition (the “Quarles Acquisition”) from Quarles Petroleum, Incorporated (“Quarles”) of certain assets, including:

•
121 proprietary Quarles-branded cardlock sites and management of 63 third party cardlock sites for fleet fueling operations;
•
46 independent dealer locations, including certain lessee-dealer sites; and
•
a small transportation fleet.

The total consideration for the Quarles Acquisition as set forth in the purchase agreement was approximately $170 million plus the value of inventory on the closing date. The Company financed approximately $40 million of the purchase price with the Capital One line of credit and Oak Street, under the Program Agreement, paid the remaining approximately $130 million of consideration for fee simple ownership in 39 sites. At the closing, pursuant to the Program Agreement, the Company amended one of its master leases with Oak Street to add the sites Oak Street acquired in the transaction under customary lease terms.

The Quarles Acquisition added fleet fueling to the Company’s business, which includes operation of propriety cardlock locations, management of third-party fueling sites, and marketing of fuel cards with access to a nationwide network of fueling sites. The foregoing will be included as the Company’s fourth reportable segment.

Internal Entity Realignment and Streamlining

In the third quarter of 2022, the Company, in order to streamline business operations and provide long term synergies and other cost savings, approved an internal restructuring of certain direct and indirect subsidiaries. The internal restructuring involves a series of steps, the majority of which are expected to be completed by the end of the third quarter of 2022. As part of the internal restructuring plan, the tax status of certain subsidiaries will change from nontaxable to taxable. Accordingly, the recognition and derecognition of certain deferred taxes will be reflected in the continuing operations at the date the change in tax status occurs. The Company expects to record a one-time non-cash tax expense in the amount of approximately $8.5 million in connection with the internal restructuring. The recording of this deferred tax expense will align the Company’s deferred tax assets and liabilities to reflect the temporary differences between the financial statement and tax basis of the Company’s assets and liabilities at the time of the change in status.

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

Based in Richmond, VA, we are a leading independent convenience store operator and, as of June 30, 2022, we were the sixth largest convenience store chain in the United States (“U.S.”) ranked by store count, operating 1,388 retail convenience stores. As of June 30, 2022, we operated the stores under 19 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, ExpressStop, E-Z Mart®, fas mart®, fastmarket®, Handy Mart, Jiffi Stop®, Li’l Cricket, Next Door Store®, Roadrunner Markets, Rstore, Scotchman®, shore stop®, Town Star, Village Pantry® and Young’s. As of June 30, 2022, we also supplied fuel to 1,620 independent dealers. We are well diversified geographically and as of June 30, 2022, operated across 33 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States.

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

Our reportable segments as of June 30, 2022 are described below.

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

The Quarles Acquisition (as defined below), which closed on July 22, 2022, added fleet fueling to our business, which includes the operation of propriety cardlock locations, management of third-party fueling sites, and marketing of fuel cards with access to a nationwide network of fueling sites. Fleet fueling will be a fourth reportable segment from the date of closing of the Quarles Acquisition.

Trends Impacting Our Business

We have achieved strong store growth over the last several years, primarily by implementing a highly successful acquisition strategy. From 2013 through June 30, 2022, we completed 20 acquisitions. As a result, our store count has grown from 320 sites in 2011 to 3,008 sites as of June 30, 2022, of which 1,388 were operated as retail convenience stores, and 1,620 were locations at which we supplied fuel to independent dealers. These strategic acquisitions have had, and we expect will continue to have, a significant impact on our reported results and can make period to period comparisons of results difficult. In November 2021, we completed our acquisition of 36 Handy Mart retail convenience stores, and in May 2021, we completed our acquisition of 60 ExpressStop retail convenience stores (collectively, the “2021 Acquisitions”). With our achievement of significant size and scale, we have enhanced our focus on organic growth, including implementing company-wide marketing and merchandising initiatives, which we believe will result in significant value accretion to all the assets we have acquired. In the third quarter of 2022, we completed our acquisition of 121 proprietary Quarles-branded cardlock sites and management of 63 third party cardlock sites for fleet fueling operations, 46 independent dealer locations and a small transportation fleet (the “Quarles Acquisition”), which comprises a complementary business from which we believe we can grow and expand the Company’s fleet fueling platform. (See Note 12 to our condensed consolidated financial statements contained in this Quarterly report on Form 10-Q.)

The following table provides a history of our acquisitions, conversions and closings for the periods noted, for the retail and wholesale segments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Retail Segment	2022	2021	2022	2021
Number of sites at beginning of period	1,396	1,324	1,406	1,330
Acquired sites	—	61	—	61
Newly opened or reopened sites	—	1	—	1
Company-controlled sites converted to consignment locations or fuel supply locations, net	(1)	(3)	(7)	(3)
Closed, relocated or divested sites	(7)	(2)	(11)	(8)
Number of sites at end of period	1,388	1,381	1,388	1,381

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Wholesale Segment [1]	2022	2021	2022	2021
Number of sites at beginning of period	1,625	1,597	1,628	1,597
Newly opened or reopened sites [2]	21	20	40	34
Consignment or fuel supply locations converted from Company-controlled sites, net	1	3	7	3
Closed, relocated or divested sites	(27)	(10)	(55)	(24)
Number of sites at end of period	1,620	1,610	1,620	1,610

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

The cost of our main products, gasoline and diesel fuel, is greatly impacted by the wholesale cost of fuel in the United States. We attempt to pass wholesale fuel cost changes through to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected primarily by competitive conditions. As a result, we tend to experience lower fuel margins when the cost of fuel is increasing gradually over a longer period and higher fuel margins when the cost of fuel is declining or more volatile over a shorter period of time. For the six months ended June 30, 2022 and the year ended December 31, 2021, we experienced historically high fuel margins as a result of the volatile price of gasoline and diesel fuel.

Additionally, the United States economy began experiencing inflationary pressures that have increased into the second quarter of 2022, thus lowering consumer purchasing power. If this trend continues or increases, it could impact demand and seasonal travel patterns which could reduce future merchandise sales volumes.

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

Business Highlights

Increased merchandise contribution and fuel contribution at same stores combined with an increase in fuel contribution in our wholesale segment positively impacted our results of operations during the second quarter of 2022. In addition, the 2021 Acquisitions contributed to the improvement in our results of operations for the second quarter of 2022, as compared to the second quarter of 2021. Store operating expenses increased in the second quarter of 2022 as compared to the second quarter of 2021, primarily due to higher personnel costs and credit card fees. General and administrative expenses also increased in the second quarter of 2022 as compared to the second quarter of 2021, primarily as a result of wage increases and share-based compensation expense.

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

The COVID-19 pandemic has reduced the frequency of customer visits and the number of gallons sold at our sites, however, we have seen increases in fuel margin and merchandise basket which more than offset this reduction. Since the beginning of 2021, we have seen an increase in fuel volume as businesses have continued to reopen and customer traffic has increased, apart from the decrease in gallons as a result of record high retail fuel prices. Additionally, our corporate offices transitioned primarily to remote work, and we believe this has allowed us to maintain or increase productivity since March 2020 while expanding the hiring universe for corporate roles nationwide. While we have seen shortages in labor and supply chain disruptions that have increased our operating costs, we have addressed these shortages and disruptions through several hiring initiatives and leveraging our strong partnerships with our suppliers. There continues to be a high level of uncertainty relating to how the pandemic will evolve, and how governments and consumers will react. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, a resumption of high levels of infection and hospitalization, new variants of the virus, the resulting impact on our employees, customers, suppliers, and vendors, supply chain disruptions and the remedial actions and any stimulus measures adopted by federal, state, and local governments, and to what extent normal economic and operating conditions are impacted. Therefore, we cannot reasonably estimate the future impact at this time.

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

Results of Operations for the three and six months ended June 30, 2022 and 2021

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

Consolidated Results

The table below shows our consolidated results for the three and six months ended June 30, 2022 and 2021, together with certain key metrics.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:	(in thousands)
Fuel revenue	$2,085,854	$1,460,763	$3,669,380	$2,563,710
Merchandise revenue	431,751	426,365	798,736	785,646
Other revenues, net	22,658	22,686	44,958	44,814
Total revenues	2,540,263	1,909,814	4,513,074	3,394,170
Operating expenses:
Fuel costs	1,955,019	1,347,109	3,425,668	2,359,907
Merchandise costs	300,387	303,952	559,180	564,706
Store operating expenses	178,077	154,668	344,615	299,606
General and administrative	32,956	31,861	64,741	58,574
Depreciation and amortization	24,353	25,273	48,989	49,515
Total operating expenses	2,490,792	1,862,863	4,443,193	3,332,308
Other expenses, net	1,197	1,195	2,318	2,867
Operating income	48,274	45,756	67,563	58,995
Interest and other financial expenses, net	(7,339)	(11,997)	(23,314)	(40,614)
Income before income taxes	40,935	33,759	44,249	18,381
Income tax expense	(9,157)	(8,212)	(10,162)	(7,490)
Income from equity investment	28	26	37	20
Net income	$31,806	$25,573	$34,124	$10,911
Less: Net income attributable to non-controlling interests	52	54	131	128
Net income attributable to ARKO Corp.	$31,754	$25,519	$33,993	$10,783
Series A redeemable preferred stock dividends	(1,434)	(1,434)	(2,852)	(2,836)
Net income attributable to common shareholders	$30,320	$24,085	$31,141	$7,947
Fuel gallons sold	484,834	522,392	941,726	970,707
Fuel margin, cents per gallon[1]	27.0	21.8	25.9	21.0
Merchandise contribution[2]	131,364	122,413	$239,556	$220,940
Merchandise margin[3]	30.4%	28.7%	30.0%	28.1%
Adjusted EBITDA[4]	79,045	75,717	129,153	$118,020

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

2 Calculated as merchandise revenue less merchandise costs.

3 Calculated as merchandise contribution divided by merchandise revenue.

4 Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021

For the three months ended June 30, 2022, fuel revenue increased by $625.1 million, or 42.8%, compared to the second quarter of 2021. The increase in fuel revenue was attributable primarily to a significant increase in the average price of fuel compared to the second quarter of 2021, as well as incremental gallons sold related to the 2021 Acquisitions, which was partially offset by fewer gallons sold at same stores in the second quarter of 2022 compared to the second quarter of 2021.

For the three months ended June 30, 2022, merchandise revenue increased by $5.4 million, or 1.3%, compared to the second quarter of 2021 primarily due to the 2021 Acquisitions. Offsetting these increases was a decrease in same store merchandise sales and in merchandise revenue from underperforming retail stores that we closed or converted to dealer-operated sites.

For the three months ended June 30, 2022, other revenue was consistent with that in the second quarter of 2021, as additional revenue from the 2021 Acquisitions was fully offset by lower lottery commissions.

For the three months ended June 30, 2022, total operating expenses increased by $627.9 million, or 33.7%, compared to the second quarter of 2021. Fuel costs increased $607.9 million, or 45.1%, compared to the second quarter of 2021 due to fuel sold at higher average costs, partially offset by lower volumes. Merchandise costs decreased $3.6 million, or 1.2%, compared to the second quarter of 2021, primarily due to a corresponding decrease in same store merchandise sales, which was offset by increased costs related to the 2021 Acquisitions. For the three months ended June 30, 2022, store operating expenses increased $23.4 million, or 15.1%, compared to the second quarter of 2021 due to incremental expenses as a result of the 2021 Acquisitions and an increase in expenses at same stores.

For the three months ended June 30, 2022, general and administrative expenses increased $1.1 million, or 3.4%, compared to the second quarter of 2021, primarily due to annual wage increases, share-based compensation expense and higher transportation costs.

For the three months ended June 30, 2022, depreciation and amortization expenses decreased $0.9 million, or 3.6%, compared to the second quarter of 2021.

For the three months ended June 30, 2022, other expenses, net were consistent with those in the second quarter of 2021 primarily due to greater losses on disposal of assets and impairment charges in the second quarter of 2022, which were offset by a decrease in acquisition costs and income recorded for the fair value adjustment of contingent consideration.

Operating income was $48.3 million for the second quarter of 2022 compared to $45.8 million for the second quarter of 2021. The increase was primarily due to strong fuel and merchandise results along with incremental income from the 2021 Acquisitions, which was partially offset by an increase in store operating expenses and general and administrative expenses.

For the three months ended June 30, 2022, interest and other financial expenses, net decreased by $4.7 million compared to the second quarter of 2021, primarily related to an increase of $6.1 million in income recorded for fair value adjustments for the Public Warrants, Private Warrants and Deferred Shares (each as defined in Note 8 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q), which were partially offset by lower rate debt outstanding in 2021.

For the three months ended June 30, 2022 and 2021, income tax expense was $9.2 million and $8.2 million, respectively.

For the three months ended June 30, 2022 and 2021, net income attributable to the Company was $31.8 million and $25.5 million, respectively.

For the three months ended June 30, 2022, Adjusted EBITDA was $79.0 million compared to $75.7 million for the three months ended June 30, 2021. The 2021 Acquisitions contributed approximately $4.3 million of incremental Adjusted EBITDA for the second quarter of 2022. Increased merchandise contribution and fuel contribution at same stores also positively impacted Adjusted EBITDA for the second quarter of 2022, as compared to the second quarter of 2021, which was partially offset by higher personnel costs, higher credit card fees related to an increase in the retail price of fuel and an increase in general and administrative expenses primarily related to annual wage increases. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021

For the six months ended June 30, 2022, fuel revenue increased by $1.1 billion, or 43.1%, compared to the first half of 2021. The increase in fuel revenue was attributable primarily to a significant increase in the average price of fuel compared to the first half of 2021, as well as incremental gallons sold related to the 2021 Acquisitions, which was partially offset by fewer gallons sold at same stores in the first half of 2022 compared to the first half of 2021.

For the six months ended June 30, 2022, merchandise revenue increased by $13.1 million, or 1.7%, compared to the first half of 2021 primarily due to the 2021 Acquisitions. Offsetting these increases were decreases in same store merchandise sales and merchandise revenue from underperforming retail stores that we closed or converted to dealer-operated sites.

For the six months ended June 30, 2022, other revenue was consistent with that in the first half of 2021 as additional revenue from the 2021 Acquisitions was fully offset by lower lottery commissions.

For the six months ended June 30, 2022, total operating expenses increased by $1.1 billion, or 33.3%, compared to the first half of 2021. Fuel costs increased $1.1 billion, or 45.2%, compared to the first half of 2021 due to fuel sold at higher average cost, partially offset by lower volumes. Merchandise costs decreased $5.5 million, or 1.0%, compared to the first half of 2021, primarily due to a corresponding decrease in same store merchandise sales, which was partially offset by increased costs related to the 2021 Acquisitions. For the six months ended June 30, 2022, store operating expenses increased $45.0 million, or 15.0%, compared to the first half of 2021 due to incremental expenses as a result of the 2021 Acquisitions and an increase in expenses at same stores.

For the six months ended June 30, 2022, general and administrative expenses increased $6.2 million, or 10.5%, compared to the first half of 2021, primarily due to annual wage increases, share-based compensation expense and higher transportation costs.

For the six months ended June 30, 2022, depreciation and amortization expenses decreased $0.5 million, or 1.1%, compared to the first half of 2021.

For the six months ended June 30, 2022, other expenses, net decreased by $0.5 million compared to the first half of 2021, primarily due to lower acquisition costs and income recorded for the fair value adjustment of contingent consideration in the first half of 2022, which was partially offset by greater on losses on disposal of assets and impairment charges in the first half of 2022.

Operating income was $67.6 million for the first half of 2022 compared to $59.0 million for the first half of 2021. The increase was primarily due to strong fuel and merchandise results along with incremental income from the 2021 Acquisitions which was partially offset by an increase in store operating expenses and general and administrative expenses.

For the six months ended June 30, 2022, interest and other financial expenses, net decreased by $17.3 million compared to the first half of 2021, primarily related to a reduction of $16.0 million in expenses recorded for fair value adjustments for the Public Warrants, Private Warrants and Deferred Shares, which were partially offset by lower rate debt outstanding in 2021 and a net period-over-period decrease in foreign currency gains recorded of $1.4 million. In addition, $4.5 million of additional interest expense was recorded in the first quarter of 2021 for the early redemption of the Bonds (Series C).

For the six months ended June 30, 2022 and 2021, income tax expense was $10.2 million and $7.5 million, respectively.

For the six months ended June 30, 2022 and 2021, net income attributable to the Company was $34.0 million and $10.8 million, respectively.

For the six months ended June 30, 2022, Adjusted EBITDA was $129.2 million compared to $118.0 million for the six months ended June 30, 2021. The 2021 Acquisitions contributed approximately $8.3 million of incremental Adjusted EBITDA for the first half of 2022. Increased merchandise contribution and fuel contribution at same stores also positively impacted Adjusted EBITDA for the first half of 2022, as compared to the first half of 2021, which was partially offset by higher personnel costs, higher credit card fees related to an increase in the retail price of fuel and an increase in general and administrative expenses primarily related to annual wage increases. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Segment Results

Retail Segment

The table below shows the results of the retail segment for the three and six months ended June 30, 2022 and 2021, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:	(in thousands)
Fuel revenue	$1,117,849	$768,716	$1,972,516	$1,345,020
Merchandise revenue	431,751	426,365	798,736	785,646
Other revenues, net	16,667	17,252	32,991	34,229
Total revenues	1,566,267	1,212,333	2,804,243	2,164,895
Operating expenses:
Fuel costs	1,025,811	690,952	1,802,696	1,206,088
Merchandise costs	300,387	303,952	559,180	564,706
Store operating expenses	168,222	146,214	324,841	282,539
Total operating expenses	1,494,420	1,141,118	2,686,717	2,053,333
Operating income	$71,847	$71,215	$117,526	$111,562
Fuel gallons sold	253,243	264,967	492,801	491,079
Same store fuel gallons sold (decrease) increase (%)[1]	(10.6%)	11.9%	(7.1%)	(1.7%)
Fuel margin, cents per gallon[2]	41.3	34.3	39.4	33.3
Same store merchandise sales (decrease) increase (%)[1]	(2.7%)	2.4%	(3.1%)	4.0%
Same store merchandise sales excluding cigarettes increase (%)[1]	1.4%	4.3%	0.8%	6.5%
Merchandise contribution[3]	$131,364	$122,413	$239,556	$220,940
Merchandise margin[4]	30.4%	28.7%	30.0%	28.1%

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

Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021

Retail Revenues

For the three months ended June 30, 2022, fuel revenue increased by $349.1 million, or 45.4%, compared to the second quarter of 2021. The increase in fuel revenue was attributable to a $1.51 per gallon increase in the average retail price of fuel in the second quarter of 2022 as compared to the same period in 2021, which was offset by a decrease in gallons sold at same stores of approximately 10.6%, or 26.7 million gallons, primarily due to managing both volume and margin to optimize overall fuel margin dollars. Additionally, the 2021 Acquisitions contributed an incremental 18.4 million gallons sold, or $89.2 million in fuel revenue. Underperforming retail stores, which were closed or converted to independent dealers over the last 12 months in order to optimize profitability, negatively impacted gallons sold during the second quarter of 2022.

For the three months ended June 30, 2022, merchandise revenue increased by $5.4 million, or 1.3%, compared to the second quarter of 2021. The 2021 Acquisitions contributed approximately $22 million of incremental merchandise revenue. Same store merchandise sales decreased $11.4 million, or 2.7%, for the second quarter of 2022 compared to the second quarter of 2021. Same store merchandise sales decreased primarily due to lower revenue from cigarettes and reduced demand for essential products, which was partially offset by higher packaged beverages, center-store items, beer and wine, other tobacco products and franchise revenue as a result of marketing initiatives, including expanded category assortments, new franchise locations and investments in coolers and freezers. In addition, there was a decrease in merchandise revenue from underperforming retail stores that were closed or converted to independent dealers.

For the three months ended June 30, 2022, other revenues, net decreased by $0.6 million, or 3.4%, compared to the second quarter of 2021, primarily related to lower lottery commissions which were partially offset by additional revenue from the 2021 Acquisitions.

Retail Operating Income

For the three months ended June 30, 2022, fuel margin increased compared to the same period in 2021, primarily related to incremental fuel profit from the 2021 Acquisitions of approximately $6.1 million and an increase in same store fuel profit of $8.5 million (excluding intercompany charges by GPMP). Fuel margin per gallon at same stores for the second quarter of 2022 was 42.5 cents per gallon, as compared to 34.6 cents per gallon for the second quarter of 2021.

For the three months ended June 30, 2022, merchandise contribution increased $9.0 million, or 7.3%, compared to the same period in 2021, and merchandise margin increased to 30.4% as compared to 28.7% in the prior period. The increase was due to $6.9 million in incremental merchandise contribution from the 2021 Acquisitions and an increase in merchandise contribution at same stores of $3.5 million. Merchandise contribution at same stores increased in the second quarter of 2022 primarily due to higher contribution from packaged beverages, center-store items, beer and wine, and other tobacco products. Merchandise margin at same stores was 30.2% in the second quarter of 2022 compared to 28.6% in the second quarter of 2021.

For the three months ended June 30, 2022, store operating expenses increased $22.0 million, or 15.1%, compared to the three months ended June 30, 2021 due to approximately $10 million of incremental expenses related to the 2021 Acquisitions and an increase in expenses at same stores, including $8.4 million of higher personnel costs, or 15.8%, and $4.1 million higher credit card fees, or 22.5%, due to higher retail prices. The increase in store operating expenses was partially offset by underperforming retail stores that we closed or converted to independent dealers.

Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021

Retail Revenues

For the six months ended June 30, 2022, fuel revenue increased by $627.5 million, or 46.7%, compared to the first half of 2021. The increase in fuel revenue was attributable to a $1.26 per gallon increase in the average retail price of fuel in the first half of 2022 as compared to the same period in 2021, which was offset by a decrease in gallons sold at same stores of approximately 7.1%, or 33.5 million gallons, primarily due to managing both volume and margin to optimize overall fuel margin dollars. Additionally, the 2021 Acquisitions contributed an incremental 40.7 million gallons sold, or $168.4 million in fuel revenue. Underperforming retail stores, which were closed or converted to independent dealers over the last 12 months in order to optimize profitability, negatively impacted gallons sold during the first half of 2022.

For the six months ended June 30, 2022, merchandise revenue increased by $13.1 million, or 1.7%, compared to the first half of 2021. The 2021 Acquisitions contributed approximately $46 million of incremental merchandise revenue. Same store merchandise sales decreased $23.9 million, or 3.1%, for the first half of 2022 compared to the first half of 2021. Same store merchandise sales decreased primarily due to lower revenue from cigarettes and reduced demand for essential products, which was partially offset by higher packaged beverages, center-store items, frozen food, beer and wine and other tobacco products revenue as a result of marketing initiatives, including expanded category assortments and investments in coolers and freezers. In addition, there was a decrease in merchandise revenue from underperforming retail stores that were closed or converted to independent dealers.

For the six months ended June 30, 2022, other revenues, net decreased by $1.2 million, or 3.6%, compared to the first half of 2021, primarily related to lower lottery commissions which were partially offset by additional revenue from the 2021 Acquisitions.

Retail Operating Income

For the six months ended June 30, 2022, fuel margin increased compared to the same period in 2021, primarily related to incremental fuel profit from the 2021 Acquisitions of approximately $14.0 million and an increase in same store fuel profit of $18.2 million (excluding intercompany charges by GPMP). Fuel margin per gallon at same stores for the first half of 2022 was 40.2 cents per gallon, as compared to 33.5 cents per gallon for the first half of 2021.

For the six months ended June 30, 2022, merchandise contribution increased $18.6 million, or 8.4%, compared to the same period in 2021, and merchandise margin increased to 30.0% as compared to 28.1% in the prior period. The increase was due to $13.5 million in incremental merchandise contribution from the 2021 Acquisitions and an increase in merchandise contribution at same stores of $7.3 million. Merchandise contribution at same stores increased in the first half of 2022 primarily due to higher contribution from packaged beverages, center-store items, beer and wine and other tobacco products. Merchandise margin at same stores was 29.8% in the first half of 2022 compared to 28.0% in the first half of 2021.

For the six months ended June 30, 2022, store operating expenses increased $42.3 million, or 15.0%, compared to the six months ended June 30, 2021 due to approximately $22 million of incremental expenses related to the 2021 Acquisitions and an increase in expenses at same stores, including $14.7 million of higher personnel costs, or 14.0%, and $7.0 million of higher credit card fees, or 21.1%, due to higher retail prices. The increase in store operating expenses were partially offset by underperforming retail stores that we closed or converted to independent dealers.

Wholesale Segment

The table below shows the results of the wholesale segment for the three and six months ended June 30, 2022 and 2021, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:			(in thousands)
Fuel revenue	$966,434	$690,521	$1,694,131	$1,216,009
Other revenues, net	5,733	5,212	11,455	10,151
Total revenues	972,167	695,733	1,705,586	1,226,160
Operating expenses:
Fuel costs	951,779	680,612	1,667,282	1,199,541
Store operating expenses	10,602	9,129	21,105	18,319
Total operating expenses	962,381	689,741	1,688,387	1,217,860
Operating income	$9,786	$5,992	$17,199	$8,300
Fuel gallons sold – fuel supply locations	193,164	214,761	374,105	398,406
Fuel gallons sold – consignment agent locations	37,996	41,964	73,993	79,875
Fuel margin, cents per gallon[1] – fuel supply locations	7.2	5.6	7.1	5.4
Fuel margin, cents per gallon[1] – consignment agent locations	32.3	25.4	30.7	23.7

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed margin paid to GPMP for the cost of fuel.

Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021

Wholesale Revenues

For the three months ended June 30, 2022, fuel revenue increased by $275.9 million, or 40.0%, compared to the second quarter of 2021. Wholesale revenues benefited from a significant increase in the average price of fuel in the second quarter of 2022 as compared to the second quarter of 2021, which was partially offset by a 10.0% reduction in gallons sold. Of the total increase in fuel revenue, approximately $230.1 million of the increase was attributable to fuel supply locations.

Wholesale Operating Income

For the three months ended June 30, 2022, fuel contribution increased approximately $3.5 million (excluding intercompany charges by GPMP). At fuel supply locations, fuel contribution increased by $1.9 million (excluding intercompany charges by GPMP), and fuel margin increased over the second quarter of 2021 primarily due to greater prompt pay discounts related to higher fuel costs and greater fuel rebates. At consignment agent locations, fuel contribution increased $1.6 million (excluding intercompany charges by GPMP) and fuel margin also increased over the second quarter of 2021 primarily due to greater prompt pay discounts related to higher fuel costs, greater fuel rebates and improved rack-to-retail margins.

For the three months ended June 30, 2022, store operating expenses increased $1.5 million compared to the three months ended June 30, 2021.

Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021

Wholesale Revenues

For the six months ended June 30, 2022, fuel revenue increased by $478.1 million compared to the first half of 2021. Wholesale revenues benefited from a significant increase in the average price of fuel in the first half of 2022 as compared to the first half of 2021, which was partially offset by a 6.3% reduction in gallons sold. Of the total increase in fuel revenue, approximately $400.7 million of the increase was attributable to fuel supply locations.

Wholesale Operating Income

For the six months ended June 30, 2022, fuel contribution increased approximately $8.9 million (excluding intercompany charges by GPMP). At fuel supply locations, fuel contribution increased by $5.2 million (excluding intercompany charges by GPMP), and fuel margin increased over the first half of 2021 primarily due to greater prompt pay discounts related to higher fuel costs and greater fuel rebates. At consignment agent locations, fuel contribution increased $3.7 million (excluding intercompany charges by GPMP) and fuel margin also increased over the first half of 2021 primarily due to greater prompt pay discounts related to higher fuel costs, greater fuel rebates and improved rack-to-retail margins.

For the six months ended June 30, 2022, store operating expenses increased $2.8 million compared to the six months ended June 30, 2021.

GPMP Segment

The table below shows the results of the GPMP segment for the three and six months ended June 30, 2022 and 2021, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:	(in thousands)
Fuel revenue - inter-segment	$1,738,243	$1,092,926	$3,013,964	$1,912,393
Fuel revenue - external customers	1,571	1,526	2,733	2,681
Other revenues, net	258	264	512	519
Total revenues	1,740,072	1,094,716	3,017,209	1,915,593
Operating expenses:
Fuel costs	1,715,672	1,068,471	2,969,654	1,866,671
General and administrative expenses	759	793	1,465	1,504
Depreciation and amortization	1,842	1,842	3,684	3,685
Total operating expenses	1,718,273	1,071,106	2,974,803	1,871,860
Operating income	$21,799	$23,610	$42,406	$43,733
Fuel gallons sold - inter-segment	481,794	519,362	939,467	967,389
Fuel gallons sold - external customers	431	700	827	1,347
Fuel margin, cents per gallon[1]	5.0	5.0	5.0	5.0

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021

GPMP Revenues

For the three months ended June 30, 2022, fuel revenue increased by $645.3 million compared to the second quarter of 2021. The increase in fuel revenue was attributable to a significant increase in the average price of fuel, which was partially offset by a decrease in gallons sold as compared to the second quarter of 2021.

For both the three months ended June 30, 2022 and 2021, other revenues, net were $0.3 million, and primarily related to rental income from certain sites leased to independent dealers.

GPMP Operating Income

Fuel margin decreased by $1.8 million for the second quarter of 2022, as compared to the second quarter of 2021, primarily due to fewer gallons sold to the retail and wholesale segments at a fixed margin.

For the three months ended June 30, 2022, total general, administrative, depreciation and amortization expenses were similar with those in the comparable prior year period.

Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021

GPMP Revenues

For the six months ended June 30, 2022, fuel revenue increased by $1.1 billion compared to the first half of 2021. The increase in fuel revenue was attributable to a significant increase in the average price of fuel, which was partially offset by a decrease in gallons sold as compared to the first half of 2021.

For both the six months ended June 30, 2022 and 2021, other revenues, net were $0.5 million, and primarily related to rental income from certain sites leased to independent dealers.

GPMP Operating Income

Fuel margin decreased by $1.4 million for the first half of 2022, as compared to the first half of 2021, primarily due to fewer gallons sold to the retail and wholesale segments at a fixed margin.

For the six months ended June 30, 2022, total general, administrative, depreciation and amortization expenses were similar with those in the comparable prior period.

Use of Non-GAAP Measures

We disclose certain measures on a “same store basis,” which is a non-GAAP measure. Information disclosed on a “same store basis” excludes the results of any store that is not a “same store” for the applicable period. A store is considered a same store beginning in the first quarter in which the store had a full quarter of activity in the prior year. We believe that this information provides greater comparability regarding our ongoing operating performance. Neither this measure nor those described below should be considered an alternative to measurements presented in accordance with generally accepted accounting principles in the United States (“GAAP”) and are non-GAAP financial measures.

We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by excluding the gain or loss on disposal of assets, impairment charges, acquisition costs, other non-cash items, and other unusual or non-recurring charges. Each of EBITDA and Adjusted EBITDA is a non-GAAP financial measure.

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

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be considered as a substitute for net income or any other financial measure presented in accordance with GAAP. These measures have limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

Because non-GAAP financial measures are not standardized, same store measures, EBITDA and Adjusted EBITDA, as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of these non-GAAP financial measures with those used by other companies.

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$31,806	$25,573	$34,124	$10,911
Interest and other financing expenses, net	7,339	11,997	23,314	40,614
Income tax expense	9,157	8,212	10,162	7,490
Depreciation and amortization	24,353	25,273	48,989	49,515
EBITDA	72,655	71,055	116,589	108,530
Non-cash rent expense (a)	1,791	1,578	3,737	3,349
Acquisition costs (b)	823	1,988	1,504	2,599
Loss (gain) on disposal of assets and impairment charges (c)	1,207	(400)	1,971	975
Share-based compensation expense (d)	3,108	1,488	5,882	2,514
Income from equity investment (e)	(28)	(26)	(37)	(20)
Adjustment to contingent consideration (f)	(526)	—	(526)	—
Other (g)	15	34	33	73
Adjusted EBITDA	$79,045	$75,717	$129,153	$118,020

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
(f)
Eliminates fair value adjustments to the contingent consideration owed to the seller for the 2020 acquisition of Empire.
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

As of June 30, 2022, we were in a strong liquidity position of approximately $727 million, consisting of cash and short-term investments of approximately $282 million and approximately $445 million of availability under our lines of credit. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations, from our existing cash balances. As of June 30, 2022, we had no outstanding borrowings under our $140.0 million PNC Line of Credit (as defined below), $12.3 million of unused availability under the M&T equipment line of credit, described below, and $301.0 million of unused availability under our $500.0 million Capital One Line of Credit (as defined below), which we can seek to increase up to $700.0 million, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms. In July 2022, we financed the Quarles Acquisition utilizing approximately $40.0 million under the Capital One Line of Credit.

In the third quarter of 2022, we plan to fully repay GPMP’s term loan with PNC, which is secured by U.S. Treasuries equal to approximately 98% of the outstanding principal amount of such term loan, by utilizing proceeds from the sale of those securities and other cash on hand.

Our board of directors (the “Board”) declared a quarterly dividend of $0.02 per share of common stock, paid on March 29, 2022 to stockholders of record as of March 15, 2022, totaling approximately $2.5 million and declared a quarterly dividend of $0.02 per share of common stock, paid on June 15, 2022 to stockholders of record as of May 31, 2022, totaling approximately $2.4 million. Our Board also declared a quarterly dividend of $0.02 per share of common stock, to be paid on September 12, 2022 to stockholders of record as of August 29, 2022. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will evaluate dividend payments within the context of our overall capital allocation strategy on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends.

In February 2022, we also announced that our Board had authorized a share repurchase program for up to an aggregate of $50 million of our outstanding shares of common stock. During the six months ended June 30, 2022, we repurchased approximately 4.5 million shares of common stock under the repurchase program for approximately $39.0 million, or an average share price of $8.60. The share repurchase program does not have a stated expiration date. Whether and the extent to which we repurchase shares depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c)of the Exchange Act, privately negotiated transactions, pursuant to accelerated share repurchase agreements entered into with one or more counterparties, or otherwise.

To date, we have funded capital expenditures primarily through funds generated from operations, funds received from vendors, sale-leaseback transactions, the issuance of debt, and existing cash. Future capital required to finance operations, acquisitions, and raze-and-rebuild, remodel and update stores is expected to come from cash on hand, cash generated by operations, availability under lines of credit, and additional long-term debt and equipment leases as circumstances may dictate. In both the short-term and long-term, we currently expect that our capital spending program will be primarily focused on expanding our store base through acquisitions, razing-and-rebuilding, remodeling and updating stores, and maintaining our owned properties and equipment, including upgrading all fuel dispensers to be EMV-compliant. We expect to spend a total of approximately $16 million in the current year and in 2023 to upgrade all our fuel dispensers to be EMV-compliant. We do not expect such capital needs to adversely affect liquidity.

Cash Flows for the Six Months Ended June 30, 2022 and 2021

Net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2022 and 2021 were as follows:

	For the Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$72,162	$59,017
Investing activities	(22,602)	(90,281)
Financing activities	(59,381)	(35,339)
Effect of exchange rates	(121)	(1,438)
Total	$(9,942)	$(68,041)

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

For the six months ended June 30, 2022, cash flows provided by operating activities was $72.2 million compared to $59.0 million for the six months ended June 30, 2021. The increase was primarily the result of approximately $2.9 million of lower net tax payments, approximately $2.4 million of lower net interest payments and an increase in Adjusted EBITDA primarily generated from an increase in merchandise and fuel contribution at same stores as well as the 2021 Acquisitions, which was partially offset by changes in working capital primarily as a result of higher fuel costs.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the six months ended June 30, 2022, cash used in investing activities decreased by $67.7 million compared to the six months ended June 30, 2021. For the six months ended June 30, 2022, we spent $45.2 million for capital expenditures, including the purchase of certain fee properties, bean-to-cup coffee equipment, upgrades to fuel dispensers and other investments in our stores, and paid a $5.0 million deposit for the Quarles Acquisition, which was partially offset by a $27.1 million decrease in short-term investments converted into cash on hand. For the six months ended June 30, 2021, we spent $32.6 million for capital expenditures and a net amount of $59.2 million for the acquisition of ExpressStop (the “ExpressStop Acquisition”), net of the proceeds paid by one of the real estate funds involved in the transaction. The proceeds paid from a second real estate fund involved in the ExpressStop Acquisition of $43.6 million were included in financing activity, reflecting a net cash outflow on the ExpressStop Acquisition of $15.6 million for the six months ended June 30, 2021.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount of our lines of credit and debt, distributions to non-controlling interests and issuance of common and preferred stock, net of dividends paid and common stock repurchases.

For the six months ended June 30, 2022, financing activities consisted primarily of net payments of $6.1 million for long-term debt, repayments of $3.3 million for financing leases, $2.1 million for additional consideration payments related to the 2020 Empire acquisition, $4.9 million for dividend payments on common stock, $2.9 million for dividend payments on the Series A redeemable preferred stock and $40.0 million for common stock repurchases. For the six months ended June 30, 2021, financing activities consisted primarily of net payments of $67.0 million for long-term debt, including the early redemption of the Bonds (Series C), repayments of $4.0 million for financing leases, $3.0 million for dividend payments on the Series A redeemable preferred stock and $4.8 million of issuance costs related to the 2020 merger transaction, which were offset by $43.6 million in consideration paid by a real estate fund for the ExpressStop Acquisition.

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

Financing agreements with PNC

GPM and certain subsidiaries have a financing arrangement (the “PNC Credit Agreement”) with PNC Bank National Association (“PNC”) to provide term loans as well as a line of credit for purposes of financing working capital (the “PNC Line of Credit”). The PNC Line of Credit has an aggregate principal amount of up to $140 million.

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

The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. As of June 30, 2022, $6.4 million of letters of credit were outstanding under the PNC Credit Agreement.

GPMP also has a term loan with PNC in the total amount of $32.4 million (the “GPMP PNC Term Loan”). The GPMP PNC Term Loan is secured by U.S. Treasury or other investment grade securities equal to approximately 98% of the outstanding principal amount of the GPMP PNC Term Loan. The Company plans to fully repay this term loan in the third quarter of 2022 utilizing proceeds from the sale of these securities and other cash on hand.

Financing agreements with M&T Bank

GPM has a financing arrangement with M&T Bank to provide a three-year $20.0 million line of credit for purchases of equipment, which line may be borrowed in tranches, as described below, and an aggregate principal amount of $35.0 million of real estate loan (the “M&T Term Loan”). As of June 30, 2022, approximately $12.3 million remained available under the line of credit.

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

Financing agreement with a syndicate of banks led by Capital One, National Association (“Capital One”)

GPMP has a revolving credit facility with a syndicate of banks led by Capital One, National Association, in an aggregate principal amount of up to $500 million (the “Capital One Line of Credit”). At GPMP’s request, the Capital One Line of Credit can be increased up to $700 million, subject to obtaining additional financing commitments from current lenders or from other banks, and subject to certain terms as detailed in the Capital One Line of Credit. As of June 30, 2022, approximately $198.3 million was drawn on the Capital One Line of Credit, and approximately $301.0 million was available thereunder. In July 2022, we financed the Quarles Acquisition utilizing approximately $40.0 million under the Capital One Line of Credit.

The Capital One Line of Credit bears interest, as elected by GPMP at: (a) LIBOR plus a margin of 2.25% to 3.25% or (b) a rate per annum equal to base rate plus a margin of 1.25% to 2.25%, which is equal to the greatest of (i) Capital One’s prime rate, (ii) the one-month LIBOR plus 1.0%, and (iii) the federal funds rate plus 0.5%, subject to the definitions set in the agreement. The margin is determined according to a formula in the Capital One Line of Credit that depends on GPMP’s leverage. As of June 30, 2022, $0.7 million of letters of credit were outstanding under the Capital One Line of Credit.

Critical Accounting Policies and Estimates

For the six months ended June 30, 2022, there were no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that have had a material impact on our condensed consolidated financial statements and related notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We have limited exposure to commodity price risk as a result of the payment and volume-related discounts in certain of our fuel supply contracts with our fuel suppliers, which are based on the market price of motor fuel. Significant increases in fuel prices could result in significant increases in the retail price of fuel and in lower sales to consumers and independent dealers. When fuel prices rise, some of our independent dealers may have insufficient credit to purchase fuel from us at their historical volumes. In addition, significant and persistent increases in the retail price of fuel could also diminish consumer demand, which could subsequently diminish the volume of fuel we distribute. A significant percentage of our sales are made with the use of credit cards. Because the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump and higher gallon movements result in higher credit card expenses. These additional fees increase operating expenses. Prior to the Quarles Acquisition, we did not engage in any fuel price hedging. In connection with the Quarles Acquisition, we have made use of derivative commodity instruments to manage risks associated with an immaterial number of existing or anticipated transactions designed to offset changes in the price of fuel that are directly tied to physical sales of the product.

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The Senior Notes bear a fixed interest rate, therefore, an increase or decrease in prevailing interest rates has no impact on our debt service for the Senior Notes. As of June 30, 2022, the interest rate on our Capital One Line of Credit was 3.6%, the interest rate on our GPMP PNC Term Loan was 1.7% and the interest rate on our M&T Term Loan was 4.8%. As of June 30, 2021, the interest rate on our Capital One Line of Credit was 3.34% and the interest rate on our GPMP PNC Term Loan was 0.6%. As of June 30, 2022, approximately 36% of our debt bore interest at variable rates, therefore, our exposure was relatively low. If our applicable interest rates increase by 1%, then our debt service on an annual basis would increase by approximately $2.6 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financial costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. However, in March 2021, the Ice Benchmark Administration announced that it will continue to publish the U.S. overnight, one-month, three-month, six-month and 12-month LIBOR through at least June 30, 2023. In July 2021, the Alternative Reference Rates Committee formally recommended the use of the CME’s Group’s forward-looking Secured Overnight Financing Rate as a replacement to LIBOR. Most of our credit agreements were entered into in the past few years. Such credit agreements, as amended, include mechanisms pursuant to which the underlying interest rates will be determined according to an alternative index replacing LIBOR, as customary in the market at such time.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our share repurchase activity for the quarter ended June 30, 2022 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)

April 1, 2022 to April 30, 2022	853,313	$9.27	853,313	$30,049
May 1, 2022 to May 31, 2022	1,569,486	8.31	1,569,486	17,004
June 1, 2022 to June 30, 2022	692,732	8.66	692,732	11,007
Total	3,115,531	$8.65	3,115,531	$11,007

1All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $50 million of our common stock. We publicly announced this program on February 23, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.1	Composite Amended and Restated Certificate of Incorporation of ARKO Corp.

Exhibit 10.1

First Amendment to Standby Real Estate Purchase, Designation and Lease Program, dated as of April 7, 2022, by and between GPM Investments, LLC and GPM Portfolio Owner LLC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 13, 2022).

Exhibit 10.2*

Sixth Amendment and Joinder to Third Amended, Restated and Consolidated Revolving Credit and Security Agreement, dated July 22, 2022, by and among GPM Investments, LLC and certain of its subsidiaries as other borrowers and guarantors thereto, the lenders party thereto and PNC Bank, National Association.

Exhibit 31.1

Certification by Arie Kotler, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2022.

Exhibit 31.2

Certification by Donald Bassell, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2022.

Exhibit 32.1

Certification by Arie Kotler, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2022.

Exhibit 32.2

Certification by Donald Bassell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2022.

101

The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise discussed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2022		ARKO Corp.

	By:	/s/ Arie Kotler
	Name:	Arie Kotler
	Title:	Chairman, President and Chief Executive Officer
(on behalf of the Registrant and as Principal Executive Officer)