Form 10-Q
period 2022-09-30
ARKO Corp.
filed 2022-11-07
CIK 1823794

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

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

As of November 4, 2022, the registrant had 120,074,542 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

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
•
our ability to make acquisitions on economically acceptable terms;
•
our ability to successfully integrate acquired operations or otherwise realize the expected benefits from our acquisitions;
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
•
the retail sale, distribution, transport and storage of motor fuels is subject to environmental protection and operational safety laws and regulations that may expose us or our customers to significant costs and liabilities;
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

Item 1. Financial Statements

ARKO Corp.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$283,375	$252,141
Restricted cash	14,194	20,402
Short-term investments	2,122	58,807
Trade receivables, net	121,736	62,342
Inventory	224,545	197,836
Other current assets	98,842	92,095
Total current assets	744,814	683,623
Non-current assets:
Property and equipment, net	591,024	548,969
Right-of-use assets under operating leases	1,127,100	1,064,982
Right-of-use assets under financing leases, net	185,518	192,378
Goodwill	197,711	197,648
Intangible assets, net	192,651	185,993
Equity investment	2,991	2,998
Deferred tax asset	17,773	41,047
Other non-current assets	29,683	24,637
Total assets	$3,089,265	$2,942,275
Liabilities
Current liabilities:
Long-term debt, current portion	$11,477	$40,384
Accounts payable	211,125	172,918
Other current liabilities	148,199	137,488
Operating leases, current portion	55,952	51,261
Financing leases, current portion	5,741	6,383
Total current liabilities	432,494	408,434
Non-current liabilities:
Long-term debt, net	722,097	676,625
Asset retirement obligation	63,759	58,021
Operating leases	1,141,450	1,076,905
Financing leases	227,182	229,215
Deferred tax liability	—	2,546
Other non-current liabilities	132,276	136,853
Total liabilities	2,719,258	2,588,599
Commitments and contingencies - see Note 13
Series A redeemable preferred stock (no par value) - authorized: 1,000 shares; issued and outstanding: 1,000 and 1,000 shares, respectively; redemption value: $100,000 and $100,000, in the aggregate respectively	100,000	100,000
Shareholders' equity:
Common stock (par value $0.0001) - Authorized: 400,000 shares; Issued: 124,727 and 124,428 shares, respectively; Outstanding: 120,074 and 124,428 shares, respectively	12	12
Treasury stock, at cost - 4,653 and 0 shares, respectively	(40,042)	—
Additional paid-in capital	226,808	217,675
Accumulated other comprehensive income	9,119	9,119
Retained earnings	73,990	26,646
Total shareholders' equity	269,887	253,452
Non-controlling interest	120	224
Total equity	270,007	253,676
Total liabilities, redeemable preferred stock and equity	$3,089,265	$2,942,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Fuel revenue	$1,979,574	$1,580,359	$5,648,954	$4,144,069
Merchandise revenue	445,822	434,652	1,244,558	1,220,298
Other revenues, net	24,251	20,012	69,209	64,826
Total revenues	2,449,647	2,035,023	6,962,721	5,429,193
Operating expenses:
Fuel costs	1,824,437	1,459,664	5,250,105	3,819,571
Merchandise costs	306,930	301,533	866,110	866,239
Store operating expenses	189,582	164,432	534,197	464,038
General and administrative expenses	35,954	32,696	100,695	91,270
Depreciation and amortization	26,061	22,031	75,050	71,546
Total operating expenses	2,382,964	1,980,356	6,826,157	5,312,664
Other expenses (income), net	951	(56)	3,269	2,811
Operating income	65,732	54,723	133,295	113,718
Interest and other financial income	2,676	2,937	2,509	4,613
Interest and other financial expenses	(22,472)	(17,365)	(45,619)	(59,655)
Income before income taxes	45,936	40,295	90,185	58,676
Income tax expense	(20,898)	(4,795)	(31,060)	(12,285)
(Loss) income from equity investment	(44)	85	(7)	105
Net income	$24,994	$35,585	$59,118	$46,496
Less: Net income attributable to non-controlling interests	51	51	182	179
Net income attributable to ARKO Corp.	$24,943	$35,534	$58,936	$46,317
Series A redeemable preferred stock dividends	(1,449)	(1,449)	(4,301)	(4,285)
Net income attributable to common shareholders	$23,494	$34,085	$54,635	$42,032
Net income per share attributable to common shareholders - basic	$0.20	$0.27	$0.45	$0.34
Net income per share attributable to common shareholders - diluted	$0.17	$0.25	$0.43	$0.31
Weighted average shares outstanding:
Basic	120,074	124,428	121,950	124,406
Diluted	130,388	133,925	123,527	125,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Changes in Equity

(Unaudited, in thousands)

	Common Stock		Treasury	Additional	Accumulated Other	Retained Earnings	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	(Accumulated Deficit)	Shareholders' Equity	Controlling Interests	Total Equity
Balance at July 1, 2021	124,428	$12	$—	$214,781	$9,119	$(18,870)	$205,042	$(153)	$204,889
Share-based compensation	—	—	—	1,613	—	—	1,613	—	1,613
Transactions with non-controlling interests	—	—	—	(50)	—	—	(50)	50	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(60)	(60)
Dividends on redeemable preferred stock	—	—	—	—	—	(1,449)	(1,449)	—	(1,449)
Net income	—	—	—	—	—	35,534	35,534	51	35,585
Balance at September 30, 2021	124,428	$12	$—	$216,344	$9,119	$15,215	$240,690	$(112)	$240,578

Balance at July 1, 2022	120,075	$12	$(40,038)	$223,557	$9,119	$52,898	$245,548	$235	$245,783
Share-based compensation	—	—	—	3,145	—	—	3,145	—	3,145
Transactions with non-controlling interests	—	—	—	106	—	—	106	(106)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(60)	(60)
Dividends on redeemable preferred stock	—	—	—	—	—	(1,449)	(1,449)	—	(1,449)
Dividends declared (2 cents per share)	—	—	—	—	—	(2,402)	(2,402)	—	(2,402)
Common stock repurchased	(1)	—	(4)	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	24,943	24,943	51	24,994
Balance at September 30, 2022	120,074	$12	$(40,042)	$226,808	$9,119	$73,990	$269,887	$120	$270,007

ARKO Corp.

Condensed Consolidated Statements of Changes in Equity (cont’d)

(Unaudited, in thousands)

	Common Stock		Treasury	Additional	Accumulated Other	Retained Earnings	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	(Accumulated Deficit)	Shareholders' Equity	Controlling Interests	Total Equity
Balance at January 1, 2021	124,132	$12	$—	$212,103	$9,119	$(29,653)	$191,581	$(161)	$191,420
Share-based compensation	—	—	—	4,127	—	—	4,127	—	4,127
Transactions with non-controlling interests	—	—	—	(50)	—	—	(50)	50	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(180)	(180)
Dividends on redeemable preferred stock	—	—	—	(2,836)	—	(1,449)	(4,285)	—	(4,285)
Issuance of shares	296	—	—	3,000	—	—	3,000	—	3,000
Net income	—	—	—	—	—	46,317	46,317	179	46,496
Balance at September 30, 2021	124,428	$12	$—	$216,344	$9,119	$15,215	$240,690	$(112)	$240,578

Balance at January 1, 2022	124,428	$12	$—	$217,675	$9,119	$26,646	$253,452	$224	$253,676
Share-based compensation	—	—	—	9,027	—	—	9,027	—	9,027
Transactions with non-controlling interests	—	—	—	106	—	—	106	(106)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(180)	(180)
Dividends on redeemable preferred stock	—	—	—	—	—	(4,301)	(4,301)	—	(4,301)
Dividends declared (2 cents per share)	—	—	—	—	—	(7,291)	(7,291)	—	(7,291)
Common stock repurchased	(4,653)	—	(40,042)	—	—	—	(40,042)	—	(40,042)
Vesting of restricted share units	286	—	—	—	—	—	—	—	—
Issuance of shares	13	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	58,936	58,936	182	59,118
Balance at September 30, 2022	120,074	$12	$(40,042)	$226,808	$9,119	$73,990	$269,887	$120	$270,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$59,118	$46,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,050	71,546
Deferred income taxes	20,728	3,910
Loss on disposal of assets and impairment charges	3,389	1,898
Foreign currency loss (gain)	241	(1,176)
Amortization of deferred financing costs, debt discount and premium	1,894	1,423
Amortization of deferred income	(7,269)	(7,102)
Accretion of asset retirement obligation	1,259	1,266
Non-cash rent	5,714	4,773
Charges to allowance for credit losses	473	450
Loss (income) from equity investment	7	(105)
Share-based compensation	9,027	4,127
Fair value adjustment of financial assets and liabilities	(3,848)	9,237
Other operating activities, net	855	727
Changes in assets and liabilities:
Increase in trade receivables	(59,867)	(19,692)
Increase in inventory	(14,570)	(17,733)
Increase in other assets	(7,367)	(10,048)
Increase in accounts payable	37,493	25,161
Increase in other current liabilities	7,631	3,493
Decrease in asset retirement obligation	(94)	(128)
Increase in non-current liabilities	9,899	1,024
Net cash provided by operating activities	$139,763	$119,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from investing activities:
Purchase of property and equipment	$(72,902)	$(48,123)
Purchase of intangible assets	(176)	(222)
Proceeds from sale of property and equipment	140,380	36,685
Business acquisitions, net of cash	(191,203)	(93,527)
Decrease in investments, net	58,934	—
Repayment of loans to equity investment	174	—
Net cash used in investing activities	(64,793)	(105,187)
Cash flows from financing activities:
Receipt of long-term debt, net	51,450	41,366
Repayment of debt	(42,372)	(105,291)
Principal payments on financing leases	(5,014)	(6,050)
Proceeds from failed sale-leaseback	—	43,569
Payment of Additional Consideration	(2,085)	—
Payment of merger transaction issuance costs	—	(4,764)
Common stock repurchased	(40,042)	—
Dividends paid on common stock	(7,291)	—
Dividends paid on redeemable preferred stock	(4,301)	(4,442)
Distributions to non-controlling interests	(180)	(180)
Net cash used in financing activities	(49,835)	(35,792)
Net increase (decrease) in cash and cash equivalents and restricted cash	25,135	(21,432)
Effect of exchange rate on cash and cash equivalents and restricted cash	(109)	(1,440)
Cash and cash equivalents and restricted cash, beginning of period	272,543	312,977
Cash and cash equivalents and restricted cash, end of period	$297,569	$290,105
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of period	$252,141	293,666
Restricted cash, beginning of period	20,402	16,529
Restricted cash with respect to bonds, beginning of period	—	2,782
Cash and cash equivalents and restricted cash, beginning of period	$272,543	$312,977
Cash and cash equivalents, end of period	$283,375	$275,185
Restricted cash, end of period	14,194	14,920
Cash and cash equivalents and restricted cash, end of period	$297,569	$290,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Supplementary cash flow information:
Cash received for interest	$344	$403
Cash paid for interest	36,109	42,549
Cash received for taxes	211	176
Cash paid for taxes	5,069	12,246
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	$5,523	$4,900
Purchases of equipment in accounts payable and accrued expenses	7,615	4,345
Purchase of property and equipment under leases	15,041	26,333
Disposals of leases of property and equipment	18,605	4,121
Issuance of shares	—	3,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

ARKO Corp. (the “Company”) is a Delaware corporation whose common stock, par value $0.0001 per share (“common stock”) and publicly-traded warrants are listed on the Nasdaq Stock Market (“Nasdaq”) under the symbols “ARKO” and “ARKOW,” respectively.

The Company’s operations are primarily performed by its subsidiary, GPM Investments, LLC (“GPM”), a Delaware limited liability company. GPM is engaged directly and through fully owned and controlled subsidiaries (directly or indirectly) in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations, in wholesale activity, which includes the supply of fuel to gas stations operated by third parties, and following the closing of the Quarles Acquisition (as defined in Note 3) on July 22, 2022, in fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites. As of September 30, 2022, GPM’s activity included the self-operation of 1,383 sites, the supply of fuel to 1,670 gas stations operated by independent dealers and the operation of 183 cardlock locations, throughout 33 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

The Company has four reportable segments: retail, wholesale, fleet fueling, and GPMP. Refer to Note 11 below for further information with respect to the segments.

2. Summary of Significant Accounting Policies

Basis of Presentation

All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Interim Financial Statements

The accompanying condensed consolidated financial statements (“interim financial statements”) as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 are unaudited and have been prepared in accordance with GAAP for interim financial information and Regulation S-X set forth by the Securities and Exchange Commission (the “SEC”) for interim reporting. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying interim financial statements. However, they do not include all of the information and disclosures required by GAAP for complete financial statements. Therefore, the interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “annual financial statements”).

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

Fuel revenue and fuel cost of revenue included fuel taxes of $274.8 million, $275.9 million, $750.3 million and $761.1 million for the three and nine months ended September 30, 2022 and 2021, respectively.

Refer to Note 11 for disclosure of the revenue disaggregated by segment and product line, as well as a description of the reportable segment operations.

Derivative Instruments and Hedging Activities

The Company accounts for financial derivative instruments at fair value and applies hedge accounting rules when applicable. The Company utilizes ultra-low sulfur diesel-based derivative instruments to offset changes in the fair value of its firm commitment to purchase diesel fuel which is ultimately delivered to certain of its fleet fueling sites.

These instruments are accounted for as fair value hedges of a firm commitment upon proper qualification. The Company assesses at inception and on an ongoing basis whether a derivative instrument accounted for as a hedge is highly effective in offsetting changes in the fair value of the hedged item (that is, the unrecognized firm commitment). The gain or loss on the hedging instrument is recognized currently in earnings within fuel costs in the condensed consolidated statement of operations, in the period that the changes in fair value occur. The gain or loss (that is, the change in fair value) on the hedged item attributable to the hedged risk designated as being hedged adjusts the carrying amount of the related hedged item and is simultaneously recognized in earnings within fuel costs in the condensed consolidated statement of operations, as an adjustment to the carrying amount of that hedged item (that is, the Company recognizes as assets or liabilities the changes in the fair value of the firm commitment that are attributable to the risk being hedged and that arise while the hedge of the firm commitment exists). When the underlying assets are purchased in accordance with the terms of the hedged firm commitment, the initial cost basis in the acquired assets is adjusted by the amount of the firm commitment that was recognized as an asset or liability under the fair value hedging model. See Note 6 and Note 10 for further information about the Company’s derivatives.

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

3. Acquisitions

Quarles Acquisition

On July 22, 2022, the Company consummated its acquisition of certain assets (the “Quarles Acquisition”) from Quarles Petroleum, Incorporated (“Quarles”), including:

•
121 proprietary Quarles-branded cardlock sites and management of 63 third-party cardlock sites for fleet fueling operations;
•
46 independent dealer locations, including certain lessee-dealer sites; and
•
a small transportation fleet.

The total consideration for the Quarles Acquisition as set forth in the purchase agreement was approximately $170 million plus the value of inventory on the closing date. The Company financed $40 million of the purchase price with the Capital One Line of Credit (as defined in Note 12 to the annual financial statements) and Oak Street Real Estate Capital Net Lease Property Fund, LP (“Oak Street”), under the standby real estate purchase, designation and lease program agreement with Oak Street, dated as of May 31, 2021 (as amended, the “Program Agreement”), paid approximately $129.3 million of the consideration for fee simple ownership in 39 sites. At the closing, pursuant to the Program Agreement, the Company amended one of its master leases with Oak Street to add the sites Oak Street acquired in the transaction under customary lease terms. For accounting purposes, the transaction with Oak Street was treated as a sale-leaseback, and the Company recorded right-of-use assets and operating lease liabilities of approximately $81.8 million in connection therewith.

The details of the Quarles Acquisition were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$15,056
GPMP Capital One Line of Credit	40,000
Liability resulting from contingent consideration	661
Consideration provided by Oak Street	129,316
Total consideration	$185,033
Assets acquired and liabilities:
Inventory	$12,300
Other assets	1,392
Property and equipment, net	154,889
Intangible assets	22,130
Right-of-use assets under operating leases	32,384
Environmental receivables	8
Total assets	223,103
Other liabilities	(1,168)
Environmental liabilities	(316)
Asset retirement obligations	(4,743)
Operating leases	(31,843)
Total liabilities	(38,070)
Total identifiable net assets	185,033
Goodwill	$-

Consideration paid in cash	$55,056
Consideration provided by Oak Street	129,316
Net cash outflow	$184,372

The initial accounting treatment of the Quarles Acquisition reflected in these interim financial statements is provisional as the Company has not yet finalized the initial accounting treatment of the business combination, and in this regard, has not finalized the valuation of some of the assets and liabilities acquired and the goodwill resulting from the Quarles Acquisition, mainly due to the limited period of time between the Quarles Acquisition closing date and the date of these interim financial statements. Therefore, some of the financial information presented with respect to the Quarles Acquisition in these interim financial statements remains subject to change.

The Company included identifiable tangible assets and identifiable liabilities at their fair value based on the information available to the Company’s management on the Quarles Acquisition closing date, including, among other things, an evaluation performed by external consultants for this purpose. On the closing date of the Quarles Acquisition, the useful life of the wholesale fuel supply contracts was 5.25 years, the useful life of the contracts related to the third-party cardlock sites was two years, and the useful life of the customer relationships related to proprietary fuel cards that give customers access to a nationwide network of fueling sites was 20 years.

The Company’s preliminary accounting treatment of this business combination resulted in no goodwill being recorded.

Acquisition-related costs amounting to approximately $0.9 million and $1.6 million have been excluded from the consideration transferred and have been recognized as an expense within the other expenses, net line in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively. No acquisition-related costs were recognized for the three and nine months ended September 30, 2021.

Results of operations for the Quarles Acquisition for the period subsequent to the acquisition closing date were reflected in the condensed consolidated statement of operations for the three and nine months ended September 30, 2022. For the period from the acquisition closing date through September 30, 2022, the Company recognized $142.4 million in revenues and $6.2 million in net income related to the Quarles Acquisition.

Impact of Acquisitions (unaudited)

The unaudited supplemental pro forma financial information was prepared based on the historical information of the Company and the acquired operations and gives pro forma effect to the acquisitions using the assumption that the Quarles Acquisition, the acquisition of 60 ExpressStop sites on May 18, 2021 and the acquisition of 36 Handy Mart sites on November 9, 2021 had occurred at the beginning of each period presented below. The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the acquisitions or any integration costs. The unaudited pro forma financial information is not necessarily indicative of what the actual results of operations would have been had the acquisitions occurred at the beginning of each period presented below nor is it indicative of future results.

	For the Nine Months Ended September 30,
	2022	2021
	(unaudited)
	(in thousands)
Total revenue	$7,367,538	$6,023,592
Net income	67,558	52,591

Pending Acquisition – Transit Energy Group, LLC

On September 9, 2022, the Company entered into a purchase agreement to acquire from Transit Energy Group, LLC (“TEG”) (i) approximately 150 self-operated convenience stores and gas stations, (ii) fuel supply rights to approximately 200 independent dealer locations, (iii) a commercial, government, and industrial business, including certain bulk plants, and (iv) certain distribution and transportation assets, all in the Southeastern United States (the “TEG Acquisition”).

The purchase price for the TEG Acquisition is approximately $375 million plus the value of inventory at the closing, of which $50 million will be deferred and payable in two annual payments of $25 million, which the Company may elect to pay in either cash or, subject to the satisfaction of certain conditions, shares of common stock (the “Installment Shares”), on the first and second anniversaries of the closing. Pursuant to the purchase agreement, at closing, the parties have agreed to enter into a registration rights agreement, pursuant to which the Company will agree to prepare and file a registration statement with the SEC, registering the Installment Shares, if any, for resale by TEG.

The Company intends to finance from its own sources approximately $60.0 million of the cash consideration payable at closing of the TEG Acquisition plus the value of inventory and other closing adjustments. Oak Street, under the Program

Agreement, has agreed to pay the remaining consideration for the fee simple ownership in 106 sites, which the Company will lease from Oak Street.

The closing of the TEG Acquisition is subject to fulfillment of conditions precedent. There can be no assurances that the TEG Acquisition will be consummated on the foregoing terms, if at all.

Pending Acquisition – Pride Convenience Holdings, LLC

On October 19, 2022, the Company entered into a purchase agreement with Pride Parent, LLC (“Seller”) to acquire all of the issued and outstanding membership interests in Pride Convenience Holdings, LLC (“Pride”), which operates 31 convenience stores and gas stations in Connecticut and Massachusetts (the “Pride Acquisition”).

The total purchase price for Pride is approximately $230.0 million plus the value of inventory at the closing and subject to certain other closing adjustments. The Company intends to finance from its own sources approximately $28.0 million of the cash consideration plus the value of inventory and other closing adjustments with the balance of the consideration being paid directly to the Seller by Oak Street in accordance with the Program Agreement. Under this arrangement, Oak Street or its affiliates has agreed to pay the remaining consideration to acquire the entity holding certain real estate assets of Pride substantially concurrently with the closing of the Pride Acquisition. The Company expects to lease the real estate assets from Oak Street.

The closing of the Pride Acquisition is subject to fulfillment of conditions precedent. There can be no assurances that the Pride Acquisition will be consummated on the foregoing terms, if at all.

4. Debt

The components of debt were as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Senior Notes	$443,457	$442,889
PNC term loan	—	32,385
M&T debt	50,866	43,392
Capital One line of credit	236,131	195,232
Insurance premium notes	3,120	3,111
Total debt, net	$733,574	$717,009
Less current portion	(11,477)	(40,384)
Total long-term debt, net	$722,097	$676,625

In August 2022, the Company fully repaid GPM Petroleum LP’s outstanding obligations under the term loan with PNC Bank, which was secured by U.S. Treasuries equal to approximately 98% of the outstanding principal amount of such term loan, with the proceeds from the sale of those securities and other cash on hand. Following such repayment, the Company terminated the term loan and security agreement governing such term loan.

5. Leases

As of September 30, 2022, the Company leased 1,120 of the convenience stores that it operates, 169 independent dealer locations, 114 cardlock locations and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years each. Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges and fuel dispensers.

The components of lease cost recorded on the condensed consolidated statements of operations were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$3,020	$3,390	$9,104	$10,117
Interest on lease liabilities	4,226	4,348	12,857	13,168
Operating lease costs included in store operating expenses	36,758	32,709	105,411	97,534
Operating lease costs included in general and administrative expenses	473	425	1,211	1,279
Lease cost related to variable lease payments, short-term leases and leases of low value assets	602	674	1,815	1,507
Right-of-use asset impairment charges	911	507	911	1,030
Total lease costs	$45,990	$42,053	$131,309	$124,635

Supplemental balance sheet date related to leases was as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Operating leases
Weighted average remaining lease term (in years)	13.9	14.1
Weighted average discount rate	7.7%	7.3%
Financing leases
Weighted average remaining lease term (in years)	23.5	23.8
Weighted average discount rate	7.2%	7.3%

As of September 30, 2022, maturities of lease liabilities for operating lease obligations and finance lease obligations having an initial or remaining non-cancellable lease terms in excess of one year were presented in the table below. The minimum lease payments presented below include periods where an option is reasonably certain to be exercised and do not take into consideration any future consumer price index adjustments for these agreements.

	Operating	Financing
	(in thousands)
October 2022 through September 2023	$144,419	$22,363
October 2023 through September 2024	145,600	21,006
October 2024 through September 2025	146,545	21,018
October 2025 through September 2026	146,281	20,745
October 2026 through September 2027	144,038	20,707
Thereafter	1,281,148	430,132
Gross lease payments	$2,008,031	$535,971
Less: imputed interest	(810,629)	(303,048)
Total lease liabilities	$1,197,402	$232,923

6. Financial Derivative Instruments

Beginning in the third quarter of 2022, the Company makes limited use of derivative instruments (futures contracts) to manage certain risks related to diesel fuel prices. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. The Company currently uses derivative instruments that are traded primarily over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has designated its derivative contracts as fair value hedges of firm commitments.

As of September 30, 2022, the Company had fuel futures contracts in place to hedge approximately 2.4 million gallons of diesel fuel for which the Company had a firm commitment to purchase. As of September 30, 2022, the Company had an asset derivative with a fair value of approximately $0.7 million recorded in other current assets and a firm commitment with a fair value of approximately $0.7 million recorded in other current liabilities on the condensed consolidated balance sheet.

As of September 30, 2022, there was no cash collateral provided to counterparties that was classified as restricted cash on the condensed consolidated balance sheet. All cash flows associated with purchasing and selling fuel derivative instruments are classified as other operating activities, net cash flows in the condensed consolidated statement of cash flows.

7. Equity

The Company’s board of directors (the “Board”) declared quarterly dividends of $0.02 per share of common stock paid on March 29, 2022 to stockholders of record as of March 15, 2022, totaling approximately $2.5 million, paid on June 15, 2022 to stockholders of record as of May 31, 2022, totaling approximately $2.4 million, and paid on September 12, 2022 to stockholders of record as of August 29, 2022, totaling approximately $2.4 million. The amount and timing of dividends payable on the common stock are within the sole discretion of the Board, which will evaluate dividend payments within the context of the Company’s overall capital allocation strategy on an ongoing basis, giving consideration to its current and forecast earnings, financial condition, cash requirements and other factors. As a result of the dividends paid on the common stock, the conversion price of the Company’s Series A convertible preferred stock has been adjusted from $12.00 to $11.94 per share, as were the threshold share prices in the Deferred Shares agreement (as defined in Note 10). The Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on December 6, 2022 to stockholders of record as of November 22, 2022.

In February 2022, the Board authorized a share repurchase program for up to an aggregate of $50 million of outstanding shares of common stock. The share repurchase program does not have a stated expiration date. In the three and nine months ended September 30, 2022, the Company repurchased approximately 400 and 4.5 million shares of common stock under the repurchase program for approximately $3.3 thousand and $39.0 million, or an average share price of $7.98 and $8.60, respectively.

8. Share-Based Compensation

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

Additionally, a non-employee director may receive RSUs in lieu of up to 100% of his or her cash fees, which RSUs will be settled in common stock upon the director’s departure from the Board or an earlier change in control of the Company. In the nine months ended September 30, 2022, 99,017 RSUs were issued to non-employee directors with a weighted average grant date fair value of $8.74 per share, or $0.9 million. These awards are included in the table below under restricted stock units. As of September 30, 2022, 188,587 RSUs issued to non-employee directors were outstanding.

The following table summarizes share activity related to stock options and restricted stock units:

	Stock Options	Restricted Stock Units
	(in thousands)
Options Outstanding/Nonvested RSUs, December 31, 2021	126	1,606
Granted	771	1,913
Options Exercised/RSUs released	—	(385)
Forfeited	—	(19)
Options Outstanding/Nonvested RSUs, September 30, 2022	897	3,115

The following table summarizes the stock options granted in 2022:

Weighted average fair value	$2.70
Weighted average exercise price	$9.11
Remaining average contractual term (years)	9.4

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes option pricing model. The following table summarizes the assumptions utilized in the valuation of the stock option awards granted in the nine months ended September 30, 2022:

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

In the nine months ended September 30, 2022, the Company granted 693,590 time-vested RSUs with a weighted average grant date fair value of $8.47 per share, or $5.9 million, and vesting over a weighted average period of 2.9 years.

In the nine months ended September 30, 2022, the Company granted a target of 1,120,354 performance-based RSUs with a weighted average grant date fair value of $8.35 per share, or $9.3 million. The 2022 performance-based RSUs were awarded to certain members of senior management in connection with the achievement of specific key financial metrics primarily measured over a three-year period and cliff vest at the end of such period. The number of 2022 performance-based RSUs that will ultimately vest is contingent upon the achievement of these key financial metrics by the end of the performance period. The Company assesses the probability of achieving these metrics on a quarterly basis except for performance-based RSUs with market conditions. For these awards, the Company recognizes the fair value expense ratably over the performance and vesting period. These awards are included in the table above in RSUs Granted.

During the nine months ended September 30, 2022, the Company granted 13,332 shares of common stock to certain members of senior management, with a weighted average grant date fair value of $7.58 per share, or $0.1 million, with no vesting period.

Total compensation cost recorded for employees, non-employees and members of the Board for the three and nine months ended September 30, 2022 and 2021 was $3.1 million, $1.6 million, $9.0 million and $4.1 million, respectively, and included in general and administrative expenses on the condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, total unrecognized compensation cost related to unvested shares, stock options and RSUs granted was approximately $20.6 million and $11.6 million, respectively.

9. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income available to common stockholders	$23,494	$34,085	$54,635	$42,032
Dividends on redeemable preferred stock	1,449	1,449	—	—
Change in fair value of Ares Put Option (see Note 10)	(2,425)	(2,578)	(1,894)	(2,899)
Net income available to common stockholders after assumed conversions	$22,518	$32,956	$52,741	$39,133

Weighted average common shares outstanding — Basic	120,074	124,428	121,950	124,406
Effect of dilutive securities:
Restricted share units	1,182	234	618	170
Ares warrants	—	—	—	6
Ares Put Option	757	930	959	772
Redeemable preferred stock	8,375	8,333	—	—
Weighted average common shares outstanding — Diluted	130,388	133,925	123,527	125,354
Net income per share available to common stockholders — Basic	$0.20	$0.27	$0.45	$0.34
Net income per share available to common stockholders — Diluted	$0.17	$0.25	$0.43	$0.31

The following potential shares of common stock have been excluded from the computation of diluted net income per share because their effect would have been antidilutive:

	As of September 30,
	2022	2021
	(in thousands)
Stock options	897	126
Ares warrants	1,100	1,100
Public and Private warrants	17,333	17,333

The effect of the potential shares of common stock issuable upon the conversion of the redeemable preferred stock was antidilutive for the nine months ended September 30, 2022 and 2021, and such shares were excluded from the computation of diluted net income per share.

10. Fair Value Measurements and Financial Instruments

The fair value of cash and cash equivalents, restricted cash and investments, trade receivables, accounts payable and other current liabilities approximated their carrying values as of September 30, 2022 and December 31, 2021 primarily due to the short-term maturity of these instruments. On October 21, 2021, the Company completed a private offering of $450 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”). Based on market trades of the Senior Notes close to September 30, 2022 and December 31, 2021 (Level 1 fair value measurement), the fair value of the Senior Notes was estimated at approximately $351 million and $436 million, respectively, compared to a gross carrying value of $450 million at September 30, 2022 and December 31, 2021. The fair value of the other long-term debt approximated their carrying values as of September 30, 2022 and December 31, 2021 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of fuel futures contracts was determined using NYMEX quoted values.

The contingent consideration from the acquisition of the business of Empire Petroleum Partners, LLC is measured at fair value at the end of each reporting period and amounted to $3.8 million and $6.2 million as of September 30, 2022 and December 31, 2021, respectively. The fair value methodology for the contingent consideration liability is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. Approximately $0.1 million, $0, $(0.3) million and $0.4 million were recorded as a component of interest and other financial expenses (income) in the condensed consolidated statements of operations for the change in the fair value of the contingent consideration for the three and nine months ended September 30, 2022 and 2021, respectively, and approximately $1.6 million, $1.7 million, $2.1 million and $1.7 million of income was recorded as a component of other expenses, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021.

The public warrants to purchase the Company’s common stock (the “Public Warrants”), of which approximately 14.7 million were outstanding as of September 30, 2022, are measured at fair value at the end of each reporting period and amounted to $26.2 million and $23.6 million as of September 30, 2022 and December 31, 2021, respectively. The fair value methodology for the Public Warrants is categorized as Level 1. Approximately $5.3 million, $2.5 million, $0.1 million and $10.9 million were recorded as a component of interest and other financial expenses in the condensed consolidated statements of operations for the change in the fair value of the Public Warrants for the three and nine months ended September 30, 2022 and 2021, respectively.

The private warrants to purchase the Company’s common stock (the “Private Warrants”), of which approximately 2.6 million were outstanding as of September 30, 2022, are measured at fair value at the end of each reporting period and amounted to $5.0 million and $7.2 million as of September 30, 2022 and December 31, 2021, respectively. The fair value methodology for the Private Warrants is categorized as Level 2 because certain inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Private Warrants have been recorded at fair value based on a Black-Scholes option pricing model with the following material assumptions based on observable and unobservable inputs:

September 30, 2022
Expected term (in years)	3.2
Expected dividend rate	0.9%
Volatility	34.5%
Risk-free interest rate	4.2%
Strike price	$11.50

For the change in the fair value of the Private Warrants, approximately $1.1 million, $1.0 million, $0.3 million and $2.4 million were recorded as a component of interest and other financial expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, respectively.

The Haymaker Founders (as defined in Note 17 to the annual financial statements) will be entitled to up to 200 thousand shares of common stock to be issued subject to the number of incremental shares of common stock issued to the holders of the Series A redeemable preferred stock not being higher than certain thresholds (the “Deferred Shares”). The Deferred Shares are measured at fair value at the end of each reporting period and amounted to $1.6 million as of both September 30, 2022 and December 31, 2021. The fair value methodology for the Deferred Shares is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

September 30, 2022
Expected term (in years)	4.7
Volatility	39.5%
Risk-free interest rate	4.1%
Stock price	$9.39

Approximately $0.2 million, $0.2 million, $0 and $0.2 million were recorded as a component of interest and other financial expenses in the condensed consolidated statements of operations for the change in the fair value of the Deferred Shares for the three and nine months ended September 30, 2022 and 2021, respectively.

The Company entered into an agreement with Ares Capital Corporation (“Ares”) and certain of its affiliates (the “Ares Put Option”), which generally guarantees Ares a value of approximately $27.3 million (including all dividend payments received by Ares) at the end of February 2023 for the shares of common stock that the Company issued in consideration for its acquisition in December 2020 of equity in GPM. The Ares Put Option is measured at fair value at the end of each reporting period and amounted to $7.0 million and $8.9 million as of September 30, 2022 and December 31, 2021, respectively. The fair value methodology for the Ares Put Option is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Ares Put Option has been recorded at its fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

September 30, 2022
Expected term (in years)	0.4
Volatility	29.9%
Risk-free interest rate	3.7%
Strike price	$12.875

Approximately $2.4 million, $2.6 million, $1.9 million and $2.9 million were recorded as a component of interest and other financial income in the condensed consolidated statements of operations for the change in the fair value of the Ares Put Option for the three and nine months ended September 30, 2022 and 2021, respectively.

11. Segment Reporting

The reportable segments were determined based on information reviewed by the chief operating decision maker for operational decision-making purposes and the segment information is prepared on the same basis that our chief operating decision maker reviews such financial information. The Company’s reportable segments are retail, wholesale, fleet fueling and GPMP. The Company defines segment earnings as operating income.

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

The fleet fueling segment, which was added to the Company’s business upon the closing of the Quarles Acquisition on July 22, 2022, includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations), and commissions from the sales of fuel using proprietary fuel cards that provide customers access to a nationwide network of fueling sites.

The GPMP segment includes GPM Petroleum LP (“GPMP”) and primarily includes the sale and supply of fuel to GPM and its subsidiaries that sell fuel in the retail and wholesale segments at GPMP’s cost of fuel (including taxes and transportation) plus a fixed margin (currently 5.0 cents per gallon), a fixed fee charged to sites in the fleet fueling segment (currently 5.0 cents per gallon sold), and the supply of fuel to a small number of independent dealers and bulk and spot purchasers.

The “All Other” segment includes the results of non-reportable segments which do not meet both quantitative and qualitive criteria as defined under ASC 280, Segment Reporting. The Company revised the composition of the “All Other” segment in the third quarter of 2022 in conjunction with the closing of the Quarles Acquisition.

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

Inter-segment transactions primarily included the distribution of fuel by GPMP to GPM and its subsidiaries that sell fuel (both in the retail and wholesale segments) and charges by GPMP to sites that sell fuel in the fleet fueling segment. The effect of these inter-segment transactions was eliminated in the condensed consolidated financial statements.

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended September 30, 2022	(in thousands)
Revenues
Fuel revenue	$1,028,323	$827,436	$120,813	$1,437	$1,565	$1,979,574
Merchandise revenue	445,822	—	—	—	—	445,822
Other revenues, net	16,651	5,693	923	261	723	24,251
Total revenues from external customers	1,490,796	833,129	121,736	1,698	2,288	2,449,647
Inter-segment	—	—	—	1,445,072	857	1,445,929
Total revenues from reportable segments	1,490,796	833,129	121,736	1,446,770	3,145	3,895,576
Operating income	84,849	10,459	6,629	23,388	245	125,570
Interest and financial expenses, net				(3,209)	—	(3,209)
Loss from equity investment					(44)	(44)
Net income from reportable segments						$122,317

	Retail	Wholesale	GPMP	All Other	Total
For the Three Months Ended September 30, 2021	(in thousands)
Revenues
Fuel revenue	$847,869	$730,847	$1,643	$—	$1,580,359
Merchandise revenue	434,652	—	—	—	434,652
Other revenues, net	14,488	5,275	287	—	20,050
Total revenues from external customers	1,297,009	736,122	1,930	—	2,035,061
Inter-segment	—	—	1,217,622	317	1,217,939
Total revenues from reportable segments	1,297,009	736,122	1,219,552	317	3,253,000
Operating income	75,285	5,837	24,593	317	106,032
Interest and financial expenses, net			(3,894)	—	(3,894)
Income tax expense				(55)	(55)
Income from equity investment				85	85
Net income from reportable segments					$102,168

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Nine Months Ended September 30, 2022	(in thousands)
Revenues
Fuel revenue	$3,000,839	$2,521,567	$120,813	$4,170	$1,565	$5,648,954
Merchandise revenue	1,244,558	—	—	—	—	1,244,558
Other revenues, net	49,642	17,148	923	773	723	69,209
Total revenues from external customers	4,295,039	2,538,715	121,736	4,943	2,288	6,962,721
Inter-segment	—	—	—	4,459,036	1,461	4,460,497
Total revenues from reportable segments	4,295,039	2,538,715	121,736	4,463,979	3,749	11,423,218
Operating income	202,375	27,658	6,629	65,794	849	303,305
Interest and financial expenses, net				(7,473)	—	(7,473)
Income tax benefit					177	177
Loss from equity investment					(7)	(7)
Net income from reportable segments						$296,002

	Retail	Wholesale	GPMP	All Other	Total
For the Nine Months Ended September 30, 2021	(in thousands)
Revenues
Fuel revenue	$2,192,889	$1,946,856	$4,324	$—	$4,144,069
Merchandise revenue	1,220,298	—	—	—	1,220,298
Other revenues, net	48,717	15,426	806	—	64,949
Total revenues from external customers	3,461,904	1,962,282	5,130	—	5,429,316
Inter-segment	—	—	3,130,015	951	3,130,966
Total revenues from reportable segments	3,461,904	1,962,282	3,135,145	951	8,560,282
Operating income	186,847	14,137	68,326	951	270,261
Interest and financial expenses, net			(11,594)	—	(11,594)
Income tax expense				(166)	(166)
Income from equity investment				105	105
Net income from reportable segments					$258,606

A reconciliation of total revenues from reportable segments to total revenues on the condensed consolidated statements of operations was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Total revenues from reportable segments	$3,895,576	$3,253,000	$11,423,218	$8,560,282
Other revenues, net	—	(38)	—	(123)
Elimination of inter-segment revenues	(1,445,929)	(1,217,939)	(4,460,497)	(3,130,966)
Total revenues	$2,449,647	$2,035,023	$6,962,721	$5,429,193

A reconciliation of net income from reportable segments to net income on the condensed consolidated statements of operations was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income from reportable segments	$122,317	$102,168	$296,002	$258,606
Amounts not allocated to segments:
Other revenues, net	—	(38)	—	(123)
Store operating expenses	576	1,118	1,907	2,370
General and administrative expenses	(35,245)	(31,941)	(98,521)	(89,011)
Depreciation and amortization	(24,218)	(20,187)	(69,523)	(66,017)
Other (expenses) income, net	(951)	56	(3,269)	(2,811)
Interest and other financial expenses, net	(16,587)	(10,851)	(36,241)	(44,399)
Income tax expense	(20,898)	(4,740)	(31,237)	(12,119)
Net income	$24,994	$35,585	$59,118	$46,496

12. Income Taxes

Internal Entity Realignment and Streamlining

In the third quarter of 2022, the Company, in order to streamline business operations and provide long term synergies and other cost savings, approved an internal restructuring of certain direct and indirect subsidiaries. The internal restructuring involves a series of steps, the majority of which were completed by the end of the third quarter of 2022. As part of the internal restructuring plan, the tax status of certain subsidiaries changed from nontaxable to taxable. Accordingly, the recognition and derecognition of certain deferred taxes are reflected in the continuing operations at the date the change in tax status occurs. The Company recorded a one-time non-cash tax expense in the amount of approximately $8.7 million for both the three and nine months ended September 30, 2022 in connection with the internal restructuring. The recording of this deferred tax expense aligned the Company’s deferred tax assets and liabilities to reflect the temporary differences between the financial statement and tax basis of the Company’s assets and liabilities at the time of the change in status.

13. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is subject to certain federal and state environmental laws and regulations associated with sites at which it stores and sells fuel and other fuel products, as well as at owned and leased locations leased or subleased to independent dealers. As of September 30, 2022 and December 31, 2021, environmental obligations totaled $12.5 million and $12.9 million, respectively. These amounts were recorded as other current and non-current liabilities in the condensed consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or changes in federal and/or state environmental regulations.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle it to be reimbursed for environmental loss mitigation. Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $4.9 million as of both September 30, 2022 and December 31, 2021, and were recorded as other current and non-current assets in the condensed consolidated balance sheets.

Purchase Commitments

In the ordinary course of business, the Company has entered into various purchase agreements related to its fuel supply, which include varying volume commitments. In light of the reduction in the number of gallons sold since the onset of the COVID-19 pandemic, certain of the Company’s principal fuel suppliers have waived the requirements under their agreements with the Company to purchase minimum quantities of gallons, including such requirements under the incentive agreements from such suppliers. As of September 30, 2022, the reduction in gallons sold did not affect the Company’s compliance with its commitments under the agreements with its principal suppliers.

Asset Retirement Obligations

As part of the fuel operations at its operated convenience stores, at most of the other owned and leased locations leased to independent dealers, and certain other independent dealer locations and proprietary cardlock locations, there are underground storage tanks for which the Company is responsible. The future cost to remove an underground storage tank is recognized over the estimated remaining useful life of the underground storage tank or the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. The estimated liability is based upon historical experience in removing underground storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The Company has recorded an asset retirement obligation of $64.1 million and $58.4 million at September 30, 2022 and December 31, 2021, respectively. The current portion of the asset retirement obligation is included in other current liabilities in the condensed consolidated balance sheets.

Program Agreement

In April 2022, GPM, together with an affiliate of Oak Street, entered into an amendment to the Program Agreement, which extended the term of the Program Agreement from one to two years and provides for up to $1.15 billion of capacity for the acquisition of convenience store and gas station real property by Oak Street, subject to the conditions contained in the Program Agreement, during the second year of the term, in addition to the approximately $130 million of funding utilized in July 2022 as described in Note 3, which is inclusive of purchase agreements that the Company or an affiliate thereof may from time to time enter into to acquire convenience stores and gas station real property from third-parties. The term of the Program Agreement, as amended, extends through May 2, 2023.

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

Overview

ARKO Corp. was incorporated under the laws of Delaware on August 26, 2020. Our shares of common stock, $0.0001 par value per share (“common stock”), and publicly-traded warrants are listed on the Nasdaq Stock Market (“Nasdaq”) and trade under the symbols “ARKO” and “ARKOW,” respectively. GPM Investments, LLC, a Delaware limited liability company, which we refer to as GPM, is our operating entity and our indirect wholly owned subsidiary.

Based in Richmond, VA, we are a leading independent convenience store operator and, as of September 30, 2022, we were the sixth largest convenience store chain in the United States (“U.S.”) ranked by store count, operating 1,383 retail convenience stores. As of September 30, 2022, we operated the stores under 19 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, ExpressStop, E-Z Mart®, fas mart®, fastmarket®, Handy Mart, Jiffi Stop®, Jiffy Stop, Li’l Cricket, Next Door Store®, Roadrunner Markets, Rstore, Scotchman®, shore stop®, Town Star, Village Pantry® and Young’s. As of September 30, 2022, we also supplied fuel to 1,670 independent dealers and operated 183 cardlock locations (unstaffed fueling locations) acquired in the Quarles Acquisition (as defined below), which closed on July 22, 2022. We are well diversified geographically and as of September 30, 2022, operated across 33 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States.

Our primary business is as a convenience store operator. As such, we derive a significant portion of our revenue from the retail sale of fuel and the products offered in our stores, resulting in our retail stores generating a large proportion of our profitability. Our retail stores offer a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. We have foodservice offerings at over 400 company-operated stores. The foodservice category includes hot and fresh foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. In addition, we operate over 90 branded quick service restaurants consisting of major national brands. We are currently continuing to work on expanding our pizza offerings through Sbarro, the Original New York Pizza, and other potential opportunities that we hope to introduce in the near future. Year to date, we have opened 13 Sbarro locations in 2022 and plan to open an additional five locations this quarter. We offer a value food menu consisting of items such as hot dogs and chicken sandwiches. Additionally, we provide a number of traditional convenience store services that generate additional income, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate revenues from car washes at approximately 90 of our locations.

We also derive revenue from the wholesale distribution of fuel and the sale of fuel at cardlock locations, and we earn commissions from the sales of fuel using proprietary fuel cards that provide customers access to a nationwide network of fueling sites. We believe these revenues result in stable, ratable cash flows which can quickly be deployed to pursue accretive acquisitions and investments in our retail stores. Additionally, these locations contribute to our overall size, which leads to economies of scale with our fuel and merchandise vendors.

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

Fleet Fueling Segment

The Quarles Acquisition (as defined below), which closed on July 22, 2022, added fleet fueling to our business, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations), and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites.

GPMP Segment

The GPMP segment includes the operations of GPM Petroleum LP, referred to as GPMP, which primarily sells and supplies fuel to GPM and its subsidiaries’ fuel-selling sites in the retail and wholesale segments at GPMP’s cost of fuel (including taxes and transportation) plus a fixed margin and a fixed fee charged to sites in the fleet fueling segment.

Trends Impacting Our Business

We have achieved strong store growth over the last several years, primarily by implementing a highly successful acquisition strategy. From 2013 through September 30, 2022, we completed 21 acquisitions. In July 2022, we completed our acquisition of 121 proprietary Quarles-branded cardlock sites and management of 63 third-party cardlock sites for fleet fueling operations, 46 independent dealer locations and a small transportation fleet (the “Quarles Acquisition”), which comprises a complementary business from which we believe we can grow and expand the Company’s fleet fueling platform (see Note 3 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q). Our store count has grown from 320 sites in 2011 to 3,236 sites as of September 30, 2022, of which 1,383 were operated as retail convenience stores, 1,670 were locations at which we supplied fuel to independent dealers and 183 were cardlock locations. These strategic acquisitions have had, and we expect will continue to have, a significant impact on our reported results and can make period to period comparisons of results difficult. In November 2021, we completed our acquisition of 36 Handy Mart retail convenience stores (the “Handy Mart Acquisition”), and in May 2021, we completed our acquisition of 60 ExpressStop retail convenience stores (collectively, the “2021 Acquisitions”). With our achievement of significant size and scale, we have enhanced our focus on organic growth, including implementing company-wide marketing and merchandising initiatives, which we believe will result in significant value accretion to all the assets we have acquired.

The following table provides a history of our acquisitions, conversions and closings for the periods noted, for the retail, wholesale and fleet fueling segments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Retail Segment	2022	2021	2022	2021
Number of sites at beginning of period	1,388	1,381	1,406	1,330
Acquired sites	—	—	—	61
Newly opened or reopened sites	—	—	—	1
Company-controlled sites converted to consignment locations or fuel supply locations, net	(2)	—	(9)	(3)
Closed, relocated or divested sites	(3)	(2)	(14)	(10)
Number of sites at end of period	1,383	1,379	1,383	1,379

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Wholesale Segment [1]	2022	2021	2022	2021
Number of sites at beginning of period	1,620	1,610	1,628	1,597
Acquired sites	46	—	46	—
Newly opened or reopened sites [2]	20	27	60	61
Consignment or fuel supply locations converted from Company-controlled sites, net	2	—	9	3
Closed, relocated or divested sites	(18)	(4)	(73)	(28)
Number of sites at end of period	1,670	1,633	1,670	1,633

1 Excludes bulk and spot purchasers.

2 Includes all signed fuel supply agreements irrespective of fuel distribution commencement date.

For the Three and Nine Months Ended
Fleet Fueling Segment	September 30, 2022
Number of sites at beginning of period	—
Acquired sites	184
Closed, relocated or divested sites	(1)
Number of sites at end of period	183

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

The cost of our main products, gasoline and diesel fuel, is greatly impacted by the wholesale cost of fuel in the United States. We attempt to pass wholesale fuel cost changes through to our customers through retail price changes; however, we are not always able to do so. Competitive conditions primarily affect the timing of any related increase or decrease in retail prices. As a result, we tend to experience lower fuel margins when the cost of fuel is increasing gradually over a longer period and higher fuel margins when the cost of fuel is declining or more volatile over a shorter period of time. For the nine months ended September 30, 2022 and the year ended December 31, 2021, we experienced historically high fuel margins as a result of the volatile market for gasoline and diesel fuel. Depending on future market and geopolitical conditions, the supply of fuel, including diesel fuel in particular, may become constrained. We maintain terminal storage of diesel fuel for short-term supply needs.

Additionally, the United States economy has continued to experience inflationary pressures, which reduces consumer purchasing power. If this trend continues or increases, it could impact demand and seasonal travel patterns, which could reduce future sales volumes.

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

Business Highlights

Increased merchandise contribution and fuel contribution at same stores combined with an increase in fuel contribution in our wholesale segment positively impacted our results of operations during the third quarter of 2022. In addition, the Quarles Acquisition and the Handy Mart Acquisition contributed to the improvement in our results of operations for the third quarter of 2022, as compared to the third quarter of 2021. Store operating expenses increased in the third quarter of 2022 as compared to the third quarter of 2021, primarily due to higher personnel costs and credit card fees. General and administrative expenses also increased in the third quarter of 2022 as compared to the third quarter of 2021, primarily as a result of expenses associated with the Quarles Acquisition, wage increases and share-based compensation expense.

COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Throughout the pandemic, our locations have continued to operate and have remained open to the public because convenience store operations and gas stations have been deemed essential businesses by numerous federal and state authorities, including the U.S. Department of Homeland Security, and therefore were exempt from many of the closure orders that were imposed on other U.S. businesses.

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

Results of Operations for the three and nine months ended September 30, 2022 and 2021

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

Consolidated Results

The table below shows our consolidated results for the three and nine months ended September 30, 2022 and 2021, together with certain key metrics.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:	(in thousands)
Fuel revenue	$1,979,574	$1,580,359	$5,648,954	$4,144,069
Merchandise revenue	445,822	434,652	1,244,558	1,220,298
Other revenues, net	24,251	20,012	69,209	64,826
Total revenues	2,449,647	2,035,023	6,962,721	5,429,193
Operating expenses:
Fuel costs	1,824,437	1,459,664	5,250,105	3,819,571
Merchandise costs	306,930	301,533	866,110	866,239
Store operating expenses	189,582	164,432	534,197	464,038
General and administrative	35,954	32,696	100,695	91,270
Depreciation and amortization	26,061	22,031	75,050	71,546
Total operating expenses	2,382,964	1,980,356	6,826,157	5,312,664
Other expenses (income), net	951	(56)	3,269	2,811
Operating income	65,732	54,723	133,295	113,718
Interest and other financial expenses, net	(19,796)	(14,428)	(43,110)	(55,042)
Income before income taxes	45,936	40,295	90,185	58,676
Income tax expense	(20,898)	(4,795)	(31,060)	(12,285)
(Loss) income from equity investment	(44)	85	(7)	105
Net income	$24,994	$35,585	$59,118	$46,496
Less: Net income attributable to non-controlling interests	51	51	182	179
Net income attributable to ARKO Corp.	$24,943	$35,534	$58,936	$46,317
Series A redeemable preferred stock dividends	(1,449)	(1,449)	(4,301)	(4,285)
Net income attributable to common shareholders	$23,494	$34,085	$54,635	$42,032
Fuel gallons sold	520,662	539,202	1,462,388	1,509,909
Fuel margin, cents per gallon[1]	29.8	22.4	27.3	21.5
Merchandise contribution[2]	138,892	133,119	$378,448	$354,059
Merchandise margin[3]	31.2%	30.6%	30.4%	29.0%
Adjusted EBITDA[4]	99,468	80,183	228,621	$198,203

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

2 Calculated as merchandise revenue less merchandise costs.

3 Calculated as merchandise contribution divided by merchandise revenue.

4 Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021

For the three months ended September 30, 2022, fuel revenue increased by $399.2 million, or 25.3%, compared to the third quarter of 2021. The increase in fuel revenue was attributable primarily to a significant increase in the average price of fuel compared to the third quarter of 2021, as well as incremental gallons sold related to the Quarles Acquisition and the Handy Mart Acquisition, which was partially offset by fewer gallons sold at same stores in the third quarter of 2022 compared to the third quarter of 2021.

For the three months ended September 30, 2022, merchandise revenue increased by $11.2 million, or 2.6%, compared to the third quarter of 2021, primarily due to the Handy Mart Acquisition and an increase in same store merchandise revenues. Offsetting these increases was a decrease in merchandise revenue from underperforming retail stores that we closed or converted to dealer-operated sites.

For the three months ended September 30, 2022, other revenue increased by $4.2 million, or 21.2%, compared to the third quarter of 2021, primarily due to additional revenue from the Quarles Acquisition and the Handy Mart Acquisition and an increase in income from gaming machines.

For the three months ended September 30, 2022, total operating expenses increased by $402.6 million, or 20.3%, compared to the third quarter of 2021. Fuel costs increased $364.8 million, or 25.0%, compared to the third quarter of 2021 due to fuel sold at higher average costs, partially offset by lower volumes. Merchandise costs increased $5.4 million, or 1.8%, compared to the third quarter of 2021, primarily due to increased costs related to the Handy Mart Acquisition and a corresponding increase in same store merchandise sales. For the three months ended September 30, 2022, store operating expenses increased $25.2 million, or 15.3%, compared to the third quarter of 2021 due to incremental expenses as a result of the Quarles Acquisition and the Handy Mart Acquisition and an increase in expenses at same stores.

For the three months ended September 30, 2022, general and administrative expenses increased $3.3 million, or 10.0%, compared to the third quarter of 2021, primarily due to expenses associated with the Quarles Acquisition, annual wage increases, share-based compensation expense, higher transportation costs and non-recurring costs related to the internal entity realignment and streamlining (see Note 12 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q) and other legal costs.

For the three months ended September 30, 2022, depreciation and amortization expenses increased $4.0 million, or 18.3%, compared to the third quarter of 2021 primarily due to assets acquired in the previous twelve month period, largely in connection with the Quarles Acquisition and the Handy Mart Acquisition.

For the three months ended September 30, 2022, other expenses, net increased by $1.0 million, compared to the third quarter of 2021 primarily due to an increase in acquisition costs and greater losses on disposal of assets and impairment charges in the third quarter of 2022 which was partially offset by greater income recorded for the fair value adjustment of contingent consideration in the third quarter of 2022.

Operating income was $65.7 million for the third quarter of 2022 compared to $54.7 million for the third quarter of 2021. The increase was primarily due to strong fuel and merchandise results along with incremental income from the Quarles Acquisition and the Handy Mart Acquisition, which was partially offset by an increase in store operating expenses and general and administrative expenses.

For the three months ended September 30, 2022, interest and other financial expenses, net increased by $5.4 million compared to the third quarter of 2021, primarily related to an increase of $2.9 million in expense recorded for fair value adjustments for the Public Warrants, Private Warrants and Deferred Shares (each as defined in Note 10 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q), as well as lower rate debt outstanding in 2021.

For the three months ended September 30, 2022 and 2021, income tax expense was $20.9 million and $4.8 million, respectively, which increase was due in part to a one-time non-cash tax expense in the amount of approximately $8.7 million for the three months ended September 30, 2022 the Company recorded in connection with the internal entity realignment and streamlining and recording of a tax benefit for the three months ended September 30, 2021 of approximately $5.5 million as a result of releasing a valuation allowance previously recorded.

For the three months ended September 30, 2022 and 2021, net income attributable to the Company was $24.9 million and $35.5 million, respectively.

For the three months ended September 30, 2022, Adjusted EBITDA was $99.5 million compared to $80.2 million for the three months ended September 30, 2021. The Quarles Acquisition contributed approximately $8.0 million of Adjusted EBITDA for the third quarter of 2022, and the Handy Mart Acquisition contributed approximately $3.8 million of incremental Adjusted EBITDA for the third quarter of 2022. Increased merchandise contribution and fuel contribution in both the retail and wholesale segments also positively impacted Adjusted EBITDA for the third quarter of 2022, as compared to the third quarter of 2021, which was partially offset by higher personnel costs, higher credit card fees related to an increase in the retail price of fuel and an increase in general and administrative expenses primarily related to expenses associated with the Quarles Acquisition. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021

For the nine months ended September 30, 2022, fuel revenue increased by $1,504.9 million, or 36.3%, compared to the first three quarters of 2021. The increase in fuel revenue was attributable primarily to a significant increase in the average price of fuel compared to the first three quarters of 2021, as well as incremental gallons sold related to the Quarles Acquisition and the 2021 Acquisitions, which was partially offset by fewer gallons sold at same stores in the first three quarters of 2022 compared to the first three quarters of 2021.

For the nine months ended September 30, 2022, merchandise revenue increased by $24.3 million, or 2.0%, compared to the first three quarters of 2021 primarily due to the 2021 Acquisitions. Offsetting these increases were decreases in same store merchandise sales and merchandise revenue from underperforming retail stores that we closed or converted to dealer-operated sites.

For the nine months ended September 30, 2022, other revenue increased by $4.4 million, or 6.8%, compared to the first three quarters of 2021 primarily due to additional revenue from the Quarles Acquisition and the 2021 Acquisitions and an increase in income from gaming machines, which was partially offset by lower lottery commissions.

For the nine months ended September 30, 2022, total operating expenses increased by $1,513.5 million, or 28.5%, compared to the first three quarters of 2021. Fuel costs increased $1,430.5 million, or 37.5%, compared to the first three quarters of 2021 due to fuel sold at higher average cost, partially offset by lower volumes. Merchandise costs were similar with those in the first three quarters of 2021, as the decrease in same store merchandise sales was offset by increased costs related to the 2021 Acquisitions. For the nine months ended September 30, 2022, store operating expenses increased $70.2 million, or 15.1%, compared to the first three quarters of 2021 due to incremental expenses as a result of the Quarles Acquisition and the 2021 Acquisitions and an increase in expenses at same stores.

For the nine months ended September 30, 2022, general and administrative expenses increased $9.4 million, or 10.3%, compared to the first three quarters of 2021, primarily due to expenses associated with the Quarles Acquisition, annual wage increases, share-based compensation expense, higher transportation costs and non-recurring costs related to the internal entity realignment and streamlining and other legal costs.

For the nine months ended September 30, 2022, depreciation and amortization expenses increased $3.5 million, or 4.9%, compared to the first three quarters of 2021 primarily due to assets acquired in the previous twelve month period, largely in connection with the Quarles Acquisition and the 2021 Acquisitions.

For the nine months ended September 30, 2022, other expenses, net increased by $0.5 million compared to the first three quarters of 2021, primarily due to higher acquisition costs and greater on losses on disposal of assets and impairment charges in the first three quarters of 2022 which was partially offset by greater income recorded for the fair value adjustment of contingent consideration in the first three quarters of 2022.

Operating income was $133.3 million for the first three quarters of 2022 compared to $113.7 million for the first three quarters of 2021. The increase was primarily due to strong fuel and merchandise results along with incremental income from the Quarles Acquisition and the 2021 Acquisitions which was partially offset by an increase in store operating expenses and general and administrative expenses.

For the nine months ended September 30, 2022, interest and other financial expenses, net decreased by $11.9 million compared to the first three quarters of 2021, primarily related to a reduction of $13.1 million in expenses recorded for fair value adjustments for the Public Warrants, Private Warrants and Deferred Shares, which were partially offset by a net period-over-period decrease in foreign currency gains recorded of $1.4 million and lower rate debt outstanding in 2021. In addition, $4.5 million of additional interest expense was recorded in the first quarter of 2021 for the early redemption of the Bonds (Series C).

For the nine months ended September 30, 2022 and 2021, income tax expense was $31.1 million and $12.3 million, respectively, which increase was due in part to a one-time non-cash tax expense in the amount of approximately $8.7 million for the nine months ended September 30, 2022 the Company recorded in connection with the internal entity realignment and streamlining and recording of a tax benefit for the nine months ended September 30, 2021 of approximately $5.5 million as a result of releasing a valuation allowance previously recorded.

For the nine months ended September 30, 2022 and 2021, net income attributable to the Company was $58.9 million and $46.3 million, respectively.

For the nine months ended September 30, 2022, Adjusted EBITDA was $228.6 million compared to $198.2 million for the nine months ended September 30, 2021. The Quarles Acquisition contributed approximately $8.0 million of Adjusted EBITDA and the 2021 Acquisitions contributed approximately $12.1 million of incremental Adjusted EBITDA both for the first three quarters of 2022. Increased merchandise contribution and fuel contribution in both the retail and wholesale segments also positively impacted Adjusted EBITDA for the first three quarters of 2022, as compared to the first three quarters of 2021, which was partially offset by higher personnel costs, higher credit card fees related to an increase in the retail price of fuel and an increase in general and administrative expenses primarily related to annual wage increases and expenses associated with the Quarles Acquisition. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Segment Results

Retail Segment

The table below shows the results of the retail segment for the three and nine months ended September 30, 2022 and 2021, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:	(in thousands)
Fuel revenue	$1,028,323	$847,869	$3,000,839	$2,192,889
Merchandise revenue	445,822	434,652	1,244,558	1,220,298
Other revenues, net	16,651	14,488	49,642	48,717
Total revenues	1,490,796	1,297,009	4,295,039	3,461,904
Operating expenses:
Fuel costs	923,966	765,190	2,726,662	1,971,278
Merchandise costs	306,930	301,533	866,110	866,239
Store operating expenses	175,051	155,001	499,892	437,540
Total operating expenses	1,405,947	1,221,724	4,092,664	3,275,057
Operating income	$84,849	$75,285	$202,375	$186,847
Fuel gallons sold	262,010	280,079	754,811	771,158
Same store fuel gallons sold decrease (%)[1]	(9.7%)	(1.4%)	(8.0%)	(1.6%)
Fuel margin, cents per gallon[2]	44.8	34.5	41.3	33.7
Same store merchandise sales increase (decrease) (%)[1]	0.7%	(1.3%)	(1.8%)	2.1%
Same store merchandise sales excluding cigarettes increase (%)[1]	4.3%	1.8%	2.0%	4.8%
Merchandise contribution[3]	$138,892	$133,119	$378,448	$354,059
Merchandise margin[4]	31.2%	30.6%	30.4%	29.0%

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

Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021

Retail Revenues

For the three months ended September 30, 2022, fuel revenue increased by $180.5 million, or 21.3%, compared to the third quarter of 2021. The increase in fuel revenue was attributable to a $0.89 per gallon increase in the average retail price of fuel in the third quarter of 2022 as compared to the same period in 2021, which was offset by a decrease in gallons sold at same stores of approximately 9.7%, or 26.4 million gallons, primarily due to managing both volume and margin to optimize overall fuel margin dollars. Additionally, the Handy Mart Acquisition contributed 13.8 million gallons sold, or $52.2 million in fuel revenue. Underperforming retail stores, which were closed or converted to independent dealers over the last 12 months in order to optimize profitability, negatively impacted gallons sold during the third quarter of 2022.

For the three months ended September 30, 2022, merchandise revenue increased by $11.2 million, or 2.6%, compared to the third quarter of 2021. The Handy Mart Acquisition contributed approximately $15.3 million of merchandise revenue. Same store merchandise sales increased $3.0 million, or 0.7%, for the third quarter of 2022 compared to the third quarter of 2021. Same store merchandise sales increased primarily due to higher packaged beverages, center-store items, beer and wine, other tobacco products and franchise revenue as a result of marketing initiatives, including expanded category assortments, new franchise locations and investments in coolers and freezers, which was partially offset by lower revenue from cigarettes and reduced demand for essential products. In addition, there was a decrease in merchandise revenue from underperforming retail stores that were closed or converted to independent dealers.

For the three months ended September 30, 2022, other revenues, net increased by $2.2 million, or 14.9%, compared to the third quarter of 2021, primarily related to an increase in income from gaming machines.

Retail Operating Income

For the three months ended September 30, 2022, fuel margin increased compared to the same period in 2021, primarily related to incremental fuel profit from the Handy Mart Acquisition of approximately $4.4 million and an increase in same store fuel profit of $17.8 million (excluding intercompany charges by GPMP). Fuel margin per gallon at same stores for the third quarter of 2022 was 45.6 cents per gallon, as compared to 34.6 cents per gallon for the third quarter of 2021.

For the three months ended September 30, 2022, merchandise contribution increased $5.8 million, or 4.3%, compared to the same period in 2021, and merchandise margin increased to 31.2% as compared to 30.6% in the prior period. The increase was due to $5.2 million in merchandise contribution from the Handy Mart Acquisition and an increase in merchandise contribution at same stores of $2.6 million. Merchandise contribution at same stores increased in the third quarter of 2022 primarily due to higher contribution from packaged beverages, center-store items, beer and wine, and franchises, which was partially offset by lower contribution from cigarettes. Merchandise margin at same stores was 30.9% in the third quarter of 2022 compared to 30.5% in the third quarter of 2021.

For the three months ended September 30, 2022, store operating expenses increased $20.1 million, or 12.9%, compared to the three months ended September 30, 2021 due to $6.8 million of expenses related to the Handy Mart Acquisition and an increase in expenses at same stores, including $10.3 million of higher personnel costs, or 17.4%, and $2.8 million higher credit card fees, or 13.9%, due to higher retail prices. The increase in store operating expenses was partially offset by underperforming retail stores that we closed or converted to independent dealers.

Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021

Retail Revenues

For the nine months ended September 30, 2022, fuel revenue increased by $808.0 million, or 36.8%, compared to the first three quarters of 2021. The increase in fuel revenue was attributable to a $1.14 per gallon increase in the average retail price of fuel in the first three quarters of 2022 as compared to the same period in 2021, which was offset by a decrease in gallons sold at same stores of approximately 8.0%, or 59.8 million gallons, primarily due to managing both volume and margin to optimize overall fuel margin dollars. Additionally, the 2021 Acquisitions contributed an incremental 54.5 million gallons sold, or $220.6 million in fuel revenue. Underperforming retail stores, which were closed or converted to independent dealers over the last 12 months in order to optimize profitability, negatively impacted gallons sold during the first three quarters of 2022.

For the nine months ended September 30, 2022, merchandise revenue increased by $24.3 million, or 2.0%, compared to the first three quarters of 2021. The 2021 Acquisitions contributed approximately $61.3 million of incremental merchandise revenue. Same store merchandise sales decreased $20.9 million, or 1.8%, for the first three quarters of 2022 compared to the first three quarters of 2021. Same store merchandise sales decreased primarily due to lower revenue from cigarettes and reduced demand for essential products, which was partially offset by higher packaged beverages, center-store items, frozen food, beer and wine, other tobacco products and franchise revenue as a result of marketing initiatives, including expanded category assortments, new franchise locations and investments in coolers and freezers. In addition, there was a decrease in merchandise revenue from underperforming retail stores that were closed or converted to independent dealers.

For the nine months ended September 30, 2022, other revenues, net increased by $0.9 million, or 1.9%, compared to the first three quarters of 2021, primarily related to an increase in income from gaming machines and additional revenue from the 2021 Acquisitions, which were partially offset by lower lottery commissions.

Retail Operating Income

For the nine months ended September 30, 2022, fuel margin increased compared to the same period in 2021, primarily related to incremental fuel profit from the 2021 Acquisitions of approximately $18.4 million and an increase in same store fuel profit of $36.1 million (excluding intercompany charges by GPMP). Fuel margin per gallon at same stores for the first three quarters of 2022 was 42.1 cents per gallon, as compared to 33.9 cents per gallon for the first three quarters of 2021.

For the nine months ended September 30, 2022, merchandise contribution increased $24.4 million, or 6.9%, compared to the same period in 2021, and merchandise margin increased to 30.4% as compared to 29.0% in the prior period. The increase was due to $18.7 million in incremental merchandise contribution from the 2021 Acquisitions and an increase in merchandise contribution at same stores of $9.9 million. Merchandise contribution at same stores increased in the first three quarters of 2022 primarily due to higher contribution from packaged beverages, center-store items, beer and wine, other tobacco products and franchises which was partially offset by lower contribution from cigarettes. Merchandise margin at same stores was 30.2% in the first three quarters of 2022 compared to 28.9% in the first three quarters of 2021.

For the nine months ended September 30, 2022, store operating expenses increased $62.4 million, or 14.3%, compared to the nine months ended September 30, 2021 due to approximately $29 million of incremental expenses related to the 2021 Acquisitions and an increase in expenses at same stores, including $25.0 million of higher personnel costs, or 15.2%, and $9.8 million of higher credit card fees, or 18.4%, due to higher retail prices. The increase in store operating expenses were partially offset by underperforming retail stores that we closed or converted to independent dealers.

Wholesale Segment

The table below shows the results of the wholesale segment for the three and nine months ended September 30, 2022 and 2021, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:			(in thousands)
Fuel revenue	$827,436	$730,847	$2,521,567	$1,946,856
Other revenues, net	5,693	5,275	17,148	15,426
Total revenues	833,129	736,122	2,538,715	1,962,282
Operating expenses:
Fuel costs	812,336	719,736	2,479,618	1,919,277
Store operating expenses	10,334	10,549	31,439	28,868
Total operating expenses	822,670	730,285	2,511,057	1,948,145
Operating income	$10,459	$5,837	$27,658	$14,137
Fuel gallons sold – fuel supply locations	189,537	215,428	563,642	613,834
Fuel gallons sold – consignment agent locations	41,145	42,970	115,138	122,845
Fuel margin, cents per gallon[1] – fuel supply locations	6.9	5.8	7.0	5.5
Fuel margin, cents per gallon[1] – consignment agent locations	32.7	26.9	31.4	24.9

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed margin paid to GPMP for the cost of fuel.

Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021

Wholesale Revenues

For the three months ended September 30, 2022, fuel revenue increased by $96.6 million, or 13.2%, compared to the third quarter of 2021. Wholesale revenues benefited from a significant increase in the average price of fuel in the third quarter of 2022 as compared to the third quarter of 2021, which was partially offset by a 10.7% reduction in gallons sold. Of total gallons sold, the Quarles Acquisition contributed 5.0 million. Of the total increase in fuel revenue, approximately $71.7 million of the increase was attributable to fuel supply locations.

Wholesale Operating Income

For the three months ended September 30, 2022, fuel contribution increased approximately $2.6 million (excluding intercompany charges by GPMP), of which approximately $1.0 million was attributable to the Quarles Acquisition. At fuel supply locations, fuel contribution increased by $0.9 million (excluding intercompany charges by GPMP), and fuel margin increased over the third quarter of 2021 primarily due to contribution from the Quarles Acquisition, greater prompt pay discounts related to higher fuel costs and greater fuel rebates. At consignment agent locations, fuel contribution increased $1.7 million (excluding intercompany charges by GPMP) and fuel margin also increased over the third quarter of 2021 primarily due to contribution from the Quarles Acquisition, greater prompt pay discounts related to higher fuel costs, greater fuel rebates and improved rack-to-retail margins.

For the three months ended September 30, 2022, store operating expenses decreased $0.2 million compared to the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021

Wholesale Revenues

For the nine months ended September 30, 2022, fuel revenue increased by $574.7 million compared to the first three quarters of 2021. Wholesale revenues benefited from a significant increase in the average price of fuel in the first three quarters of 2022 as compared to the first three quarters of 2021, which was partially offset by a 7.9% reduction in gallons sold. Of total gallons sold, the Quarles Acquisition contributed 5.0 million. Of the total increase in fuel revenue, approximately $472.4 million of the increase was attributable to fuel supply locations.

Wholesale Operating Income

For the nine months ended September 30, 2022, fuel contribution increased approximately $11.5 million (excluding intercompany charges by GPMP), of which approximately $1.0 million was attributable to the Quarles Acquisition. At fuel supply locations, fuel contribution increased by $6.0 million (excluding intercompany charges by GPMP), and fuel margin increased over the first three quarters of 2021 primarily due to greater prompt pay discounts related to higher fuel costs, greater fuel rebates and contribution from the Quarles Acquisition. At consignment agent locations, fuel contribution increased $5.5 million (excluding intercompany charges by GPMP) and fuel margin also increased over the first three quarters of 2021 primarily due to greater prompt pay discounts related to higher fuel costs, greater fuel rebates, improved rack-to-retail margins and contribution from the Quarles Acquisition.

For the nine months ended September 30, 2022, store operating expenses increased $2.6 million compared to the nine months ended September 30, 2021.

Fleet Fueling Segment

The table below shows the results of the fleet fueling segment for the three and nine months ended September 30, 2022, together with certain key metrics for the segment. Because we added the fleet fueling segment only upon consummation of the Quarles Acquisition in July 2022, results for this segment are the same for both the three and nine months ended September 30, 2022, and there are no comparable periods in 2021.

For the Three and Nine Months Ended
September 30, 2022
Revenues:
Fuel revenue	$120,813
Other revenues, net	923
Total revenues	121,736
Operating expenses:
Fuel costs	111,162
Store operating expenses	3,945
Total operating expenses	115,107
Operating income	$6,629
Fuel gallons sold – proprietary cardlock locations	26,064
Fuel gallons sold – third-party cardlock locations	1,297
Fuel margin, cents per gallon[1] – proprietary cardlock locations	41.8
Fuel margin, cents per gallon[1] – third-party cardlock locations	4.8

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed fee charged by GPMP to sites in the fleet fueling segment.

Three and Nine Months Ended September 30, 2022

Fleet Fueling Revenues

For the three and nine months ended September 30, 2022, fuel revenue was positively impacted by a high average price of diesel fuel in the third quarter of 2022.

Fleet Fueling Operating Income

For the three and nine months ended September 30, 2022, fuel contribution was approximately $11.0 million (excluding intercompany charges by GPMP), and was positively impacted by historically high rack-to-retail margins.

GPMP Segment

The table below shows the results of the GPMP segment for the three and nine months ended September 30, 2022 and 2021, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:	(in thousands)
Fuel revenue - inter-segment	$1,443,638	$1,217,622	$4,457,602	$3,130,015
Fuel revenue - external customers	1,437	1,643	4,170	4,324
Other revenues, net	261	287	773	806
Other revenues, net - inter-segment	1,434	—	1,434	—
Total revenues	1,446,770	1,219,552	4,463,979	3,135,145
Operating expenses:
Fuel costs	1,420,830	1,192,360	4,390,484	3,059,031
General and administrative expenses	709	755	2,174	2,259
Depreciation and amortization	1,843	1,844	5,527	5,529
Total operating expenses	1,423,382	1,194,959	4,398,185	3,066,819
Operating income	$23,388	$24,593	$65,794	$68,326
Fuel gallons sold - inter-segment	484,734	537,911	1,424,201	1,505,300
Fuel gallons sold - external customers	443	725	1,270	2,072
Fuel margin, cents per gallon[1]	5.0	5.0	5.0	5.0

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021

GPMP Revenues

For the three months ended September 30, 2022, fuel revenue increased by $225.8 million compared to the third quarter of 2021. The increase in fuel revenue was attributable to a significant increase in the average price of fuel, which was partially offset by a decrease in gallons sold as compared to the third quarter of 2021.

For both the three months ended September 30, 2022 and 2021, other revenues, net were $0.3 million, and primarily related to rental income from certain sites leased to independent dealers. Inter-segment other revenues, net related to the fixed fee primarily charged to sites in the fleet fueling segment (currently 5.0 cents per gallon sold) which began in July 2022.

GPMP Operating Income

Fuel margin decreased by $2.7 million for the third quarter of 2022, as compared to the third quarter of 2021, primarily due to fewer gallons sold to the retail and wholesale segments at a fixed margin.

For the three months ended September 30, 2022, total general, administrative, depreciation and amortization expenses were similar with those in the comparable prior year period.

Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021

GPMP Revenues

For the nine months ended September 30, 2022, fuel revenue increased by $1,327.4 million compared to the first three quarters of 2021. The increase in fuel revenue was attributable to a significant increase in the average price of fuel, which was partially offset by a decrease in gallons sold as compared to the first three quarters of 2021.

For both the nine months ended September 30, 2022 and 2021, other revenues, net were $0.8 million, and primarily related to rental income from certain sites leased to independent dealers. Inter-segment other revenues, net related to the fixed fee primarily charged to sites in the fleet fueling segment (currently 5.0 cents per gallon sold) which began in July 2022.

GPMP Operating Income

Fuel margin decreased by $4.0 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to fewer gallons sold to the retail and wholesale segments at a fixed margin.

For the nine months ended September 30, 2022, total general, administrative, depreciation and amortization expenses were similar with those in the comparable prior year period.

Use of Non-GAAP Measures

We disclose certain measures on a “same store basis,” which is a non-GAAP measure. Information disclosed on a “same store basis” excludes the results of any store that is not a “same store” for the applicable period. A store is considered a same store beginning in the first quarter in which the store had a full quarter of activity in the prior year. We believe that this information provides greater comparability regarding our ongoing operating performance. Neither this measure nor those described below should be considered an alternative to measurements presented in accordance with generally accepted accounting principles in the United States (“GAAP”).

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

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$24,994	$35,585	$59,118	$46,496
Interest and other financing expenses, net	19,796	14,428	43,110	55,042
Income tax expense	20,898	4,795	31,060	12,285
Depreciation and amortization	26,061	22,031	75,050	71,546
EBITDA	91,749	76,839	208,338	185,369
Non-cash rent expense (a)	1,977	1,424	5,714	4,773
Acquisition costs (b)	1,673	1,182	3,177	3,781
Loss on disposal of assets and impairment charges (c)	1,418	923	3,389	1,898
Share-based compensation expense (d)	3,145	1,613	9,027	4,127
Loss (income) from equity investment (e)	44	(85)	7	(105)
Adjustment to contingent consideration (f)	(1,550)	(1,740)	(2,076)	(1,740)
Internal entity realignment and streamlining (g)	408	—	408	—
Other (h)	604	27	637	100
Adjusted EBITDA	$99,468	$80,183	$228,621	$198,203

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
(g)
Eliminates non-recurring charges related to our internal entity realignment and streamlining.
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

As of September 30, 2022, we were in a strong liquidity position of approximately $678 million, consisting of approximately $283 million of cash and approximately $395 million of availability under our lines of credit. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations, from our existing cash balances. As of September 30, 2022, we had no outstanding borrowings under our $140.0 million PNC Line of Credit (as defined below), $0.9 million of unused availability under the M&T equipment line of credit, described below, and $261.0 million of unused availability under our $500.0 million Capital One Line of Credit (as defined below), which we can seek to increase up to $700.0 million, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms.

In the third quarter of 2022, we fully repaid GPMP’s outstanding obligations under the GPMP PNC Term Loan (as defined below), which was secured by U.S. Treasuries equal to approximately 98% of the outstanding principal amount of such term loan, by utilizing proceeds from the sale of those securities and other cash on hand, and terminated the term loan and security agreement governing such term loan.

Our board of directors (the “Board”) declared quarterly dividends of $0.02 per share of common stock: paid on March 29, 2022 to stockholders of record as of March 15, 2022, totaling approximately $2.5 million; paid on June 15, 2022 to stockholders of record as of May 31, 2022, totaling approximately $2.4 million; and paid on September 12, 2022 to stockholders of record as of August 29, 2022, totaling approximately $2.4 million. Our Board also declared a quarterly dividend of $0.03 per share of common stock, to be paid on December 6, 2022 to stockholders of record as of November 22, 2022. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will evaluate dividend payments within the context of our overall capital allocation strategy on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends.

In February 2022, we also announced that our Board had authorized a share repurchase program for up to an aggregate of $50 million of our outstanding shares of common stock. During the nine months ended September 30, 2022, we repurchased approximately 4.5 million shares of common stock under the repurchase program for approximately $39.0 million, or an average share price of $8.60. The share repurchase program does not have a stated expiration date. Whether and the extent to which we repurchase shares depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c)of the Exchange Act, privately negotiated transactions, pursuant to accelerated share repurchase agreements entered into with one or more counterparties, or otherwise.

To date, we have funded capital expenditures primarily through funds generated from operations, funds received from vendors, sale-leaseback transactions, the issuance of debt, and existing cash. Future capital required to finance operations, acquisitions, and raze-and-rebuild, remodel and update stores is expected to come from cash on hand, cash generated by operations, availability under lines of credit, and additional long-term debt and equipment leases as circumstances may dictate. In both the short-term and long-term, we currently expect that our capital spending program will be primarily focused on expanding our store base through acquisitions, razing-and-rebuilding, remodeling and updating stores, and maintaining our owned properties and equipment, including upgrading all fuel dispensers to be EMV-compliant. We expect to spend a total of approximately $8.0 million in the current year and approximately $10.0 million in 2023 to upgrade all our fuel dispensers to be EMV-compliant. We do not expect such capital needs to adversely affect liquidity.

Cash Flows for the Nine Months Ended September 30, 2022 and 2021

Net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2022 and 2021 were as follows:

	For the Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$139,763	$119,547
Investing activities	(64,793)	(105,187)
Financing activities	(49,835)	(35,792)
Effect of exchange rates	(109)	(1,440)
Total	$25,026	$(22,872)

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

For the nine months ended September 30, 2022, cash flows provided by operating activities were $139.8 million compared to $119.5 million for the nine months ended September 30, 2021. The increase was primarily the result of approximately $7.2 million of lower net tax payments, approximately $6.4 million of lower net interest payments and an increase in Adjusted EBITDA primarily generated from an increase in merchandise and fuel contribution at same stores as well as the 2021 Acquisitions, which was partially offset by changes in working capital primarily as a result of higher fuel costs and the impact of the Quarles Acquisition in which we invested in excess of $20 million in trade receivables and inventory net of accounts payable.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the nine months ended September 30, 2022, cash used in investing activities decreased by $40.4 million compared to the nine months ended September 30, 2021. For the nine months ended September 30, 2022, we spent $72.9 million for capital expenditures, including the purchase of certain fee properties, bean-to-cup coffee equipment, upgrades to fuel dispensers and other investments in our stores, and a net amount of $55.1 million for the Quarles Acquisition, which does not include the purchase price paid by the real estate fund involved in that transaction. This decrease was partially offset by a $58.9 million decrease in short-term investments of which $31.8 million was used to repay long-term debt and the remainder converted into cash on hand. For the nine months ended September 30, 2021, we spent $48.1 million for capital expenditures, including the purchase of certain fee properties, and a net amount of $59.2 million for the acquisition of ExpressStop (the “ExpressStop Acquisition”), net of the proceeds paid by one of the real estate funds involved in that transaction. The proceeds paid from a second real estate fund involved in the ExpressStop Acquisition of $43.6 million were included in financing activity, reflecting a net cash outflow on the ExpressStop Acquisition of $15.6 million for the nine months ended September 30, 2021.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount of our lines of credit and debt, distributions to non-controlling interests and issuance of common and preferred stock, net of dividends paid and common stock repurchases.

For the nine months ended September 30, 2022, financing activities consisted primarily of net borrowings of $9.1 million for long-term debt, repayments of $5.0 million for financing leases, $2.1 million for additional consideration payments related to the 2020 Empire acquisition, $7.3 million for dividend payments on common stock, $4.3 million for dividend payments on the Series A redeemable preferred stock and $40.0 million for common stock repurchases. For the nine months ended September 30, 2021, financing activities consisted primarily of net payments of $63.9 million for long-term debt, including the early redemption of the Bonds (Series C), repayments of $6.1 million for financing leases, $4.4 million for dividend payments on the Series A redeemable preferred stock and $4.8 million of issuance costs related to the 2020 merger transaction, which were offset by $43.6 million in consideration paid by a real estate fund for the ExpressStop Acquisition.

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

Financing agreements with PNC

GPM and certain subsidiaries have a financing arrangement (the “PNC Credit Agreement”) with PNC Bank National Association (“PNC”) to provide a line of credit with an aggregate principal amount of up to $140 million for purposes of financing working capital (the “PNC Line of Credit”).

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

The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. As of September 30, 2022, $5.8 million of letters of credit were outstanding under the PNC Credit Agreement.

GPMP had a term loan with PNC in the total amount of $32.4 million (the “GPMP PNC Term Loan”), which was secured by U.S. Treasury or other investment grade securities equal to approximately 98% of the outstanding principal amount of the GPMP PNC Term Loan. The Company fully repaid this term loan in the third quarter of 2022 utilizing proceeds from the sale of these securities and other cash on hand and terminated the term loan and security agreement governing such term loan.

Financing agreements with M&T Bank

GPM has a financing arrangement with M&T Bank to provide a three-year $20.0 million line of credit for purchases of equipment, which line may be borrowed in tranches, as described below, and an aggregate principal amount of $35.0 million of real estate loan (the “M&T Term Loan”). As of September 30, 2022, approximately $0.9 million remained available under the line of credit.

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

Financing agreement with a syndicate of banks led by Capital One, National Association (“Capital One”)

GPMP has a revolving credit facility with a syndicate of banks led by Capital One, National Association, in an aggregate principal amount of up to $500 million (the “Capital One Line of Credit”). At GPMP’s request, the Capital One Line of Credit can be increased up to $700 million, subject to obtaining additional financing commitments from current lenders or from other banks, and subject to certain terms as detailed in the Capital One Line of Credit. As of September 30, 2022, approximately $238.3 million was drawn on the Capital One Line of Credit, and approximately $261.0 million was available thereunder.

The Capital One Line of Credit bears interest, as elected by GPMP at: (a) LIBOR plus a margin of 2.25% to 3.25% or (b) a rate per annum equal to base rate plus a margin of 1.25% to 2.25%, which is equal to the greatest of (i) Capital One’s prime rate, (ii) the one-month LIBOR plus 1.0%, and (iii) the federal funds rate plus 0.5%, subject to the definitions set in the agreement. The margin is determined according to a formula in the Capital One Line of Credit that depends on GPMP’s leverage. As of September 30, 2022, $0.7 million of letters of credit were outstanding under the Capital One Line of Credit.

Critical Accounting Policies and Estimates

For the nine months ended September 30, 2022, there were no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that have had a material impact on our condensed consolidated financial statements and related notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We have limited exposure to commodity price risk as a result of the payment and volume-related discounts in certain of our fuel supply contracts with our fuel suppliers, which are based on the market price of motor fuel. Significant increases in fuel prices could result in significant increases in the retail price of fuel and in lower sales to consumers and independent dealers. When fuel prices rise, some of our independent dealers may have insufficient credit to purchase fuel from us at their historical volumes. In addition, significant and persistent increases in the retail price of fuel could also diminish consumer demand, which could subsequently diminish the volume of fuel we distribute. A significant percentage of our sales are made with the use of credit cards. Because the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump and higher gallon movements result in higher credit card expenses. These additional fees increase operating expenses. Prior to the Quarles Acquisition, we did not engage in any fuel price hedging. In connection with the Quarles Acquisition, we have made use of derivative commodity instruments to manage risks associated with an immaterial number of existing transactions designed to offset changes in the price of fuel that are directly tied to firm commitments to purchase diesel fuel.

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The Senior Notes bear a fixed interest rate, therefore, an increase or decrease in prevailing interest rates has no impact on our debt service for the Senior Notes. As of September 30, 2022, the interest rate on our Capital One Line of Credit was 5.1% and the interest rate on our M&T Term Loan was 6.2%. As of September 30, 2021, the interest rate on our Capital One Line of Credit was 3.3% and the interest rate on our M&T Term Loan was 3.1%. As of September 30, 2022, approximately 36% of our debt bore interest at variable rates, therefore, our exposure was relatively low. If our applicable interest rates increase by 1%, then our debt service on an annual basis would increase by approximately $2.7 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financial costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Item 1A. Risk Factors

During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 except as described below. We are updating or supplementing those risk factors with the following risk factors:

Our financial condition and results of operations are influenced by changes in the wholesale prices of motor fuel, which may materially adversely impact our sales, operations, customers’ financial condition and the availability of trade credit.

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

Beginning in the third quarter of 2022, we make use of derivative commodity instruments to manage risks associated with an immaterial number of existing transactions designed to offset changes in the price of fuel that are directly tied to firm commitments to purchase diesel fuel. As such, the Company is subject to the risk that its fuel derivative instruments will no longer qualify for hedge accounting under applicable accounting standards, which can create additional earnings volatility. Adjustments in the Company’s overall fuel hedging strategy, as well as the ability of the commodities used in fuel hedging to qualify for special hedge accounting, could continue to affect the Company’s results of operations. In addition, there can be no assurance that the Company will be able to cost-effectively hedge against changes in diesel fuel prices.

The Company’s fuel hedging arrangements and the various potential impacts of hedge accounting on the Company’s financial position, cash flows, and results of operations are discussed in more detail under Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, and in Note 2 and Note 6 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

The retail sale, distribution, transport and storage of motor fuels is subject to environmental protection and operational safety laws and regulations that may expose us or our customers to significant costs and liabilities, which could have a material adverse effect on our business.

We and our facilities and operations are subject to various federal, state and local environmental, health and safety laws, and regulations. These laws and regulations continue to evolve and are expected to increase in both number and complexity over time and govern not only the manner in which we conduct our operations, but also the products we sell. For example, international agreements and national, regional, and state legislation and regulatory measures that aim to limit or reduce greenhouse gas emissions or otherwise address climate change are currently in various stages of implementation. There are inherent risks that increasingly restrictive environmental and other regulation could materially impact our results of operations or financial condition. Most of the costs of complying with existing laws and regulations pertaining to our operations and products are embedded in the normal costs of doing business. However, it is not possible to predict with certainty the amount of additional investments in new or existing technology or facilities, or the amounts of increased operating costs to be incurred in the future, to prevent, control, reduce or eliminate releases of hazardous materials or other pollutants into the environment; remediate and restore areas damaged by prior releases of hazardous materials; or comply with new or changed environmental laws or regulations. Although these costs may be significant to the results of operations, we do not presently expect them to have a material adverse effect on our liquidity or financial position. Accidental leaks and spills requiring cleanup may occur in the ordinary course of business. We may incur expenses for corrective actions or environmental investigations at various owned and previously owned facilities, leased or previously leased facilities, at third-party sites we manage, and at third-party-owned waste disposal sites used by us. An obligation may arise when operations are closed or sold or at non-company sites where company products have been handled or disposed of. Expenditures to fulfill these obligations may relate to facilities and sites where past operations followed practices and procedures that were considered acceptable at the time but may require investigative or remedial work or both to meet current or future standards.

Most of our fuel is transported by third-party transporters to our retail, independent dealer and fleet fueling sites. A portion of fuel is transported in our own trucks, instead of by third-party carriers, therefore, our operations are also subject to hazards and risks inherent in transporting motor fuel. These hazards and risks include, but are not limited to, fires, explosions, traffic accidents, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others.

The transportation of motor fuels, as well as the associated storage of such fuels at locations including convenience stores, are subject to various federal, state and local environmental laws and regulations, including those relating to ownership and operation of underground storage tanks, the release or discharge of regulated materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to regulated materials, and the health and safety of employees dedicated to such transportation and storage activities. These laws and regulations may impose numerous obligations and restrictions that are applicable to motor fuels transportation and storage and other related activities, including acquisition of, or applications for, permits, licenses, or other approvals before conducting regulated activities; restrictions on the quality and labeling of the motor fuels that may be sold; restrictions on the types, quantities and concentration of materials that may be released into the environment; required capital expenditures to comply with pollution control requirements; and imposition of substantial liabilities for pollution or non-compliance resulting from these activities. Numerous governmental authorities, such as the EPA, and analogous state agencies, have the power to monitor and enforce compliance with these laws and regulations and the permits, licenses and approvals issued under them, including fines, which can result in increased pollution control equipment costs or other actions. Failure to comply with these existing laws and regulations, or any newly adopted laws or regulations, may trigger administrative, civil or criminal enforcement measures, including the assessment of monetary penalties or other sanctions, the imposition of investigative, remedial or corrective action obligations, the imposition of additional compliance requirements on certain operations or the issuance of orders enjoining certain operations. Moreover, the trend in environmental regulation is for more restrictions and limitations on activities that may adversely affect the environment, which aligns with a growing trend in investor sentiment, and such regulation may result in increased costs of compliance.

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

For more information on potential risks arising from environmental and occupational safety and health laws and regulations, please see “Business—Government Regulation” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our share repurchase activity for the quarter ended September 30, 2022 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)

July 1, 2022 to July 31, 2022	419	$7.98	419	$11,003
August 1, 2022 to August 31, 2022	—	—	—	11,003
September 1, 2022 to September 30, 2022	—	—	—	11,003
Total	419	$7.98	419	$11,003

1All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $50 million of our common stock. We publicly announced this program on February 23, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 2.1*

Asset Purchase Agreement, dated as of September 9, 2022, by and among GPM Investments, LLC, Transit Energy Group, LLC and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed on September 12, 2022).

Exhibit 10.1*

Sixth Amendment and Joinder to Third Amended, Restated and Consolidated Revolving Credit and Security Agreement, dated July 22, 2022, by and among GPM Investments, LLC and certain of its subsidiaries as other borrowers and guarantors thereto, the lenders party thereto and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed on August 8, 2022).

Exhibit 10.2	Second Amendment to the Second Amended and Restated Master Covenant Agreement, dated October 3, 2022, by and between GPM Investments, LLC and M&T Bank.

Exhibit 31.1

Certification by Arie Kotler, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2022.

Exhibit 31.2

Certification by Donald Bassell, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2022.

Exhibit 32.1

Certification by Arie Kotler, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2022.

Exhibit 32.2

Certification by Donald Bassell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2022.

101

The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

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

Date: November 7, 2022		ARKO Corp.

	By:	/s/ Arie Kotler
	Name:	Arie Kotler
	Title:	Chairman, President and Chief Executive Officer
(on behalf of the Registrant and as Principal Executive Officer)