Form 10-K
period 2022-12-31
ARKO Corp.
filed 2023-02-28
CIK 1823794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $681.1 million based on the closing price as reported on the Nasdaq Capital Market on that date. For purposes of determining this number, all named executive officers and directors of the registrant as of June 30, 2022 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form 10-K, and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.

As of February 24, 2023, the registrant had 120,168,125 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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
•
significant changes in the current consumption of and related regulations and litigation related to cigarettes and other tobacco products;
•
significant changes in demand for fuel-based modes of transportation;
•
the highly competitive industry characterized by low entry barriers in which we operate;
•
negative events or developments associated with branded motor fuel suppliers;
•
we depend on several principal suppliers for our fuel purchases and two principal suppliers for merchandise;
•
a portion of our revenue is generated under fuel supply agreements with independent dealers that must be renegotiated or replaced periodically;
•
the retail sale, distribution, transportation and storage of motor fuels is subject to environmental protection and operational safety laws and regulations that may expose us or our customers to significant costs and liabilities;
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
•
significant disruptions of information technology systems, breaches of data security or compromised data;
•
evolving laws, regulations, standards, and contractual obligations related to data privacy and security regulations, and our actual or perceived failure to comply with such obligations;
•
our failure to adequately secure, maintain, and enforce our intellectual property rights;
•
third-party claims of infringement upon their intellectual property rights;

•
our dependence on third-party transportation providers for the transportation of most of our motor fuel;
•
our operations present risks which may not be fully covered by insurance;
•
our variable rate debt;
•
the agreements governing our indebtedness contain various restrictions and financial covenants;
•
our principal stockholders and management control us, and their interests may conflict with yours;
•
our corporate structure includes Israeli subsidiaries that may have adverse tax consequences and expose us to additional tax liabilities;
•
we may not be able to maintain an effective system of internal control over financial reporting and we may not be able to accurately report our financial results or prevent fraud;
•
the market price and trading volume of our common stock may be volatile and could decline significantly;
•
if securities or industry analysts do not publish research, publish inaccurate or unfavorable research or cease publishing research about us or the convenience store industry; and
•
sales of a substantial number of shares of our common stock in the public market could cause the prices of our common stock to decline.

i

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company,” “ARKO,” “we,” “our,” “ours,” and “us” refer to ARKO Corp., a Delaware corporation, including our consolidated subsidiaries.

ITEM 1. BUSINESS

Overview

Based in Richmond, VA, ARKO Corp. is a leading independent convenience store operator and, as of December 31, 2022, we were the sixth largest convenience store chain in the United States (“U.S.”) ranked by store count, operating 1,404 retail convenience stores. As of December 31, 2022, we operated our stores under more than 20 regional store brands that have been in existence for an average of approximately 50 years, which we consider “a Family of Community Brands.” We leverage their long-term community involvement, highly recognizable brands and customer loyalty in their respective markets. While maintaining established diversified store brands, our stores derive significant value from the scale, corporate infrastructure and centralized marketing programs associated with our large network, including a common loyalty program network which is used as a platform for promotions and marketing initiatives throughout our convenience stores. Our high value fas REWARDS® loyalty program with approximately 1.3 million members is available in the majority of our stores and offers exclusive savings on merchandise and gas to our customers.

We are also a leading wholesale distributor of motor fuel, and as of December 31, 2022, we supplied fuel to 1,674 independent dealer locations.

On July 22, 2022, we added fleet fueling to our business, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations), and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites. As of December 31, 2022, we operated 183 cardlock locations.

We are well diversified geographically and, as of December 31, 2022, operated across 34 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States.

We have achieved strong store growth over the last several years, primarily by implementing a highly successful acquisition strategy. From 2013 through 2022, we completed 22 acquisitions and our location count has grown from 320 sites in 2011 to 3,261 sites as of December 31, 2022.We believe that our acquired locations combined with our scalable infrastructure represent a strong platform for future growth within the highly fragmented convenience store industry through both strategic acquisitions and organic growth. With approximately 70% of the convenience store market composed of chains with 50 or fewer locations as of December 2021, we believe that there is ample opportunity to continue to consolidate. We have traditionally acquired a majority of our stores in smaller towns with less concentration of national-chain convenience stores. Approximately 40% of all our retail stores are in cities with populations of fewer than 20,000 people. Additionally, approximately 20% of all our retail stores are in cities with populations between 20,000 and 50,000 people. We believe that our focus on secondary and tertiary markets allows us to preserve “local” brand name recognition and align local market needs with capital investment.

Corporate Information

ARKO Corp. was incorporated under the laws of Delaware on August 26, 2020 for the purpose of facilitating the business combination of Haymaker Acquisition Corp. II, a Delaware corporation, and ARKO Holdings Ltd., a company organized under the laws of the State of Israel, which we refer to as Arko Holdings. Our shares of common stock, $0.0001 par value per share (“common stock”), and publicly-traded warrants are listed on the Nasdaq Stock Market under the symbols “ARKO” and “ARKOW,” respectively. We own, indirectly, 100% of GPM Investments, LLC, a Delaware limited liability company that was formed on June 12, 2002, which we refer to as GPM, and which is our operating entity.

Our Business Segments

Retail Segment

Our primary business is the operation of convenience stores. As such, we derive a significant portion of our revenue from the retail sale of fuel and the products offered in our stores, resulting in our retail stores generating a large proportion of our profitability. Our retail convenience stores offer a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. Almost all stores sell fuel, and we are adding electric vehicle (“EV”) chargers to select sites. Additionally, our stores offer a number of traditional convenience store services that generate additional income, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate revenues from car washes at approximately 80 of our locations.

We operate our stores under more than 20 regional store brands (which we consider “a Family of Community Brands”), including 1-Stop, Admiral, Apple Market®, BreadBox, ExpressStop®, E-Z Mart®, fas mart®, fastmarket®, Handy Mart, Jetz, Jiffi Stop®, Jiffy Stop, Li’l Cricket, Next Door Store®, Pride, Roadrunner Markets, Rstore, Scotchman®, shore stop®, Town Star, Village Pantry® and Young’s.

Our acquired brands have been in existence for an average of approximately 50 years. The advantages and significant benefits of our regional store branding while being part of a leading convenience store operator include:

•
Each brand, with its own long-term community involvement, is highly recognizable to local customers;
•
Centralized merchandising, marketing and procurement programs;
•
Fuel price optimization and purchasing functions;
•
Comprehensive portfolio of fuel brands with strong consumer recognition through national advertising;
•
Common loyalty program under the name fas REWARDS®;
•
Centralized environmental management and environmental practices; and
•
Common IT and point-of-sale platforms.

We have foodservice offerings at approximately 1,150 company-operated stores. The foodservice category varies by store and includes hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. In addition, at our stores we operate over 120 branded quick service restaurants consisting of major national brands. We have 18 new Sbarro, the Original New York Pizza, locations and are currently working on additional new food offerings of this kind.

For the year ended December 31, 2022, the retail segment generated total revenues of approximately $5.6 billion, including approximately $1.7 billion of in-store sales and other revenues. In addition, the retail segment sold a total of more than 1.0 billion gallons of branded and unbranded fuel to its retail customers.

Wholesale Segment

The wholesale segment supplies fuel to independent dealers, sub-wholesalers and bulk and spot purchasers, on either a cost plus or consignment basis, as described below.

•
Consignment contracts — 244 sites as of December 31, 2022. In arrangements of this type, we own the fuel until the date of sale to the final customer (the consumer) and the gross profit created from the sale of the fuel is allocated between us and the independent dealer based on the terms of the relevant agreement with the independent dealer. In certain cases, gross profit is split based on a percentage and in others, we pay a fixed fee per gallon to the independent dealer.
•
Fuel supply contracts (“Cost Plus”) — 1,430 sites as of December 31, 2022 plus bulk and spot purchasers. In arrangements of this type, the independent dealer purchases the fuel from us. We make final sales to independent dealers (referred to as “lessee-dealers” if the dealers lease the station from us or “open-dealers” if they control the site), sub-wholesalers and bulk and spot purchasers on a fixed-fee basis. The sales price to the independent dealer is determined according to the terms of the relevant agreement with the independent dealer, which typically reflects our total fuel costs plus the cost of transportation and a margin, with us generally retaining any prompt pay discounts and rebates, largely eliminating our exposure to commodity price movements.

For the year ended December 31, 2022, the wholesale segment sold 902.6 million gallons of fuel, generating revenues of approximately $3.3 billion.

Fleet Fueling Segment

The fleet fueling segment was added to the Company’s business on July 22, 2022 upon the closing of our acquisition from Quarles Petroleum, Incorporated (“Quarles”) of 121 proprietary Quarles-branded cardlock sites and 63 third-party cardlock sites for fleet fueling. The fleet fueling segment also includes commissions earned from the sale of fuel using proprietary fuel cards that provide customers access to a nationwide network of fueling sites. The fleet fueling business is a complementary business to our retail and wholesale segments, from which we believe we can grow and expand the Company’s fleet fueling platform. On December 6, 2022, we announced our agreement to acquire one of the largest fleet fueling operations in West Texas, which includes 57 proprietary fleet fueling cardlock sites and 52 private cardlock sites.

As of December 31, 2022, we operated 183 cardlock locations and for the year ended December 31, 2022, the fleet fueling segment (which commenced its business on July 22, 2022) sold 60.0 million gallons of fuel, generating revenues of approximately $272.8 million in its approximately five months of operation.

GPMP Segment

The GPMP segment engages in the wholesale distribution of fuel. Our subsidiary, GPM Petroleum LP, which we refer to as GPMP, sells and supplies fuel to substantially all of our retail and wholesale sites on a fixed margin per gallon basis and charges a fixed fee to the fleet fueling sites. For the year ended December 31, 2022, 99.9% of the total fuel gallons distributed by GPMP were to GPM sites. GPM purchases substantially all of its fuel from GPMP and we own 100% of the general partner of GPMP and, as of December 31, 2022, 99.8% of the GPMP limited partner units.

Growth Strategy

We believe that we have a significant opportunity to increase our sales and profitability by continuing to execute our operating strategy, growing our store base in existing and contiguous markets through acquisitions, and enhancing the performance of current stores. With our achievement of significant size and scale, we believe that our organic growth strategy, including implementing company-wide marketing and merchandising initiatives, will add significant value to our assets. We believe that this complementary strategy will help further enhance our growth and results of operations. We expect to use a portion of the cash available to us to fund our growth strategy. Specific elements of our growth strategy include the following:

Pursue Acquisitions in Existing and Contiguous Markets. We have a pipeline of potential targets which we believe is highly actionable, and we currently focus on existing and contiguous markets where demographics and overall market characteristics are similar to our existing markets. We have a dedicated in-house M&A team that focuses on identifying, closing and integrating acquisitions. As an experienced acquirer, we have demonstrated the ability to generate strong returns on capital and meaningfully improve target performance post-integration through operating expertise and economies of scale. We believe that our unique business model provides us with strategic flexibility to acquire chains with retail, independent dealer and cardlock locations. We believe that continued scale advantage has enabled us to become a formidable industry player, enhanced our competitiveness, and positioned us as an acquirer of choice within the industry. As a “super-jobber” wholesaler, we believe we are better positioned to gain and renew supply contracts from independent dealers in addition to retail convenience store and wholesale fuel portfolios, and we incentivize our wholesale sales staff based on renewals. Additionally, we believe we can grow and expand the Company’s fleet fueling platform through further acquisitions, including in conjunction with our retail and wholesale acquisitions.

Additionally, in order to improve the performance of acquired stores, as part of the post-integration process, once our systems are integrated, we implement our store planograms and merchandise assortment in the newly acquired stores and expand category footages where necessary.

Enhanced Marketing Initiatives. We plan to continue to pursue numerous in-store sales growth and margin enhancement opportunities that exist across our expansive footprint. The initiatives we are currently implementing include, among others:

•
enhanced customer relationship-focused fas REWARDS® loyalty program to develop and strengthen relationships with our customers to drive more trips inside stores, including the introduction of an enhanced mobile app that has many exciting new high value features for the benefit of our approximately 1.3 million currently enrolled members and new loyalty customers;
•
expansion of core destination merchandise categories, such as candy, salty snacks and packaged beverages, using customer centric data-driven decisions;
•
continued roll-out of functional remodels for in-store upgrades, such as bean-to-cup coffee offerings, enhanced dispensed beverage offerings and our successful grab-n-go and freezer strategy; and
•
continued expansion of the use of third-party delivery services, such as DoorDash and GrubHub, currently offered at more than 1,000 stores.

Foodservice Opportunity. Our current foodservice offering, which varies by store, primarily consists of hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We have historically relied upon a limited number of franchised quick service restaurants and in-store delis to drive customer traffic. As a result, we believe that our under-penetration of foodservice presents an opportunity to expand foodservice offerings and margin in response to changing consumer behavior. As we continue to expand our foodservice offerings and implement a variety of food options, we believe that we are making great progress identifying food concepts with a value proposition that resonates with our customers and which we can execute across our stores. In addition, we believe that continued investment in new technology platforms and applications to adapt to evolving consumer eating preferences, including contactless checkout, order ahead service, and delivery will further drive growth in profitability. We know that we have the opportunity to significantly increase margins as we seek to continue to expand this important category to meet our customers’ needs. We believe that in our markets, we can create a value proposition to position our stores as a food destination.

Organic Growth Opportunities. We believe that we have an expansive, embedded opportunity to enhance our existing store base through several organic growth initiatives, including full and functional remodels, raze-and-rebuild and new-to-industry (“NTI”) opportunities. In 2022, we fully remodeled six stores and we commenced the planning and engineering phase of an NTI store in Atlanta, Texas with expected construction completion in 2024. We constantly monitor macroeconomic factors such as rising materials costs, shortages, construction industry price fluctuations and labor shortages and we closely analyze key performance indicators to determine our strategy.

EV Opportunity. As part of our overall EV strategy, we pursue grants and subsidies across our footprint to expand our EV charging capacity. On December 6, 2022, we completed our acquisition of all the issued and outstanding membership interests of Pride Convenience Holdings, LLC (the “Pride Acquisition”), which increased our total EV charging network by 18 chargers installed across five stores in Massachusetts, for a total of 21 charging stations installed at seven stores across three states. Prior to our acquisition, Pride was awarded a number of grants to expand their EV charging capacity in Massachusetts, which has aggressive EV targets. We plan to put these grants to use to expand EV charger availability in these markets.

We have six other active EV projects in various phases of development. We have several potential grants that we are pursuing. Our goal is to offer EV drivers the convenience and amenities they seek in a charging destination away from their homes, at areas where we identify the demand.

Suppliers

We purchase merchandise inventory from two primary wholesale distributors, Core-Mark and Grocery Supply Company, as well as approximately 700 direct store delivery supplier distributors. We leverage our relationships to generate economies of scale across our store base.

We purchase motor fuel primarily from large, integrated oil companies and independent refiners under supply agreements. In addition, we purchase unbranded fuel from branded and unbranded fuel suppliers to supply 266 unbranded retail fueling locations and 183 cardlock locations. As of December 31, 2022, approximately 80% of our retail fuel locations sold branded fuel. We sell branded fuel under the Valero®, Marathon®, BP®, Exxon® and Shell® brand names, plus several other brands. In addition to driving customer traffic, we believe that our branded fuel strategy enables us to maintain a secure fuel supply.

Competition

We operate in a highly competitive retail convenience market, which includes businesses with operations and services that are similar to those that we provide, primarily the sale of convenience items and motor fuels. We face significant competition from other large chain operators, such as: 7-Eleven/Speedway; Circle K; Casey’s; Murphy USA; Quik Trip; Royal Farms; Sheetz; and Wawa. We believe that convenience stores managed by individual operators that offer branded or non-branded fuel are also significant competitors in the market. Often, operators of both chains and individual stores compete by selling unbranded fuel at lower retail prices relative to the market. We believe that the primary competitive factors influencing the retail segment are: site location; competitive prices; convenient access routes; the quality and configuration of the store and the fueling facility; the range of high-quality products and services offered; a convenient store-front; cleanliness; branded fuel; and the degree of capital investment in the store.

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

In the fleet fueling segment, we operate both third-party and proprietary cardlock sites, and market both universal and proprietary fleet cards. We market and sell to commercial and municipal entities. As opposed to retail volumes, commercial volumes have been less impacted by changing driver behavior and approximately 85% of sales are related to diesel vehicles. The primary competitors for third-party sites are companies that provide delivered fuels, with national, regional and local companies offering this service. Cardlocks compete against retail gas stations, especially those with a significant number of diesel pumps, however, we believe that our cardlock footprint allows for easier access and more efficient fueling for commercial vehicles. Third-party site growth in the fleet fueling segment is driven by commercial customers outsourcing the provision of on-site fleet fueling. We believe that we are well positioned because our third-party sites combine on-site cardlock fueling with the ability to utilize our proprietary cardlock sites and fleet card product sales.

We accept the majority of fleet cards and retail card types at our cardlock sites, in addition to the Quarles fleet card offerings. Commercial companies using the Quarles fleet cards have gradually shifted from the proprietary fleet card useable only at Quarles-branded locations to the “Universal” fleet card which is a cobranded with Voyager (U.S. Bank) and which can be used at multiple fleet fueling sites. This is a long-term industry trend and we expect this to continue in the upcoming year. The fleet fueling business is changing with technology with a move to cardless payments and the entry of fintechs (financial technology companies) into the space. As these trends develop, we will need to align our fleet card offering to the new technologies and ensure that our cardlocks are able to accept these payment types.

We believe that the primary barriers into entry in our industry are the significant financial strength required to enter into agreements with suppliers of fuel products and competition from other fuel companies and retail chains.

Environmental and Other Government Regulations

Our operations are subject to numerous legal and regulatory restrictions and requirements at the federal, state and local levels. With regard to fuel, these restrictions and requirements relate primarily to the transportation, storage, and sale of petroleum products, including stringent environmental protection requirements. In our wholesale and GPMP segments, we are also subject to the Petroleum Marketing Practices Act, which is a federal law that applies to the relationships between fuel suppliers and wholesale distributors, as well as between wholesale distributors and independent dealers, regarding the marketing of branded fuel. The law is intended to prevent the arbitrary or discriminatory cancellation, or non-renewal, of dealership agreements and stipulates limitations on the cancellation, or non-renewal, of agreements for distribution of branded fuel, unless certain conditions are satisfied.

With regard to non-fuel products, there are legal restrictions at the federal, state and local levels in connection with the sale of food, alcohol, cigarettes and other tobacco products, menu labeling, video retention, money orders, money transfer services, gaming, lottery, and ephedrine. Also, regulatory supervision is exercised by health departments at the federal, state and local levels over the food products that are sold in our stores. With respect to data held by us, including credit card information and data related to loyalty customers, we are subject to federal, state and local requirements related to the possession, use and disclosure of personally identifiable information, including mandated procedures to be followed in the event a data breach were to occur.

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

The EPA, and several states, have established regulations concerning the ownership and operation of underground fuel storage tanks (“USTs”), the release of hazardous substances into the air, water and land, the storage, handling disposal and transportation of hazardous materials, restrictions on exposure to hazardous substances and maintaining safety and health of employees who handle or are exposed to such substances. These regulations require UST owners to demonstrate that they have the financial capacity to pay for environmental cleanup associating with USTs. Several states in which we conduct business have state-sponsored trust fund programs that allow for the sharing and reimbursement of the costs of corrective measures incurred by UST owners. In addition, we are subject to regulations regarding fuel quality and air emissions.

We are committed to compliance with all applicable environmental laws and regulations. We allocate a portion of our capital expenditure program to compliance with environmental laws and regulations and environmental remediation and such capital expenditures were approximately $1.4 million for the year ended December 31, 2022, and we anticipate expenditures of approximately $5.0 million for the year ending December 31, 2023. Our environmental department maintains direct interaction with federal, state and local environmental agencies for each state in which we operate. As part of our environmental risk management process, we engage environmental consultants and service providers to assist in analyzing our exposure to environmental risks by developing remediation plans, providing other environmental services, and taking corrective actions as necessary.

Human Capital

As of December 31, 2022, we employed 12,223 employees, with 10,934 employed in our stores and 1,289 in corporate and field management positions. As of December 31, 2022, none of our employees were represented by a labor union or have terms of employment that are subject to a collective bargaining agreement. We consider our relationships with our employees to be good and have not experienced any work stoppages.

We value our employees and believe that employee development and training are key elements of our effective performance. We feel that improving the skills of current staff through training increases productivity and boosts our bottom line at a fraction of the cost of hiring new employees. We offer training based on our employees’ specific job requirements and employee levels through the use of online training modules and on-the-job training conducted by store managers or our Regional Training team. Our Regional Training team conducts the Company and industry-specific training to ensure store management is well-versed in the latest operating policies, standards and techniques. Trainings vary based on employee level, but generally focus on customer service, safety, environmental issues and regulations, as well as our operations and policies. We have developed training centers for new employees at certain of our regional offices. Our experienced store managers and our corporate trainers conduct the training of store managers from acquired sites in a classroom setting pre- and post-acquisition, as well as on-the-job training. We have also developed designated training programs for Store Manager Trainees, Assistant Managers and Food Service Managers. We have developed, and continue to refine, additional training programs for store and district managers, focusing on leadership and other “soft skills.” We help identify clear career paths to retain current employees and attract new employees by encouraging them to grow with the Company through educational training programs, matching employees with their interests or identifying a career trajectory other employees have taken.

The annual turnover rate of our store employees was approximately 213% in 2022. We seek to recruit and retain qualified personnel to work in our stores. The impact from the COVID-19 pandemic on employment trends and the prevailing wage rates in the markets in which we operate, including voluntary increases in wages because of current labor market conditions, have increased our costs associated with recruiting and retaining qualified personnel, and may continue to do so in the future.

We seek to promote employee retention by providing attractive employee benefits, raising wages where applicable and by granting sign-on, retention, referral and other bonus opportunities to our employees based on their respective roles. By researching and understanding hiring trends, we have adopted mobile technology to simplify the application process and we have invested in additional recruiting resources and implemented virtual recruiting and interviewing methods. We have also deployed enhanced recruiting techniques to optimize the selection of our talent pool.

Intellectual Property

We rely on trademarks that we own and trademarks we license from third parties to protect our brands and identify the source of our goods and services. We have registered or applied to register many of our trademarks with the United States Patent and Trademark Office.

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

Environmental, Social and Governance

As a leading operator of convenience stores and gas stations, we are focused on integrating Environmental, Social and Governance (“ESG”) principles that are aligned with our long-term business strategy. We issued our inaugural ESG report in 2022, which includes our baseline governance framework, environmental initiatives and social responsibility initiatives. Our current ESG report is available on our website at www.arkocorp.com. The information related to ESG on our website, including our ESG report, is not, and shall not be deemed to be, a part hereof or incorporated by reference into this or any of our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

Use of our Website and Social Media to Distribute Material Company Information

We use our website as a channel of distribution for important Company information. We routinely post on our website important information, including press releases, investor presentations and financial information, which may be accessed by clicking on the News & Events, Company Info, and Governance sections of www.arkocorp.com. We also use our website to expedite public access to time-critical information regarding our Company in advance of, or in lieu of, distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the News & Events, Company Info, and Governance sections of our website for important and time-critical information. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when certain new information is made available on our website. Information contained on, or accessible through, our website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K.

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

Our operations and the scope of services we provide are affected by changes in the macro-economic situation in the United States, which has a direct impact on consumer confidence and spending patterns. A number of key macro-economic factors, such as rising interest rates, inflation and unemployment, could have a negative effect on consumer habits and spending, and lead to lower demand for fuel and other products sold at our convenience stores and gas stations. The U.S. economy has continued to experience inflationary pressures, which reduce consumer purchasing power. If this trend continues or increases, it could negatively impact demand and seasonal travel patterns, which could reduce future sales volumes. Significant negative developments in the macro-economic environment in the United States could have a material adverse effect on our business, financial condition and results of operations.

If we do not make acquisitions on economically acceptable terms, our future growth may be limited. Furthermore, any acquisitions we complete are subject to substantial risks that could result in losses.

Our ability to grow depends substantially on our ability to make acquisitions. We intend to expand our retail business, independent dealer distribution network and fleet fueling network through acquisitions. However, we may be unable to take advantage of accretive opportunities for any of the following reasons:

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
•
We may have difficulties in obtaining the required approvals, permits, licenses and consents for the acquired sites or new lines of business;
•
We may have difficulties complying with regulatory requirements related to financial reporting; and
•
We may incur additional environmental liabilities and risk when acquiring transportation assets.

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
•
familiarizing employees with new systems;
•
converting customers to new loyalty platforms; and
•
combining different corporate cultures.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business, and the loss of key personnel or customers. The diversion of management’s attention and any delay or difficulty encountered in connection with the integration of the two companies’ operations could have an adverse effect on our business and results of operations.

The success of our acquisitions will depend, in part, on our ability to realize the anticipated benefits from combining the acquired business with ours. If we are unable to successfully integrate an acquired business, the anticipated benefits of such acquisition may not be realized fully or may take longer to realize than expected which could have a material adverse effect on our business, financial condition and results of operations. For example, we may fail to realize the anticipated increase in earnings anticipated to be derived from an acquisition or the synergies expected, or there could be higher expenses related to the acquired business than expected. In addition, as with any acquisition, a significant decline in asset valuations or cash flows may also cause us not to realize expected benefits.

Our future growth depends on our ability to successfully implement our organic growth strategies, a part of which consists of upgrading and remodeling our convenience stores.

A part of our organic growth strategy consists of functional and full remodeling of our convenience stores in order to improve customers’ shopping experience by offering high-quality, convenient and efficient facilities. Such upgrades and remodeling projects, regardless of scale, entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and non-availability of construction equipment. Such risks, in addition to potential difficulties in obtaining any required licenses and permits, could lead to significant cost increases and substantial delays in the opening of the remodeled convenience stores. In certain instances, these factors have led to certain delays and increased costs for our projects and although we believe we are successfully navigating these challenges, there can be no assurance that we will be able to achieve our growth targets by successfully implementing this strategy.

Labor, raw materials and building supply shortages and price fluctuations in the construction industry could delay or increase the costs of store upgrades and remodels and our maintenance capital expenditures, which could adversely affect our operating results.

We rely on many raw materials and skilled labor for store upgrades and remodels and our routine maintenance capital expenditures. The construction industry has, from time to time, experienced labor and raw material shortages and has been adversely affected by volatility in global commodity prices. In particular, shortages and fluctuations in the prices for labor, concrete, steel, drywall, lumber or other important raw materials could result in the continuance of the delays in the start or completion of, or further increases to the cost of, our store upgrades and remodels or routine maintenance expenditures, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Significant changes in current consumption of cigarettes and other tobacco products and related regulations and litigation could materially adversely affect our business.

Cigarettes and other tobacco products, which accounted for approximately 8% of our total revenues for the year ended December 31, 2022, are a significant revenue source for us. Significant increases in wholesale cigarette and other tobacco product prices, current and future tobacco legislation, including restrictions or bans on flavored tobacco products and related advertising, national, state and local campaigns to discourage smoking, a decrease in the consumption of cigarettes, lawsuits against manufacturers and retailers of cigarettes and other tobacco products, reductions in manufacturer rebates for the purchase of tobacco products and increases in, and new, taxes on cigarettes and other tobacco products could have a material adverse effect on the demand for tobacco products and, in turn, on our financial condition and results of operations. Specifically, in 2022 there were multiple price increases for cigarettes which may result in a loss of customers in the future. Additionally, there may be additional increases in cigarette prices in the future.

Our financial condition and results of operations are influenced by changes in the wholesale prices of motor fuel, which may materially adversely impact our sales, operations, customers’ financial condition and the availability of trade credit.

During the year ended December 31, 2022, fuel sales were approximately 81% of our total revenues and approximately 48% of our combined fuel, merchandise and other income margin. Generally, our retail fuel inventory on hand turns quickly in the ordinary course of our business. Our operating results are influenced by prices for motor fuel, variable retail margins and the market for such products. Crude oil and domestic wholesale motor fuel markets are volatile. General political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East, Russia, Africa and South America, such as the ongoing war between Russia and Ukraine, could significantly affect crude oil supplies and wholesale fuel prices. Significant increases and volatility in wholesale fuel prices could result in substantial increases in the retail price of motor fuel products, lower fuel gross margin per gallon, lower demand for such products and lower sales to consumers and independent dealers. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our financial condition and results of operations. Increases in fuel prices generally compress retail fuel margin because fuel costs typically increase faster than retailers are able to pass them along to customers. In addition, when prices for motor fuel rise, some of our independent dealers may have insufficient credit to purchase motor fuel from us at their historical volumes. Furthermore, when motor fuel prices decrease, so do prompt payment incentives, which are generally calculated as a percentage of the total purchase price of the motor fuel distributed. Additionally, because the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump result in higher credit card expenses. These additional fees increase operating expenses. Additionally, when diesel fuel prices rise, this results in higher truck shipping costs which causes shippers to consider alternative means for transporting freight, which may reduce trucking business and, in turn, may reduce our fuel sales volume. High diesel fuel prices may also cause our trucking customers to seek cost savings throughout their businesses, including measures which reduce total fuel consumption and may in turn reduce our fuel sales volume. Finally, higher prices for motor fuel may reduce our access to trade credit or worsen the terms under which such credit is available to us, which could have a material adverse effect on our financial condition and results of operations.

Beginning in the third quarter of 2022, we make use of derivative commodity instruments to manage risks associated with an immaterial amount of gallons designed to offset changes in the price of fuel that are directly tied to firm commitments to purchase diesel fuel. As such, the Company is subject to the risk that its fuel derivative instruments will no longer qualify for hedge accounting under applicable accounting standards, which can create additional earnings volatility. Adjustments in the Company’s overall fuel hedging strategy, as well as the ability of the commodities used in fuel hedging to qualify for special hedge accounting, could affect the Company’s results of operations. In addition, there can be no assurance that the Company will be able to cost-effectively hedge against changes in diesel fuel prices.

The Company’s fuel hedging arrangements and the various potential impacts of hedge accounting on the Company’s financial position, cash flows, and results of operations are discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and in Note 2 and Note 21 to the consolidated financial statements contained in this Annual Report on Form 10-K.

Significant changes in demand for fuel-based modes of transportation and for trucking services could materially adversely affect our business.

The road transportation fuel and convenience business is generally driven by consumer preferences, growth of road traffic, demand for trucking services, and trends in travel and tourism. Automotive, industrial and power generation manufacturers are developing more fuel-efficient engines, hybrid engines, electric vehicles and alternative clean power systems. In 2022, all electric vehicles accounted for approximately 5.8% of all light vehicle sales in the United States. In addition, truck and other vehicle manufacturers and our customers continue to focus on ways to improve motor vehicle fuel efficiency and conserve fuel, including use of truck platooning, or the electronic linking of trucks with a lead vehicle, heat and kinetic energy recovery technologies, substantially lighter “super trucks” and higher efficiency motor fuels. Demand for trucking services in the United States generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks usually declines, and in turn demand for diesel fuel supplied by our fleet fueling segment typically declines, which could significantly harm our results of operations and financial condition.

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

We operate in a highly competitive, fragmented industry characterized by many similar competing products and services, and our inability to successfully compete could have a material adverse effect on our business.

We compete with other convenience stores, gas stations, large and small food retailers, quick service restaurants and dollar stores, as well as companies that provide delivered fuels. Because all such competitors offer products and services that are very similar to those offered by us, a number of key factors determine our ability to successfully compete in the marketplace. These include the location of stores, competitive pricing, convenient access routes, the quality, configuration and efficiency of stores and fueling facilities, and a high level of service. In particular, many large convenience store chains have expanded their number of locations and remodeled their existing locations in recent years, enhancing their competitive position. In addition, some of our competitors have greater financial resources and scale than us, which may provide them with competitive advantages in negotiating fuel and other supply arrangements.

Our inability to successfully compete in the marketplace by continuously meeting customer requirements concerning price, quality and service level could have a material adverse effect on our business, financial condition and results of operations.

Negative events or developments associated with branded motor fuel suppliers could have a material adverse impact on our revenues.

The success of our operations is dependent, in part, on the continuing favorable reputation, market value and name recognition associated with the motor fuel brands sold at our gas stations and cardlock locations and to independent dealers. An event which adversely affects the value of those brands could have a negative impact on the volumes of motor fuel we distribute, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We depend on several principal suppliers for our gross fuel purchases and two principal suppliers for merchandise. A failure by a principal supplier to renew its supply agreement, a disruption in supply or an unexpected change in supplier relationships could have a material adverse effect on our business.

We depend on several principal suppliers for our gross fuel purchases. Our fuel supply agreements expire on various dates through June 2032. If any of our principal suppliers elects not to renew its contracts with us, we may be unable to replace the volume of motor fuel we currently purchase from such supplier on similar terms or at all. We rely upon our suppliers to timely provide the volumes and types of motor fuels for which they contract. We purchase motor fuels from a variety of suppliers under term contracts. In times of extreme market demand, supply disruption or as a result of futures market and geopolitical conditions, we may be unable to acquire enough fuel, including diesel fuel in particular, to satisfy the demand of our customers. Any disruption in supply or a significant change in our relationship with our principal fuel suppliers could have a material adverse effect on our business, financial condition and results of operations.

We depend on two major vendors to supply a majority of our in-store merchandise. Due to driver shortages and supply chain disruptions, manufacturers and our suppliers have been experiencing shortages and shipping delays of both fuel and merchandise. A significant disruption or operational failure affecting the operations of our suppliers, including their ability to provide timely deliveries, could materially impact the availability, quality and price of products sold at our convenience stores and cardlock locations, cause us to incur substantial unanticipated costs and expenses, and adversely affect our business, financial condition and results of operations.

A portion of our revenue is generated under fuel supply agreements with independent dealers that must be renegotiated or replaced periodically. If we are unable to successfully renegotiate or replace these agreements, then our results of operations and financial condition could be adversely affected.

A portion of our revenue is generated under fuel supply agreements with independent dealers. As these supply agreements expire, they must be renegotiated or replaced. Our fuel supply agreements generally have an initial term of 10 years and, as of December 31, 2022, had a volume-weighted average remaining term of approximately 5.3 years. Our independent dealers have no obligation to renew their fuel supply agreements with us on similar terms or at all. We may be unable to renegotiate or replace our fuel supply agreements when they expire, and the terms of any renegotiated fuel supply agreements may not be as favorable as the terms of the agreements they replace. Whether these fuel supply agreements are successfully renegotiated or replaced is frequently subject to factors beyond our control. Such factors include fluctuations in motor fuel prices, an independent dealer’s ability to pay for or accept the contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our fuel supply agreements, or must renegotiate or replace them on less favorable terms, revenues from these agreements could decline and our results of operations and financial condition could be adversely affected.

The retail sale, distribution, transportation and storage of motor fuels is subject to environmental protection and operational safety laws and regulations that may expose us or our customers to significant costs and liabilities, which could have a material adverse effect on our business.

We and our facilities and operations are subject to various federal, state and local environmental, health and safety laws, and regulations. These laws and regulations continue to evolve and are expected to increase in both number and complexity over time and govern not only the manner in which we conduct our operations, but also the products we sell. For example, international agreements and national, regional, and state legislation and regulatory measures that aim to limit or reduce greenhouse gas emissions or otherwise address climate change are currently in various stages of implementation. Additionally, in March 2022, the SEC proposed new climate-related disclosure rules, which if adopted as proposed, would require significant new climate-related disclosure in SEC filings, including certain climate-related metrics and greenhouse gas emissions data, and third-party attestation requirements. At this time, we cannot predict the costs of compliance with or any potential adverse impacts resulting from, these new rules if adopted as proposed, but compliance with such rules, when they are finalized, could require significant effort and divert management’s attention and resources, which could adversely affect our operating results. There are inherent risks that increasingly restrictive environmental and other regulation could materially impact our results of operations or financial condition. Most of the costs of complying with existing laws and regulations pertaining to our operations and products are embedded in the normal costs of doing business. However, it is not possible to predict with certainty the amount of additional investments in new or existing technology or facilities, or the amounts of increased operating costs to be incurred in the future, to prevent, control, reduce or eliminate releases of hazardous materials or other pollutants into the environment; remediate and restore areas damaged by prior releases of hazardous materials; or comply with new or changed environmental laws or regulations. Although these costs may be significant to the results of operations, we do not presently expect them to have a material adverse effect on our liquidity or financial position. Accidental leaks and spills requiring cleanup may occur in the ordinary course of business. We may incur expenses for corrective actions or environmental investigations at various owned and previously owned facilities, leased or previously leased facilities, at third-party sites we manage, and at third-party-owned waste disposal sites used by us. An obligation may arise when operations are closed or sold or at non-company sites where company products have been handled or disposed of. Expenditures to fulfill these obligations may relate to facilities and sites where past operations followed practices and procedures that were considered acceptable at the time but may require investigative or remedial work or both to meet current or future standards.

Most of our fuel is transported by third-party carriers to our retail, independent dealer and fleet fueling sites. A portion of fuel is transported in our own trucks, instead of by third-party carriers, therefore, our operations are also subject to hazards and risks inherent in transporting motor fuel. These hazards and risks include, but are not limited to, fires, explosions, traffic accidents, spills, discharges and other releases, and cross-drops, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others.

The transportation of motor fuels, as well as the associated storage of such fuels at locations including convenience stores, are subject to various federal, state and local environmental laws and regulations, including those relating to ownership and operation of storage tanks, the release or discharge of regulated materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to regulated materials, and the health and safety of employees dedicated to such transportation and storage activities. These laws and regulations may impose numerous obligations and restrictions that are applicable to motor fuels transportation and storage and other related activities, including acquisition of, or applications for, permits, licenses, or other approvals before conducting regulated activities; restrictions on the quality and labeling of the motor fuels that may be sold; restrictions on the types, quantities and concentration of materials that may be released into the environment; required capital expenditures to comply with pollution control requirements; and imposition of substantial liabilities for pollution or non-compliance resulting from these activities. Numerous governmental authorities, such as the EPA, and analogous state agencies, have the power to monitor and enforce compliance with these laws and regulations and the permits, licenses and approvals issued under them, including fines, which can result in increased pollution control equipment costs or other actions. Failure to comply with these existing laws and regulations, or any newly adopted laws or regulations, may trigger administrative, civil or criminal enforcement measures, including the assessment of monetary penalties or other sanctions, the imposition of investigative, remedial or corrective action obligations, the imposition of additional compliance requirements on certain operations or the issuance of orders enjoining certain operations. Moreover, the trend in environmental regulation is for more restrictions and limitations on activities that may adversely affect the environment, which aligns with a growing trend in investor sentiment, and such regulation may result in increased costs of compliance.

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

For more information on potential risks arising from environmental and occupational safety and health laws and regulations, please see “Business—Environmental and Other Government Regulations.”

Business disruption and related risks resulting from the outbreak of COVID-19 and variants of the virus could have a material adverse effect on our business and results of operations.

In December 2019, Chinese officials reported a novel coronavirus (“COVID-19”) outbreak. COVID-19 has since spread throughout the world, leading the World Health Organization to declare on March 11, 2020, that COVID-19 reached the magnitude of a global pandemic. The rapid spread of COVID-19 throughout the U.S. led federal, state and local governments to take significant steps in an attempt to reduce exposure to COVID-19 and variants of the virus and control their negative effects on public health and the U.S. economy, which steps changed over time and varied by locality. The COVID-19 pandemic has subsided with the normalization of living with COVID-19 following the increase in accessibility to COVID-19 vaccines and antiviral treatments. While the COVID-19 pandemic generally impacted our results of operations positively, the pandemic initially negatively impacted our foodservices sales and same store fuel sales volumes, and we have experienced shortages in labor and supply chain disruptions that have increased our operating costs. The resurgence of the COVID-19 pandemic could once again impact our operations and the operations of our customers and suppliers as a result of quarantines, location closures, illnesses, and travel restrictions. Any future resurgence of COVID-19 or variants of the virus, and the severity and duration thereof, remain uncertain, however, a substantial and continuous deterioration in the business environment in the U.S. as a consequence thereof could have a material adverse effect on our business, financial condition and results of operations, including:

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
•
Temporary or long-term disruptions and delays to our supply chain, including our network of suppliers and distributors, significantly impacting the quantity, quality, variety and pricing of merchandise sold at our sites;
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

Our operations are subject to numerous federal, state and local laws and regulations, including regulations related to the sale of alcohol, cigarettes and other tobacco products, lottery/lotto products, other age-restricted products, operation of gaming machines, various food safety and product quality requirements, environmental laws and regulations, and various employment and tax laws.

Our violation of, or inability to comply with, state laws and regulations concerning the sale of alcohol, cigarettes and other tobacco products, lottery/lotto products, other age-restricted products and operation of gaming machines could expose us to regulatory sanctions ranging from monetary fines to the revocation or suspension of our permits and licenses for the sale of such products. Such regulatory action could adversely affect our business, financial condition and results of operations. To the extent we are not able to provide such information because owners of our stock do not provide the necessary documentation to comply, we may have those licenses suspended or revoked.

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

With approximately 11,000 store employees, our labor costs represent one of our largest store operating expenses, and our business is dependent on our ability to attract, train, and retain the appropriate mix of qualified employees. Most of our store employees are in entry-level or part-time positions, which have historically high turnover rates. The impact from the COVID-19 pandemic on employment trends and the prevailing wage rates in the markets in which we operate, including voluntary increases in wages because of current labor market conditions, have increased our costs associated with recruiting and retaining qualified personnel, and may continue to do so in the future. Our ability to meet our changing labor needs while controlling our costs is subject to external factors outside of our control such as labor laws and regulations, unemployment levels, prevailing wage rates, benefit costs, changing demographics, and our reputation and relevance within the labor market. If we are unable to attract and retain qualified personnel to work in our stores, our operations, customer service levels, reputation, and competitiveness could suffer and our results of operations could be adversely affected.

The loss of key senior management personnel or the failure to recruit or retain qualified personnel could materially adversely affect our business.

We are dependent on our ability to recruit and retain qualified individuals to work in and manage our convenience stores, and our operations are subject to federal and state laws governing such matters as minimum wages, overtime, working conditions and employment eligibility requirements. Economic factors, such as a decrease in unemployment and an increase in mandatory minimum wages at the local, state and federal levels and social benefits, could have a material impact on our results of operations if we are required to significantly increase wages and benefits expenditures in order to attract and retain qualified personnel. The state of the current labor market could impact our ability to recruit and retain qualified personnel. Additionally, we are dependent on our senior management to operate our business. The loss of any of our executive officers or other key senior management personnel could harm our business.

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

Europay, MasterCard and Visa, or EMV, is a global standard for credit cards that uses computer chips to authenticate and secure chip-card transactions. The liability for fraudulent credit card transactions shifted from the credit card processor to us in October 2015 for transactions processed inside the convenience stores and shifted to us in April 2021 for transactions at the fuel dispensers. We have upgraded all of our inside point-of-sale machines to be EMV-compliant, and we are actively upgrading our fuel dispensers to be EMV-compliant at the fuel dispenser with approximately 55% of retail locations completed as of December 31, 2022. Due to the required time and cost necessary to upgrade each site and supply chain constraints related to necessary equipment, we did not upgrade all of our sites prior to April 2021, but anticipate being substantially complete by the end of 2023. Accordingly, we may be subject to liability for fraudulent credit card transactions processed at fuel dispensers. We do not believe that this will expose us to material chargeback liability.

We are subject to payment-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our brand, reputation, business, financial condition and results of operations.

We accept a variety of credit cards and debit cards in our convenience stores and at our fuel dispensers and, accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability (see “—We may be held liable for fraudulent credit card transactions on our fuel dispensers”) and reduce the ease of use of certain payment methods. In addition, we pay interchange and other fees, which may increase over time. We rely on fuel brands and independent service providers for payment processing, including credit and debit cards. If these fuel brands and independent service providers become unwilling or unable to provide these services to us, if the cost of using these providers increases, or if such providers have a data breach or mishandle our data, our business could be harmed. Additionally, there is a trend toward cardless payment methods, which may require additional investment to implement at our locations. As these trends develop, we will need to align our fleet card offering to the new technologies.

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

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex attacks which may remain undetected until after they occur. Any breach of our network or those of our vendors may result in damage to our reputation, the loss of valuable business data, the misappropriation of our valuable intellectual property or trade secret information, misappropriation of our consumers’ or employees’ personal information, key personnel being unable to perform duties or communicate throughout the organization, loss of retail sales, significant costs for data restoration and other adverse impacts on our business. Despite our existing security procedures and controls, if our network or the network of one of our service providers was compromised, it could give rise to unwanted media attention, materially damage our customer relationships, harm our business, reputation, results of operations, cash flows and financial condition, result in fines or litigation, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud. In addition, successful cyberattacks, data breaches, or data security incidents, at one of our vendors, other convenience store operators, large retailers or other market participants, whether or not we are directly impacted, could lead to a general loss of customer confidence or affect our supply chain which could negatively affect us, including harming the market perception of the effectiveness of our security measures or harming the reputation of the industry in general, which could result in reduced use of our products and services.

The costs of mitigating cybersecurity risks are significant and are likely to increase in the future. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; costs related to maintaining redundant networks, data backups and other damage-mitigation measures; and extra administrative costs to mitigate risk and deal with any system breaches. While we maintain cyber liability insurance, our insurance may not be sufficient to protect against all losses we may incur due to policy exclusions or if we suffer significant or multiple attacks.

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

The U.S. Federal Trade Commission (the “FTC”) and state governments expect a company’s data security and privacy measures to be compliant. Such rules may be reasonable and appropriate in light of the sensitivity and volume of consumer information we hold, the size and complexity of our business, and the cost of available tools to improve security and reduce vulnerabilities, or may require compliance regardless of the compliance costs as compared to the potential security and privacy issues. Our failure to take any steps perceived by the FTC as appropriate or required to protect consumers’ personal information may result in claims by the FTC that we have engaged in unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. State consumer protection laws provide similar and additional causes of action which may be brought by state governments or plaintiffs’ counsel for unfair or deceptive practices for alleged privacy, data protection and data security violations.

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

In addition, numerous states already have, and are looking to expand, data protection and privacy legislation requiring companies like ours to consider solutions to meet differing needs and expectations of consumers. Similar laws have been proposed at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging and we may not be able to monitor and react to all developments in a timely manner.

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

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. We use access controls in an effort to prevent unauthorized use or disclosure of our trade secrets and proprietary or confidential information, however, we cannot assure you that these controls will not be circumvented. We also generally require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.

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

Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us of third party intellectual property infringement could result in us being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products or stop the use of certain services, any of which could have a negative impact on our operating profits and harm our future prospects.

We depend on third-party transportation providers for the transportation of most of our motor fuel. Thus, a change of providers or a significant change in our relationship with these providers could have a material adverse effect on our business.

Most of the motor fuel we distribute is transported from terminals to gas stations and cardlock locations by third-party transportation providers. Such providers may suspend, reduce or terminate their obligations to us if certain events (such as force majeure) occur. A change of key transportation providers, a disruption or cessation in services provided by such providers or a significant change in our relationship with such providers could have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our outstanding term loans and revolving credit facilities bear interest at variable rates, subjecting us to fluctuations in the short-term interest rate. The U.S. Federal Reserve Board significantly increased the federal funds rate in 2022 and has indicated that further rate increases may be announced in the short-term to combat rising inflation in the United States, which has increased the borrowing costs on our variable rate debt and may increase the cost of any new debt we incur. Any further additional federal fund rate increases could in turn make our financing activities, including those related to our acquisition activity, more costly and limit our ability to refinance existing debt when it matures or pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. As of December 31, 2022, approximately 38% of our debt bore interest at variable rates. Consequently, significant increases in market interest rates would create substantially higher debt service requirements, which could have a material adverse effect on our overall financial condition, including our ability to service our indebtedness.

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

SOFR has a limited history, and the future performance of SOFR cannot be predicted based on historical performance.

As of December 31, 2022, approximately 38% of our debt bore interest at variable rates, with the majority of them based on CME Group’s forward-looking Secured Overnight Financing Rate (“SOFR”). The publication of SOFR began in April 2018, and, therefore, it has a limited history. In addition, the future performance of SOFR cannot be predicted based on the limited historical performance. Future levels of SOFR may bear little or no relation to the historical actual or historical indicative SOFR data. Prior observed patterns, if any, in the behavior of market variables and their relation to SOFR, such as correlations, may change in the future. Hypothetical performance data are not indicative of, and have no bearing on, the potential performance of SOFR. Although changes in term SOFR and compounded SOFR generally are not expected to be as volatile as changes in SOFR on a daily basis, the return on, value of and market for the SOFR based debt may fluctuate more than floating rate debt securities with interest rates based on less volatile rates.

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

Our executive officers and directors and significant stockholders beneficially currently own approximately 58% of our outstanding voting stock. Each share of common stock entitles its holders to one vote on all matters presented to stockholders generally. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of our directors and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of the certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership. This concentration of ownership may delay or deter possible changes in control, which may reduce the value of an investment in the common stock. So long as they continue to own a significant amount of the combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

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

The market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business or our industry. We have limited coverage from securities and industry analysts. If one or more of the analysts who cover us downgrade their opinions about our common stock, publish inaccurate or unfavorable research about us, or cease publishing about us regularly, demand for our common stock could decrease, which might cause our share price and trading volume to decline significantly. Additionally, if securities or industry analysts publish negative information regarding the industry generally or certain competitors of ours, this may affect the market price of all stocks in our sector, even if unrelated to our performance.

Sales of a substantial number of shares of our common stock in the public market could cause the price of our common stock to decline.

As of December 31, 2022, we had approximately 120.1 million shares of common stock outstanding and warrants to purchase approximately 18.4 million shares of common stock. We have registered shares of common stock that we may issue under our equity compensation plan. These shares may be sold freely in the public market upon issuance, subject to relevant vesting schedules, and applicable securities laws. Additionally, in the past we have issued, and may issue in the future, equity as part of the purchase price for an acquisition.

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

Our amended and restated certificate of incorporation includes certain provisions which may have the effect of delaying or preventing a future takeover or change in control that stockholders may consider to be in their best interests. Among other things, our amended and restated certification of incorporation provided for a classified board of directors serving staggered terms of three years. While this provision was amended at our last annual meeting, the 2023 annual meeting will be the first meeting where certain directors are elected to one year terms, however, classes of directors with each of one-year and two-year terms remaining will not be up for election at the 2023 annual meeting. Our equity plans and our officers’ employment agreements provide certain rights to plan participants and those officers, respectively, in the event of a change in control.

We may not continue to declare cash dividends or may reduce the amount of cash dividends in the future.

In February 2022, we announced that our board of directors authorized a regular dividend program under which we commenced payment of quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. Any future declarations of dividends, as well as the amount and timing of such dividends, are subject to capital availability and the discretion of our board of directors, which must evaluate, among other things, whether cash dividends are in the best interest of our stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit our ability to declare and pay cash dividends.

Our ability to pay dividends in the future and their amount will depend upon, among other factors, our cash balances and potential future capital requirements, debt service requirements, earnings, financial condition, the general economic and regulatory climate, and other factors beyond our control that our board of directors may deem relevant. Our dividend payments may change from time to time, and we may not continue to declare dividends in the future. A reduction in or elimination of our dividend payments could have a negative effect on our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2022, we owned 354 properties, including 260 company-operated sites, 47 consignment agent locations, 39 lessee-dealer sites and 8 cardlock locations. Additionally, we have long-term control over a leased property portfolio composed of 1,430 locations as of December 31, 2022. Of the leased properties, 1,144 were company-operated stores, 82 were consignment agent locations, 91 were lessee-dealer sites and 113 were cardlock locations.

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

As of February 24, 2023, there were approximately 19 holders of record of our common stock and 10 holders of record of our publicly-traded warrants to purchase one whole share of common stock at a price of $11.50 per share.

Information concerning the dividends called for by this item is incorporated herein by reference to Note 17, “Equity,” in the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

We repurchased no shares of common stock during the fourth quarter of the year ended December 31, 2022.

Unregistered Sales of Equity Securities and Use of Proceeds

All recent sales of unregistered securities were previously reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Performance Graph

We are transitioning from the Russell 1000 index to the Russell 2000 index because our common stock is included in the Russell 2000 index. We are also transitioning from a Custom Peer Group index to the S&P Retail Select Industry Index, an index in which our common stock is included, because we believe our business includes multiple components and a larger group of retail companies provides a better comparison than just the limited number of public companies in our industry. All of these indices are included in the following performance graph. The following graph compares the performance of our common stock during the period beginning December 23, 2020 through December 31, 2022, assuming an investment of $100 on December 23, 2020, to that of the total return index for the S&P 500, the Russell 1000, the Russell 2000, the S&P Retail Select Industry Index and a Custom Peer Group. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock.

COMPARISON OF 2 YEAR CUMULATIVE TOTAL RETURN

Among ARKO Corp., the S&P 500 Index, the Russell 1000 Index,
the Russell 2000 Index, the S&P Retail Select Industry Index, and a Peer Group

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/22/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
ARKO Corp.
S&P 500
Russell 1000
Russell 2000
S&P Retail Select Industry
Peer Group

	12/23/2020	12/31/2021	12/31/2022

ARKO Corp.	$100	$87.70	$87.47
S&P 500	100	133.65	109.45
Russell 1000	100	131.80	106.59
Russell 2000	100	124.75	99.26
S&P Retail Select Industry Index	100	153.59	104.87
Peer Group[1]	100	120.45	133.20

1 The Custom Peer Group consists of three industry competitors: Murphy USA, Inc., Alimentation Couche-Tard, Inc., and Casey’s General Stores, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Based in Richmond, VA, we are a leading independent convenience store operator and, as of December 31, 2022, we were the sixth largest convenience store chain in the United States (“U.S.”) ranked by store count, operating 1,404 retail convenience stores. As of December 31, 2022, we operated the stores under more than 20 regional store brands, including 1-Stop, Admiral, Apple Market®, BreadBox, ExpressStop, E-Z Mart®, fas mart®, fastmarket®, Handy Mart, Jetz, Jiffi Stop®, Jiffy Stop, Li’l Cricket, Next Door Store®, Pride, Roadrunner Markets, Rstore, Scotchman®, shore stop®, Town Star, Village Pantry® and Young’s. As of December 31, 2022, we also supplied fuel to 1,674 independent dealers and operated 183 cardlock locations (unstaffed fueling locations) acquired in the Quarles Acquisition (as defined below), which closed on July 22, 2022. We are well diversified geographically and, as of December 31, 2022, operated across 34 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern U.S.

Our primary business is the operation of convenience stores. As such, we derive a significant portion of our revenue from the retail sale of fuel and the products offered in our stores, resulting in our retail stores generating a large proportion of our profitability. Our retail stores offer a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. We have foodservice offerings at approximately 1,150 company-operated stores. The foodservice category includes hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. In addition, at our stores, we operate over 120 branded quick service restaurants consisting of major national brands. We have 18 new Sbarro, the Original New York Pizza, locations and are currently working on additional new food offerings of this kind. Additionally, we provide a number of traditional convenience store services that generate additional income, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate revenues from car washes at approximately 80 of our locations. Our high value fas REWARDS® loyalty program with approximately 1.3 million currently enrolled members is available in the majority of our stores and offers exclusive savings on merchandise and gas to our customers.

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

Wholesale Segment

The wholesale segment supplies fuel to independent dealers, on either a cost plus or consignment basis. For consignment arrangements, we retain ownership of the fuel inventory at the site, are responsible for the pricing of the fuel to the end consumer and share a portion of the gross profit earned from the sale of fuel by the consignment dealers. For cost plus arrangements, we sell fuel to independent dealers and bulk and spot purchasers on a fixed-fee basis. The sales price to the independent dealer is determined according to the terms of the relevant agreement with the independent dealer, which typically reflects our total fuel costs plus the cost of transportation and a margin, with us generally retaining the prompt pay discounts and rebates.

Fleet Fueling Segment

The Quarles Acquisition, which closed on July 22, 2022, added fleet fueling to our business, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations), and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites.

GPMP Segment

The GPMP segment includes the operations of GPM Petroleum LP, referred to as GPMP, which primarily sells and supplies fuel to GPM and substantially all of its subsidiaries that sell fuel in the retail and wholesale segments at GPMP’s cost of fuel (including taxes and transportation) plus a fixed margin and a fixed fee charged to sites in the fleet fueling segment.

Trends Impacting Our Business

We achieved strong store growth over the last several years, primarily by implementing a highly successful acquisition strategy. From 2013 through 2022, we completed 22 acquisitions. In July 2022, we completed our acquisition from Quarles of certain assets (the “Quarles Acquisition”), which included 121 proprietary Quarles-branded cardlock sites and 63 third-party cardlock sites for fleet fueling operations, and 46 independent dealer locations, including certain lessee-dealer sites, which comprises a complementary business from which we believe we can grow and expand the Company’s fleet fueling platform. On December 6, 2022, we completed our acquisition of all of the issued and outstanding membership interests of Pride Convenience Holdings, LLC, which operates 31 convenience stores and gas stations (the “Pride Acquisition” and together with the Quarles Acquisition, the “2022 Acquisitions”). Please see Note 4 to our consolidated financial statements contained in this Annual Report on Form 10-K for additional information on the 2022 Acquisitions. Our store count has grown from 320 sites in 2011 to 3,261 sites as of December 31, 2022, of which 1,404 were operated as retail convenience stores, 1,674 were locations at which we supplied fuel to independent dealers and 183 were cardlock locations. These strategic acquisitions have had, and we expect will continue to have, a significant impact on our reported results and can make period to period comparisons of results difficult. In November 2021, we completed our acquisition of 36 Handy Mart retail convenience stores, and, in May 2021, we completed our acquisition of 60 ExpressStop retail convenience stores (collectively, the “2021 Acquisitions”). In October 2020, we completed our acquisition of the business of Empire Petroleum Partners, LLC, which business we refer to as Empire, which added 84 retail sites and 1,453 wholesale sites to our business (the “Empire Acquisition”). With our achievement of significant size and scale, we have enhanced our focus on organic growth, including implementing company-wide marketing and merchandising initiatives, which we believe will result in significant value accretion to our acquired assets.

The following table provides a history of our acquisitions, site conversions and site closings for each of the last three years, for the retail, wholesale and fleet fueling segments:

	For the Year Ended December 31,
Retail Segment	2022	2021	2020
Number of sites at beginning of period	1,406	1,330	1,272
Acquired sites	32	97	84
Newly opened or reopened sites	—	1	3
Company-controlled sites converted to consignment or fuel supply locations, net	(17)	(9)	(14)
Closed, relocated or divested sites	(17)	(13)	(15)
Number of sites at end of period	1,404	1,406	1,330

	For the Year Ended December 31,
Wholesale Segment [1]	2022	2021	2020
Number of sites at beginning of period	1,628	1,597	128
Acquired sites	46	—	1,453
Newly opened or reopened sites [2]	74	76	20
Consignment or fuel supply locations converted from Company-controlled sites, net	17	9	14
Closed, relocated or divested sites	(91)	(54)	(18)
Number of sites at end of period	1,674	1,628	1,597

1 Excludes bulk and spot purchasers.

2 Includes all signed fuel supply agreements irrespective of fuel distribution commencement date.

For the Year Ended December 31,
Fleet Fueling Segment	2022
Number of sites at beginning of period	—
Acquired sites	184
Closed, relocated or divested sites	(1)
Number of sites at end of period	183

In recent years, the convenience store industry has focused on increasing and improving in-store foodservice offerings, including fresh foods, quick service restaurants or proprietary food offerings. We believe consumers may be more likely to patronize convenience stores that include such new and improved food offerings, which may also lead to increased inside merchandise sales or fuel sales for such stores. Our current foodservice offering, which varies by store, primarily consists of hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We have historically relied upon a limited number of franchised quick service restaurants and in-store delis to drive customer traffic rather than other types of foodservice offerings. As a result, we believe that our under-penetration of foodservice presents an opportunity to expand foodservice offerings and margin in response to changing consumer behavior. In addition, we believe that continued investment in new technology platforms and applications to adapt to evolving consumer eating preferences, including contactless checkout, order ahead service, and delivery, will further drive growth in profitability.

Our results of operation are significantly impacted by the retail fuel margins we earn on gallons sold. These fuel margins can change rapidly as they are influenced by many factors including: the price of refined products; interruptions in supply caused by severe weather; supply chain disruptions; refinery mechanical failures; and competition in the local markets in which we operate.

The cost of our main products, gasoline and diesel fuel, is greatly impacted by the wholesale cost of fuel in the United States. We attempt to pass wholesale fuel cost changes through to our customers through retail price changes; however, we are not always able to do so. Competitive conditions primarily affect the timing of any related increase or decrease in retail prices. As a result, we tend to experience lower fuel margins when the cost of fuel is increasing gradually over a longer period and higher fuel margins when the cost of fuel is declining or more volatile over a shorter period of time. For the years ended December 31, 2022 and 2021, we experienced historically high fuel margins as a result of the volatile market for gasoline and diesel fuel. Depending on future market and geopolitical conditions, the supply of fuel, including diesel fuel in particular, may become constrained. We maintain terminal storage of diesel fuel for short-term supply needs.

Additionally, in 2022, the U.S. economy has continued to experience inflationary pressures, which increase the cost of the merchandise we purchase and reduces consumer purchasing power. We have mitigated a portion of these higher costs with retail price increases. If this trend continues or increases, it could impact demand for our products and services, as well as seasonal travel patterns, which could reduce future sales volumes. Additionally, because of current labor market conditions and the prevailing wage rates in the markets in which we operate, we have voluntarily increased wages, which have increased our costs associated with recruiting and retaining qualified personnel, and may continue to do so in the future.

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

Business Highlights

Increased merchandise contribution and fuel contribution at same stores combined with an increase in fuel contribution in our wholesale segment positively impacted our results of operations during 2022. In addition, the 2022 Acquisitions and the 2021 Acquisitions contributed to the improvement in our results of operations for 2022, as compared to 2021, particularly the strong fuel contribution of our fleet fueling business resulting from fuel price volatility in the second half of 2022 since the closing of the Quarles Acquisition. Store operating expenses increased in 2022 as compared to 2021, primarily due to higher personnel costs and credit card fees. General and administrative expenses also increased in 2022 as compared to 2021, primarily as a result of expenses associated with the Quarles Acquisition, wage increases and share-based compensation expense.

COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Throughout the pandemic, our locations have continued to operate and have remained open to the public because convenience store operations and gas stations have been deemed essential businesses by numerous federal and state authorities, including the U.S. Department of Homeland Security, and therefore were exempt from many of the closure orders that were imposed on other U.S. businesses. The COVID-19 pandemic has subsided with the normalization of the living with COVID-19 following the increase in accessibility to COVID-19 vaccines and antiviral treatments.

The COVID-19 pandemic reduced the frequency of customer visits and the number of gallons sold at our sites, however, we experienced increases in fuel margin and merchandise basket which more than offset this reduction. Additionally, our corporate offices transitioned primarily to remote work, and we believe this has allowed us to maintain or increase productivity since March 2020 while expanding the hiring universe for corporate roles nationwide. While we have seen shortages in labor and supply chain disruptions that have increased our operating costs, we have addressed these shortages and disruptions through several hiring initiatives and leveraging our strong partnerships with our suppliers. Although the COVID-19 pandemic has subsided, there continues to be a high level of uncertainty relating to how the pandemic will evolve, and how governments and consumers will react. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, a resumption of high levels of infection and hospitalization, new variants of the virus, the resulting impact on our employees, customers, suppliers, and vendors, supply chain disruptions and the remedial actions and any stimulus measures adopted by federal, state, and local governments, and to what extent normal economic and operating conditions are impacted. Therefore, we cannot reasonably estimate the future impact at this time.

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

Results of Operations for the years ended December 31, 2022, 2021 and 2020

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

Consolidated Results

The table below shows our consolidated results for the years ended December 31, 2022, 2021 and 2020, together with certain key metrics.

	For the Year Ended December 31,
	2022	2021	2020
Revenues:	(in thousands)
Fuel revenue	$7,401,090	$5,714,333	$2,452,401
Merchandise revenue	1,647,642	1,616,404	1,494,342
Other revenues, net	94,067	86,661	63,489
Total revenues	9,142,799	7,417,398	4,010,232
Operating expenses:
Fuel costs	6,856,651	5,275,907	2,131,416
Merchandise costs	1,146,423	1,143,494	1,088,032
Store operating expenses	721,174	630,518	532,422
General and administrative expenses	139,969	124,667	94,424
Depreciation and amortization	101,752	97,194	74,396
Total operating expenses	8,965,969	7,271,780	3,920,690
Other expenses, net	9,816	3,536	9,228
Operating income	167,014	142,082	80,314
Interest and other financial expenses, net	(59,405)	(71,207)	(49,905)
Income before income taxes	107,609	70,875	30,409
Income tax (expense) benefit	(35,557)	(11,634)	1,499
(Loss) income from equity investment	(74)	186	(1,269)
Net income	$71,978	$59,427	$30,639
Less: Net income attributable to non-controlling interests	231	229	16,929
Net income attributable to ARKO Corp.	$71,747	$59,198	$13,710
Less: Accretion and dividends of Series A redeemable preferred stock	(5,750)	(5,735)	(3,277)
Net income attributable to common shareholders	$65,997	$53,463	$10,433
Fuel gallons sold	1,971,011	2,019,206	1,207,296
Fuel margin, cents per gallon [1]	27.6	21.7	26.6
Merchandise contribution [2]	$501,219	$472,910	$406,310
Merchandise margin [3]	30.4%	29.3%	27.2%
Adjusted EBITDA, net of incremental bonuses [4]	$301,054	$256,575	$183,392

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

2 Calculated as merchandise revenue less merchandise costs.

3 Calculated as merchandise contribution divided by merchandise revenue.

4 Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

For the year ended December 31, 2022 compared to the year ended December 31, 2021

For the year ended December 31, 2022, fuel revenue increased by $1,686.8 million, or 29.5%, compared to the year ended December 31, 2021. The increase in fuel revenue was attributable primarily to a significant increase in the average price of fuel compared to 2021, as well as incremental gallons sold related to the 2022 Acquisitions and the 2021 Acquisitions, which were partially offset by fewer gallons sold at same stores in 2022 compared to 2021.

For the year ended December 31, 2022, merchandise revenue increased by $31.2 million, or 1.9%, compared to the year ended December 31, 2021, primarily due to the 2021 Acquisitions and the Pride Acquisition. Offsetting these increases were decreases in same store merchandise revenues and merchandise revenue from underperforming retail stores that we closed or converted to dealer-operated sites.

For the year ended December 31, 2022, other revenues, net increased by $7.4 million, or 8.5%, compared to the year ended December 31, 2021, primarily due to additional revenue from the 2022 Acquisitions and the 2021 Acquisitions and an increase in income from gaming machines.

For the year ended December 31, 2022, total operating expenses increased by $1,694.2 million, or 23.3%, as compared to the year ended December 31, 2021. Fuel costs increased $1,580.7 million, or 30.0% as compared to 2021 due to fuel sold at higher average cost, partially offset by lower volumes. Merchandise costs increased $2.9 million, or 0.3%, as compared to 2021, as the decrease in same store merchandise sales was offset by increased costs related to the 2021 Acquisitions and the Pride Acquisition. For the year ended December 31, 2022, store operating expenses increased $90.7 million, or 14.4%, as compared to 2021 due to incremental expenses as a result of the 2022 Acquisitions and the 2021 Acquisitions and an increase in expenses at same stores, including higher personnel costs and credit card fees.

For the year ended December 31, 2022, general and administrative expenses increased $15.3 million, or 12.3%, as compared to the year ended December 31, 2021, primarily due to expenses associated with the 2022 Acquisitions, annual wage increases, share-based compensation expense, higher transportation costs and non-recurring costs related to the internal entity realignment and streamlining.

For the year ended December 31, 2022, depreciation and amortization expenses increased $4.6 million, or 4.7%, as compared to the year ended December 31, 2021 primarily due to assets acquired during 2022 and 2021, largely in connection with the 2022 Acquisitions and the 2021 Acquisitions.

For the year ended December 31, 2022, other expenses, net increased by $6.3 million, as compared to the year ended December 31, 2021 primarily due to higher acquisition costs and greater losses on disposal of assets and impairment charges in 2022, which were partially offset by greater income recorded for the fair value adjustment of contingent consideration in 2022.

Operating income was $167.0 million for the year ended December 31, 2022, as compared to $142.1 million for the year ended December 31, 2021. The increase was primarily due to strong fuel and merchandise results along with incremental income from the 2022 Acquisitions and the 2021 Acquisitions, which was partially offset by an increase in store operating expenses and general and administrative expenses.

For the year ended December 31, 2022, interest and other financial expenses, net decreased by $11.8 million compared to the year ended December 31, 2021 primarily related to a reduction of $6.5 million in expenses recorded for fair value adjustments for our public and private warrants and Deferred Shares (as defined in Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and $6.3 million of deferred financing costs written off in 2021 due to the early repayment of debt, which were partially offset by a net period-over-period decrease of $1.5 million in foreign currency gains recorded and lower rate debt outstanding in 2021. In addition, $4.5 million of additional interest expense was recorded in 2021 for the early redemption of the Bonds (Series C).

For the year ended December 31, 2022, income tax expense was $35.6 million compared to $11.6 million for the year ended December 31, 2021, and our effective tax rate for the years ended December 31, 2022 and 2021 was 33.1% and 16.3%, respectively. The increase was due in part to a one-time non-cash tax expense in the amount of approximately $8.9 million for the year ended December 31, 2022 the Company recorded in connection with the internal entity realignment and streamlining and recording of a tax benefit for the year ended December 31, 2021 of approximately $5.5 million as a result of releasing a valuation allowance previously recorded.

For the year ended December 31, 2022, net income attributable to the Company was $71.7 million compared to $59.2 million for the year ended December 31, 2021.

For the year ended December 31, 2022, Adjusted EBITDA was $301.1 million, as compared to $256.6 million for the year ended December 31, 2021. The recent acquisitions contributed to Adjusted EBITDA for the year ended December 31, 2022 as follows: the Quarles Acquisition – $20 million; the Pride Acquisition – $1.8 million; and the 2021 Acquisitions – an incremental $13.3 million. Increased merchandise contribution and fuel contribution in both the retail and wholesale segments also positively impacted Adjusted EBITDA for 2022, as compared to 2021, which was partially offset by higher personnel costs, higher credit card fees related to an increase in the retail price of fuel and an increase in general and administrative expenses primarily related to annual wage increases and expenses associated with the 2022 Acquisitions. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

For the year ended December 31, 2021 compared to the year ended December 31, 2020

For a discussion of the comparative results of operations for the years ended December 31, 2021 and 2020, refer to Part II, Item 7“Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form

10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, under the subheading “Consolidated Results – For the year ended December 31, 2021 compared to the year ended December 31, 2020.”

Segment Results

Retail Segment

The table below shows the results of the retail segment for the years ended December 31, 2022, 2021 and 2020, together with certain key metrics for the segment.

	For the Year Ended December 31,
	2022	2021	2020
Revenues:	(in thousands)
Fuel revenue	$3,887,549	$3,048,893	$1,940,303
Merchandise revenue	1,647,642	1,616,404	1,494,342
Other revenues, net	67,280	63,271	53,424
Total revenues	5,602,471	4,728,568	3,488,069
Operating expenses:
Fuel costs	3,521,648	2,750,940	1,684,611
Merchandise costs	1,146,423	1,143,494	1,088,032
Store operating expenses	669,848	593,901	515,426
Total operating expenses	5,337,919	4,488,335	3,288,069
Operating income	$264,552	$240,233	$200,000
Fuel gallons sold	1,006,469	1,038,561	937,095
Same store fuel gallons sold decrease (%) [1]	(8.1%)	(1.3%)	(16.5%)
Fuel margin, cents per gallon [2]	41.4	33.7	31.9
Same store merchandise sales (decrease) increase (%) [1]	(1.0%)	1.6%	3.5%
Same store merchandise sales excluding cigarettes increase (%) [1]	2.6%	4.8%	4.6%
Merchandise contribution [3]	$501,219	$472,910	$406,310
Merchandise margin [4]	30.4%	29.3%	27.2%

1 Same store is a common metric used in the convenience store industry. We consider a store a same store beginning in the first quarter in which the store had a full quarter of activity in the prior year. Refer to “Use of Non-GAAP Measures” below for discussion of this measure.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel.

3 Calculated as merchandise revenue less merchandise costs.

4 Calculated as merchandise contribution divided by merchandise revenue.

For the year ended December 31, 2022 compared to the year ended December 31, 2021

Retail Revenues

For the year ended December 31, 2022, fuel revenue increased by $838.7 million, or 27.5%, as compared to the year ended December 31, 2021. The increase in fuel revenue was attributable to a $0.92 per gallon increase in the average retail price of fuel in 2022 as compared to 2021, which was offset by a decrease in gallons sold at same stores of approximately 8.1%, or 80.7 million gallons, primarily due to managing both volume and margin to optimize overall fuel margin dollars. Additionally, the Pride Acquisition and 2021 Acquisitions contributed an incremental 64.6 million gallons sold, or $260.6 million in fuel revenue. Underperforming retail stores, which were closed or converted to independent dealers during 2022 in order to optimize profitability, negatively impacted gallons sold during 2022.

For the year ended December 31, 2022, merchandise revenue increased by $31.2 million, or 1.9%, as compared to the year ended December 31, 2021. The Pride Acquisition and 2021 Acquisitions contributed approximately $71.7 million of incremental merchandise revenue. Same store merchandise sales decreased $16.2 million, or 1.0%, for 2022 compared to 2021. Same store merchandise sales decreased primarily due to lower revenue from cigarettes and reduced demand for essential products given the lessening impacts of the pandemic, which were partially offset by higher packaged beverages, center-store items, frozen food, beer and wine, other tobacco products and franchise revenue as a result of marketing initiatives, including expanded category assortments, new franchise locations and investments in coolers and freezers. In addition, there was a decrease in merchandise revenue from underperforming retail stores that were closed or converted to independent dealers.

For the year ended December 31, 2022, other revenues, net increased by $4.0 million, or 6.3%, from the year ended December 31, 2021, primarily related to an increase in income from gaming machines and additional revenue from the Pride Acquisition and 2021 Acquisitions, partially offset by lower lottery commissions.

Retail Operating Income

For the year ended December 31, 2022, fuel margin increased as compared to the year ended December 31, 2021, primarily related to incremental fuel profit from the Pride Acquisition and 2021 Acquisitions of approximately $23.3 million and an increase in same store fuel profit of $47.4 million (excluding intercompany charges by GPMP). Fuel margin per gallon at same stores for 2022 was 42.0 cents per gallon, as compared to 33.9 cents per gallon for 2021.

For the year ended December 31, 2022, merchandise contribution increased $28.3 million, or 6.0%, as compared to the year ended December 31, 2021, and merchandise margin increased to 30.4% in 2022 as compared to 29.3% in 2021. The increase was due to $22.1 million in incremental merchandise contribution from the Pride Acquisition and the 2021 Acquisitions and an increase in merchandise contribution at same stores of $12.5 million. Merchandise contribution at same stores increased in 2022 primarily due to higher contribution from packaged beverages, center-store items, beer and wine, other tobacco products and franchises which were partially offset by lower contribution from cigarettes. Merchandise margin at same stores was 30.2% in 2022 compared to 29.1% in 2021.

For the year ended December 31, 2022, store operating expenses increased $75.9 million, or 12.8%, as compared to the year ended December 31, 2021, due to approximately $36 million of incremental expenses related to the Pride Acquisition and the 2021 Acquisitions and an increases in expenses at same stores, including $32.0 million of higher personnel costs, or 14.2%, and $10.4 million of higher credit card fees, or 14.5%, due to higher retail prices. The increase in store operating expenses were partially offset by underperforming retail stores that we closed or converted to independent dealers.

For the year ended December 31, 2021 compared to the year ended December 31, 2020

For a discussion of the comparative results of operations for the years ended December 31, 2021 and 2020, refer to Part II, Item 7“Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, under the subheading “Retail Segment – For the year ended December 31, 2021 compared to the year ended December 31, 2020.”

Wholesale Segment

The table below shows the results of the wholesale segment for the years ended December 31, 2022, 2021 and 2020, together with certain key metrics for the segment.

	For the Year Ended December 31,
	2022	2021	2020
Revenues:	(in thousands)
Fuel revenue	$3,234,145	$2,659,706	$508,175
Other revenues, net	23,451	22,298	9,335
Total revenues	3,257,596	2,682,004	517,510
Operating expenses:
Fuel costs	3,181,189	2,620,102	499,371
Store operating expenses	42,543	39,904	14,616
Total operating expenses	3,223,732	2,660,006	513,987
Operating income	$33,864	$21,998	$3,523
Fuel gallons sold - fuel supply locations	746,513	814,628	210,085
Fuel gallons sold - consignment agent locations	156,059	163,391	57,224
Fuel margin, cents per gallon [1] - fuel supply locations	6.8	5.8	4.5
Fuel margin, cents per gallon [1] - consignment agent locations	30.2	25.4	21.9

1 Calculated as fuel revenue less fuel costs, divided by fuel gallons sold; excludes the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel.

For the year ended December 31, 2022 compared to the year ended December 31, 2021

Wholesale Revenues

For the year ended December 31, 2022, fuel revenue increased by $574.4 million, or 21.6%, compared to the year ended December 31, 2021. Wholesale revenues benefited from a significant increase in the average price of fuel in 2022 as compared to 2021, which was partially offset by a 7.7% reduction in gallons sold. The Quarles Acquisition contributed 11.1 million of our total gallons sold. Of the total increase in fuel revenue, approximately $460.3 million of the increase, or 80.1%, was attributable to fuel supply locations.

Wholesale Operating Income

For the year ended December 31, 2022, fuel contribution increased by $9.7 million (excluding intercompany charges by GPMP), of which approximately $2.0 million was attributable to the Quarles Acquisition. At fuel supply locations, fuel contribution increased by $4.2 million (excluding intercompany charges by GPMP), and fuel margin increased over 2021 primarily due to greater prompt pay discounts related to higher fuel costs, greater fuel rebates and contribution from the Quarles Acquisition. At consignment agent locations, fuel contribution increased $5.5 million (excluding intercompany charges by GPMP) and fuel margin also increased over 2021 primarily due to greater prompt pay discounts related to higher fuel costs, greater fuel rebates, improved rack-to-retail margins and contribution from the Quarles Acquisition.

For the year ended December 31, 2022, store operating expenses increased $2.6 million compared to the year ended December 31, 2021 primarily related to higher credit card fees and rent expenses in the current year, as well as incremental expenses as a result of the Quarles Acquisition.

For the year ended December 31, 2021 compared to the year ended December 31, 2020

For a discussion of the comparative results of operations for the years ended December 31, 2021 and 2020, refer to Part II, Item 7“Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, under the subheading “Wholesale Segment – For the year ended December 31, 2021 compared to the year ended December 31, 2020.”

Fleet Fueling Segment

The table below shows the results of the fleet fueling segment for the year ended December 31, 2022, together with certain key metrics for the segment. Because we added the fleet fueling segment only upon consummation of the Quarles Acquisition in July 2022, there are no comparable periods results for the years ended December 31, 2021 or 2020.

For the Year Ended December 31,
2022
Revenues:	(in thousands)
Fuel revenue	$270,670
Other revenues, net	2,178
Total revenues	272,848
Operating expenses:
Fuel costs	245,733
Store operating expenses	8,733
Total operating expenses	254,466
Operating income	$18,382
Fuel gallons sold – proprietary cardlock locations	57,104
Fuel gallons sold – third-party cardlock locations	2,882
Fuel margin, cents per gallon[1] – proprietary cardlock locations	48.4
Fuel margin, cents per gallon[1] – third-party cardlock locations	6.5

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed fee charged by GPMP to sites in the fleet fueling segment.

For the year ended December 31, 2022

Fleet Fueling Revenues

For the year ended December 31, 2022, fuel revenue was positively impacted by a high average price of diesel fuel in 2022 following the closing of the Quarles Acquisition.

Fleet Fueling Operating Income

For the year ended December 31, 2022, fuel contribution was approximately $27.8 million (excluding intercompany charges by GPMP), and was positively impacted by historically high rack-to-retail margins, as well as fuel price volatility in the second half of 2022 following the closing of the Quarles Acquisition.

GPMP Segment

The table below shows the results of the GPMP segment for the years ended December 31, 2022, 2021 and 2020, together with certain key metrics for the segment.

	For the Year Ended December 31,
	2022	2021	2020
Revenues:	(in thousands)
Fuel revenue – inter-segment	$5,674,516	$4,384,227	$1,706,233
Fuel revenue – external customers	5,160	5,734	3,923
Other revenues, net	1,024	1,092	897
Other revenues, net – inter-segment	3,651	—	—
Total revenues	5,684,351	4,391,053	1,711,053
Operating expenses:
Fuel costs	5,585,050	4,289,092	1,653,667
General and administrative expenses	2,897	2,970	2,977
Depreciation and amortization	7,369	7,372	7,373
Total operating expenses	5,595,316	4,299,434	1,664,017
Operating income	$89,035	$91,619	$47,036
Fuel gallons sold – inter-segment	1,890,946	2,015,907	1,200,658
Fuel gallons sold – external customers	1,592	2,626	2,892
Fuel margin, cents per gallon [1]	5.0	5.0	4.7

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

For the year ended December 31, 2022 compared to the year ended December 31, 2021

GPMP Revenues

For the year ended December 31, 2022, fuel revenue increased by $1,289.7 million, or 29.4%, as compared to the year ended December 31, 2021. The increase in fuel revenue was attributable to a significant increase in the average price of fuel, which was partially offset by a decrease in gallons sold as compared to 2021.

For the years ended December 31, 2022 and 2021, other revenues, net were $1.0 million and $1.1 million, respectively, and primarily related to rental income from certain sites leased to independent dealers. Inter-segment other revenues, net related to the fixed fee primarily charged to sites in the fleet fueling segment (currently 5.0 cents per gallon sold), which began in July 2022 and were $3.7 million for the year ended December 31, 2022.

GPMP Operating Income

Fuel margin decreased by $6.2 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to fewer gallons sold to the retail and wholesale segments at a fixed margin.

For the year ended December 31, 2022, total general, administrative, depreciation and amortization expenses were similar with those in the prior year.

For the year ended December 31, 2021 compared to the year ended December 31, 2020

For a discussion of the comparable results of operations for the years ended December 31, 2021 and 2020, refer to Part II, Item 7“Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, under the subheading “GPMP Segment – For the year ended December 31, 2021 compared to the year ended December 31, 2020.”

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

The following table contains a reconciliation of net income to EBITDA, Adjusted EBITDA and Adjusted EBITDA, net of incremental bonuses for the years ended December 31, 2022, 2021 and 2020.

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net income	$71,978	$59,427	$30,639
Interest and other financing expenses, net	59,405	71,207	49,905
Income tax expense (benefit)	35,557	11,634	(1,499)
Depreciation and amortization	101,752	97,194	74,396
EBITDA	268,692	239,462	153,441
Non-cash rent expense (a)	7,903	6,359	7,051
Acquisition costs (b)	8,162	5,366	6,031
Loss on disposal of assets and impairment charges (c)	5,731	1,384	6,060
Share-based compensation expense (d)	12,161	5,804	1,891
Loss (income) from equity investment (e)	74	(186)	1,269
Fuel taxes paid in arrears (f)	—	—	819
Adjustment to contingent consideration (g)	(2,204)	(1,740)	(1,287)
Internal entity realignment and streamlining (h)	475	—	—
Other (i)	60	126	302
Adjusted EBITDA	$301,054	$256,575	$175,577
Incremental bonuses (j)	—	—	7,815
Adjusted EBITDA, net of incremental bonuses	$301,054	$256,575	$183,392

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
(d)
Eliminates non-cash share-based compensation expense related to the equity incentive program in place to incentivize, retain, and motivate our employees, certain non-employees, and members of our board of directors (the “Board”).
(e)
Eliminates our share of loss (income) attributable to our unconsolidated equity investment.
(f)
Eliminates the payment of historical fuel tax liabilities owed for multiple prior periods.
(g)
Eliminates fair value adjustments to the contingent consideration owed to the seller for the 2020 Empire Acquisition and owed by the seller in the 2019 acquisition of 64 sites from a third party (“Riiser”).
(h)
Eliminates non-recurring charges related to our internal entity realignment and streamlining.
(i)
Eliminates other unusual or non-recurring items that we do not consider to be meaningful in assessing operating performance.
(j)
Eliminates incremental bonuses based on 2020 performance.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, availability under our credit facilities and our cash balances. Our principal liquidity requirements are the financing of current operations, funding capital expenditures, including acquisitions, and servicing debt. We finance our inventory purchases primarily from customary trade credit aided by relatively rapid inventory turnover, as well as cash generated from operations. Rapid inventory turnover allows us to conduct operations without the need for large amounts of cash and working capital. We largely rely on internally generated cash flows and borrowings, which we believe are sufficient to meet our liquidity needs for the foreseeable future.

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions, or other events may cause us to seek additional debt or equity financing in future periods. Additional debt financing could impose increased cash payment obligations, as well as covenants that may restrict our operations. There can be no guarantee that financing will be available on acceptable terms or at all.

As of December 31, 2022, we were in a strong liquidity position of approximately $675 million, consisting of approximately $299 million of cash and cash equivalents and approximately $376 million of availability under our lines of credit. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations from our existing cash balances. As of December 31, 2022, we had no outstanding borrowings under our $140.0 million PNC Line of Credit (as defined below), $0.9 million of unused availability under the M&T equipment line of credit, described below, and $241.0 million of unused availability under our $500.0 million Capital One Line of Credit (as defined below), which we can seek to increase up to $700.0 million, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms.

In 2022, we fully prepaid and terminated the GPMP PNC Term Loan (as defined below), using cash on hand and the proceeds from the sale of U.S. Treasuries that had previously been used to secure approximately 98% of the outstanding principal amount of such term loan.

The Board declared, and the Company paid, dividends of $0.09 per share of common stock in 2022, totaling approximately $10.9 million. The Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on March 21, 2023 to stockholders of record as of March 9, 2023. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will evaluate dividend payments within the context of our overall capital allocation strategy on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends.

In February 2022, we announced that our Board had authorized a share repurchase program for up to an aggregate of $50 million of our outstanding shares of common stock. During the year ended December 31, 2022, we repurchased approximately 4.5 million shares of common stock under the repurchase program for approximately $39.0 million, or an average share price of $8.60. The share repurchase program does not have a stated expiration date. Whether and the extent to which we repurchase shares depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c)of the Exchange Act, privately negotiated transactions, pursuant to accelerated share repurchase agreements entered into with one or more counterparties, or otherwise. In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), which includes, among other provisions, a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022; in consideration of any further stock repurchases under our repurchase program, we intend to evaluate the impact of the IRA’s 1% excise tax on stock repurchases in tax years beginning after December 31, 2022.

To date, we have funded capital expenditures primarily through funds generated from operations, funds received from vendors, sale-leaseback transactions, the issuance of debt, and existing cash. Future capital required to finance operations, acquisitions, and raze-and-rebuild, functionally and fully remodel and update stores is expected to come from cash on hand, cash generated by operations, availability under lines of credit, and additional long-term debt and equipment leases, as circumstances may dictate. In both the short-term and long-term, we currently expect that our capital spending program will be primarily focused on expanding our store base through acquisitions, razing-and-rebuilding, remodeling and updating stores, and maintaining our owned properties and equipment, including upgrading all fuel dispensers to be EMV-compliant. We expect to spend a total of approximately $14 million in 2023 to upgrade substantially all our fuel dispensers to be EMV-compliant. We do not expect such capital needs to adversely affect liquidity.

Cash Flows for the Years Ended December 31, 2022, 2021 and 2020

Net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in):	(in thousands)
Operating activities	$209,256	$159,191	$173,842
Investing activities	(175,488)	(171,777)	(407,551)
Financing activities	10,555	(26,384)	491,048
Effect of exchange rates	(97)	(1,464)	2,875
Total	$44,226	$(40,434)	$260,214

For the comparison of our cash flows for the years ended December 31, 2021 and 2020, refer to Part II, Item 7“Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, under the subheading “Cash Flows for the Years Ended December 31, 2021, 2020 and 2019.”

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

For the year ended December 31, 2022, cash flows provided by operating activities were $209.3 million compared to $159.2 million for the year ended December 31, 2021. The increase was primarily the result of approximately $8.2 million of lower net tax payments and an increase in Adjusted EBITDA primarily generated from an increase in merchandise and fuel contribution at same stores, as well as from the 2022 Acquisitions and the 2021 Acquisitions, which were partially offset by approximately $4.6 million of higher net interest payments and changes in working capital primarily as a result of higher fuel costs.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the year ended December 31, 2022, cash used for investing activities increased by $3.7 million to $175.5 million from $171.8 million for the year ended December 31, 2021. For the year ended December 31, 2022, we spent $98.6 million for capital expenditures, including the purchase of certain fee properties, bean-to-cup coffee equipment, upgrades to fuel dispensers and other investments in our stores. The net consideration paid for the 2022 Acquisitions was $412.9 million, which included the $331.0 million paid by the real estate fund involved in these transactions, of which $55.0 million was included in financing activity, reflecting our net cash outflow of $81.9 million. This decrease was partially offset by a $58.9 million decrease in short-term investments of which $31.8 million was used to repay long-term debt and the remainder converted into cash on hand.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount of our lines of credit and debt, distributions to non-controlling interests and issuance of common and preferred stock, net of dividends paid and common stock repurchases.

For the year ended December 31, 2022, financing activities consisted primarily of net borrowings of $24.9 million for long-term debt, $55.0 million of consideration paid by the real estate fund involved in the 2022 Acquisitions related to sale-leaseback transactions (see Note 4 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K), repayments of $6.5 million for financing leases, $5.9 million for additional consideration payments related to the 2020 Empire Acquisition, $10.9 million for dividend payments on common stock, $5.8 million for dividend payments on the Series A redeemable preferred stock and $40.0 million for common stock repurchases.

Contractual Obligations and Indebtedness

Contractual Obligations

The table below presents our significant contractual obligations as of December 31, 2022:

	Obligations due by Period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt obligations (2)	$957,211	$55,395	$332,891	$72,302	$496,623
Additional and contingent consideration related to the Empire Acquisition (non-discounted)	14,390	5,969	8,421	—	—
Other financial obligations (3)	178,773	8,783	17,753	18,177	134,060
Operating lease obligations	2,162,803	151,974	307,458	305,183	1,398,188
Financing lease obligations	530,105	21,974	41,961	41,383	424,787
	$3,843,282	$244,095	$708,484	$437,045	$2,453,658
Purchase commitments (in gallons) (4)	1,909,001	407,570	484,358	339,024	678,049
(1)
Excludes asset retirement obligations due to the uncertain nature of the timing of these liabilities.
(2)
Includes principal and interest payments. Assumes an interest rate of 6.6% on the $258.3 million of the GPMP Capital One Line of Credit utilized as of December 31, 2022 and a zero balance on the PNC Line of Credit.
(3)
Includes financial liabilities related to the 2022 Acquisitions and the 2021 acquisition of ExpressStop stores, assuming lease purchase option is not exercised.
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

Financing Agreements with PNC

GPM and certain subsidiaries have a financing arrangement (as amended, the “PNC Credit Agreement”) with PNC Bank National Association (“PNC”) to provide a line of credit with an aggregate principal amount of up to $140 million for purposes of financing working capital (the “PNC Line of Credit”).

On December 20, 2022, GPM entered into an eighth amendment to the PNC Credit Agreement (the “Eighth Amendment”) to effect the following primary changes: (1) extended the maturity date by five years to December 22, 2027; (2) replaced the London Interbank Offered Rate (“LIBOR”) with the CME Group’s forward-looking SOFR (as defined in the Eighth Amendment) as an interest rate benchmark, including the replacement of LIBOR Rate Loans, with interest periods of one, two and three months, with adjusted Term SOFR Rate Loans (as defined in the Eighth Amendment), with interest periods of one and three months; (3) revised certain negative covenants to provide additional flexibility, including increased fixed dollar baskets and introduction of basket increases based on average undrawn availability; (4) added cardlock receivables as a portion of the borrowing base under certain circumstances; and (5) increased certain thresholds for events of default.

Pursuant to the Eighth Amendment, the PNC Line of Credit bears interest, as elected by GPM at: (a) SOFR Adjusted plus Term SOFR (as defined in the agreement) plus a margin of 1.25% to 1.75% or (b) a rate per annum equal to the alternate base rate (as defined in the agreement) plus a margin of 0% to 0.50%. Every quarter, the SOFR margin rate and the alternate base rate margin rate are updated based on the quarterly average undrawn availability of the line of credit. The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. As of December 31, 2022, $5.8 million of letters of credit were outstanding under the PNC Credit Agreement.

GPMP had a term loan with PNC in the aggregate principal amount of $32.4 million (the “GPMP PNC Term Loan”), which was secured by U.S. Treasury or other investment grade securities equal to approximately 98% of the outstanding principal amount of the GPMP PNC Term Loan. The Company fully prepaid this term loan in the third quarter of 2022 utilizing proceeds from the sale of these securities and other cash on hand and terminated the term loan and security agreement governing such term loan.

Financing agreements with M&T Bank

GPM has a financing arrangement with M&T Bank to provide a three-year $20.0 million line of credit for purchases of equipment, which line may be borrowed in tranches, as described below, and an aggregate principal amount of $35.0 million of a real estate loan (the “M&T Term Loan”). As of December 31, 2022, approximately $0.9 million remained available under the line of credit.

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

Financing agreement with a syndicate of banks led by Capital One, National Association (“Capital One”)

GPMP has a revolving credit facility with a syndicate of banks led by Capital One, National Association, in an aggregate principal amount of up to $500 million (as amended, the “Capital One Line of Credit”). At GPMP’s request, the Capital One Line of Credit can be increased up to $700 million, subject to obtaining additional financing commitments from current lenders or from other banks, and subject to certain terms as detailed in the Capital One Line of Credit. As of December 31, 2022, approximately $258.3 million was drawn on the Capital One Line of Credit, and approximately $241.0 million was available thereunder.

On December 9, 2022, GPM entered into an amendment to the Capital One Line of Credit to replace LIBOR with SOFR as an interest rate benchmark. Pursuant to the amendment, the Capital One Line of Credit generally bears interest, as elected by GPMP at: (a) Adjusted Term SOFR (as defined in the agreement) plus a margin of 2.25% to 3.25% or (b) a rate per annum equal to the alternate base rate (as defined in the agreement) plus a margin of 1.25% to 2.25%. The margin is determined according to a formula in the Capital One Line of Credit that depends on GPMP’s leverage. As of December 31, 2022, $0.7 million of letters of credit were outstanding under the Capital One Line of Credit.

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

Environmental provision and reimbursement assets

We estimate the anticipated environmental costs with respect to contamination arising from the operation of gasoline marketing operations and the use of aboveground and underground storage tanks as well as the costs of other exposures and recognize a liability when these losses are anticipated and can be reasonably estimated. Reimbursement for these expenses from various state underground storage tank trust funds or from insurance companies is recognized as an asset and included in other current assets or non-current assets, as appropriate. The scope of the reimbursement asset and liability is estimated by a third party at least twice a year and adjustments are made according to past experience, changing conditions and changes in governmental policies.

Liability for dismantling and removing aboveground and underground storage tanks and restoring the site on which the storage tanks are located

The liability is based on our estimates with respect to the external costs which will be necessary to remove the aboveground and underground storage tanks in the future, regulatory requirements, discount rate and an estimate of the length of the useful life of the storage tanks.

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

For the 2022 annual impairment test, the data used for the income approach was directly linked to our internal projections for 2023 through 2027. The long-term growth rate used in the terminal year was 1.1% for the GPMP reporting unit, and was 2.2% for the retail reporting unit, in accordance with the relevant weighted average long-term nominal growth rate. The cash flows used assumed an unlevered, debt-free basis with no deduction for interest of debt principal to present the cash flows available for debt and equity holders. The discount rate for each reporting unit was determined based on the risk profile of each of the reporting units, and was derived from its weighted average cost of capital (“WACC”) as assessed by management with the assistance of an independent assessor. The WACC took into account both debt and equity. The discount rate applied to the cash flow projections for the GPMP and the retail reporting units was approximately 9.0% and 10.5%, respectively.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We have limited exposure to commodity price risk as a result of the payment and volume-related discounts in certain of our fuel supply contracts with our fuel suppliers, which are based on the market price of motor fuel. Significant increases in fuel prices could result in significant increases in the retail price of fuel and in lower sales to consumers and independent dealers. When fuel prices rise, some of our independent dealers may have insufficient credit to purchase fuel from us at their historical volumes. In addition, significant and persistent increases in the retail price of fuel could also diminish consumer demand, which could subsequently diminish the volume of fuel we distribute. A significant percentage of our sales are made with the use of credit cards. Because the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump and higher gallon movements result in higher credit card expenses. These additional fees increase operating expenses. Prior to the Quarles Acquisition, we did not engage in any fuel price hedging. In connection with the Quarles Acquisition, we began to make use of derivative commodity instruments to manage risks associated with an immaterial number of gallons designed to offset changes in the price of fuel that are directly tied to firm commitments to purchase diesel fuel.

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The Senior Notes bear a fixed interest rate, therefore, an increase or decrease in prevailing interest rates has no impact on our debt service for the Senior Notes. As of December 31, 2022, the interest rate on our Capital One Line of Credit was 6.6% and the interest rate on our M&T Term Loan was 7.3%. As of December 31, 2021, the interest rate on our Capital One Line of Credit was 3.4% and the interest rate on our M&T Term Loan was 3.1%. As of December 31, 2022, approximately 38% of our debt bore interest at variable rates, therefore, our exposure was relatively low. If our applicable interest rates increase by 1%, then our debt service on an annual basis would increase by approximately $2.9 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances. For additional information regarding our interest rate risk, see “Risk Factors—Risks Related to Our Business and Industry—Our variable rate debt could adversely affect our financial condition and results of operations.”

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

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, and designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management under the supervision of, and with the participation of the Company’s principal executive and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. The Company acquired certain assets (comprising a business) from Quarles Petroleum, Incorporated in a business combination on July 22, 2022 and acquired all of the issued and outstanding membership interests in Pride Convenience Holdings, LLC on December 6, 2022. As these acquisitions occurred in the second half of 2022, the scope of the Company’s assessment of the design and effectiveness of internal control over financial reporting for 2022 excluded the above mentioned acquisitions. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition. Both of these acquisitions are included in the Company’s consolidated financial statements as of and for the year ended December 31, 2022 included in this Annual Report on Form 10-K. These acquisitions collectively represented approximately 13% and 4% of Company’s total consolidated assets and revenues, respectively, as of and for the year ended December 31, 2022.

Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022 based on the specified criteria.

Our internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8. “Financial Statements and Supplementary Data.”

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information about directors required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements: See Part II, Item 8 of this report.

(2) Schedule I - Condensed Financial Information of Registrant. Additionally, the financial statement schedule entitled “Schedule II – Valuation and Qualifying Accounts” has been omitted since the information required is included in the consolidated financial statements and notes thereto. Other schedules are omitted because they are not required.

(3) Exhibits: See below.

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

2.4*

Asset Purchase Agreement, dated as of September 9, 2022, by and among GPM Investments, LLC, Transit Energy Group, LLC and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed on September 12, 2022).

2.5*

Purchase and Sale Agreement, dated as of October 19, 2022, by and between GPM Investments, LLC and Pride Parent, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed on October 24, 2022).

2.6*	First Amendment to Purchase and Sale Agreement, dated December 5, 2022, by and between GPM Investments, LLC and Pride Parent LLC
3.1	Composite Amended and Restated Certificate of Incorporation of ARKO Corp. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on August 8, 2022).
3.2	Bylaws of ARKO Corp. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed on December 31, 2020).
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

10.8**

Form of Restricted Stock Unit Agreement under the Company’s 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 8, 2021 (filed at 4:58 p.m. EST)).

10.9**

Form of Director Restricted Stock Unit Agreement under the Company’s 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on March 8, 2021 (filed at 4:58 p.m. EST)).

10.10**

Form of Performance-Based RSU Award Agreement under the Company’s 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on March 8, 2021 (filed at 4:58 p.m. EST)).

10.11**

Nonqualified Stock Option Agreement with Arie Kotler under the Company’s 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed on March 8, 2021 (filed at 4:58 p.m. EST)).

10.12**

Employment Agreement, dated as of January 3, 2020, by and between GPM INVESTMENTS, LLC and Maury Bricks. (incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K, filed on March 25, 2021).

10.13**

Amended and Restated Employment Agreement, dated as of August 4, 2020, by and between GPM INVESTMENTS, LLC and Donald Polk Bassell (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, filed on March 25, 2021).

10.14

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

10.15*

Standby Real Estate Purchase, Designation and Lease Program, dated as of May 3, 2021, by and between GPM Investments, LLC and Oak Street Real Estate Capital Net Lease Property Fund, LP. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 6, 2021 (filed at 4:30 p.m. EDT))

10.16

First Amendment to Standby Real Estate Purchase, Designation and Lease Program, dated as of April 7, 2022, by and between GPM Investments, LLC and GPM Portfolio Owner LLC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 13, 2022).

10.17

Master Supply Agreement, dated as of May 24, 2021, by and between GPM Investments, LLC and Core-Mark International, Inc (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 27, 2021).

10.18

Second Amended, Restated and Consolidated Credit Agreement, dated June 24, 2021, by and among GPM Investments, LLC, and the other borrowers party thereto and M&T Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on June 24, 2021).

10.19

Second Amended and Restated Master Covenant Agreement, dated June 24, 2021, by and between GPM Investments, LLC and M&T Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on June 24, 2021).

10.20	Purchase Agreement, dated October 14, 2021 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed on October 18, 2021).
10.21

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

10.22*

Sixth Amendment and Joinder to Third Amended, Restated and Consolidated Revolving Credit and Security Agreement, dated July 22, 2022, by and among GPM Investments, LLC and certain of its subsidiaries as other borrowers and guarantors thereto, the lenders party thereto and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 8, 2022).

10.23**

Amended and Restated Employment Agreement, dated as of January 1, 2020, by and between GPM INVESTMENTS, LLC and Eyal Nuchamovitz (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K, filed on February 25, 2022).

10.24

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

10.26

Second Amendment to the Second Amended and Restated Master Covenant Agreement, dated October 3, 2022, by and between GPM Investments, LLC and M&T Bank (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 7, 2022).

10.27

Seventh Amendment and Joinder to Third Amended, Restated and Consolidated Revolving Credit and Security Agreement, dated December 6, 2022, by and among GPM Investments, LLC and certain of its subsidiaries as other borrowers and guarantors thereto, the lenders party thereto and PNC Bank, National Association.

10.28

Eight Amendment to Third Amended, Restated and Consolidated Revolving Credit and Security Agreement, dated December 20, 2022, by and among GPM Investments, LLC and certain of its subsidiaries as other borrowers and guarantors thereto, the lenders party thereto and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2022).

10.29

Second Amendment to the Amended and Restated Credit Agreement, dated December 9, 2022, by and among GPM Petroleum LP, the guarantors party thereto, Capital One, National Association, Keybank National Association, Santander Bank, N.A., and the lenders party thereto.

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

Date: February 27, 2023	ARKO CORP.

	By:	/s/ Arie Kotler
Arie Kotler
President, Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Arie Kotler	President, Chief Executive Officer and Chairman of the Board	February 27, 2023
Arie Kotler	(Principal Executive Officer)

/s/ Donald Bassell	Chief Financial Officer	February 27, 2023
Donald Bassell	(Principal Financial and Accounting Officer)

/s/ Sherman K. Edmiston III	Director	February 27, 2023
Sherman K. Edmiston III

/s/ Michael J. Gade	Director	February 27, 2023
Michael J. Gade

/s/ Andrew R. Heyer	Director	February 27, 2023
Andrew R. Heyer

/s/ Steven J. Heyer	Director	February 27, 2023
Steven J. Heyer

/s/ Starlette Johnson	Director	February 27, 2023
Starlette Johnson

/s/ Morris Willner	Director	February 27, 2023
Morris Willner

Report of Independent registered public accounting firm

Board of Directors and Shareholders

ARKO Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ARKO Corp. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule I included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2023 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2003.

Charlotte, North Carolina

February 27, 2023

Report of Independent registered public accounting firm

Board of Directors and Shareholders

ARKO Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ARKO Corp. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 27, 2023 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of (i) certain assets (comprising a business) acquired from Quarles Petroleum, Incorporated and (ii) Pride Convenience Holdings, LLC (collectively, the “Acquisitions”), whose financial statements reflect total assets and revenues constituting 13% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management’s Report on Internal Control over Financial Reporting, the acquisitions of (i) certain assets (comprising a business) from Quarles Petroleum, Incorporated and (ii) all of the membership interests of Pride Convenience Holdings, LLC occurred during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of the Acquisitions.

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

/s/ GRANT THORNTON LLP

Charlotte, North Carolina

February 27, 2023

ARKO Corp.

Consolidated Balance Sheets

(in thousands)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$298,529	$252,141
Restricted cash	18,240	20,402
Short-term investments	2,400	58,807
Trade receivables, net	118,140	62,342
Inventory	221,951	197,836
Other current assets	87,873	92,095
Total current assets	747,133	683,623
Non-current assets:
Property and equipment, net	645,809	548,969
Right-of-use assets under operating leases	1,203,188	1,064,982
Right-of-use assets under financing leases, net	182,113	192,378
Goodwill	217,297	197,648
Intangible assets, net	197,123	185,993
Equity investment	2,924	2,998
Deferred tax asset	22,728	41,047
Other non-current assets	36,855	24,637
Total assets	$3,255,170	$2,942,275
Liabilities
Current liabilities:
Long-term debt, current portion	$11,944	$40,384
Accounts payable	217,370	172,918
Other current liabilities	154,097	137,488
Operating leases, current portion	57,563	51,261
Financing leases, current portion	5,457	6,383
Total current liabilities	446,431	408,434
Non-current liabilities:
Long-term debt, net	740,043	676,625
Asset retirement obligation	64,909	58,021
Operating leases	1,218,045	1,076,905
Financing leases	225,907	229,215
Deferred tax liability	—	2,546
Other non-current liabilities	178,945	136,853
Total liabilities	2,874,280	2,588,599

Commitments and contingencies - see Note 13
Series A redeemable preferred stock (no par value) - authorized: 1,000 shares; issued and outstanding: 1,000 shares and 1,000 shares, respectively; redemption value: $100,000 and $100,000, in the aggregate respectively	100,000	100,000

Shareholders' equity:
Common stock (par value $0.0001) - authorized: 400,000 shares; issued: 124,727 and 124,428 shares, respectively; outstanding: 120,074 and 124,428 shares, respectively	12	12
Treasury stock, at cost - 4,653 and 0 shares, respectively	(40,042)	—
Additional paid-in capital	229,995	217,675
Accumulated other comprehensive income	9,119	9,119
Retained earnings	81,750	26,646
Total shareholders' equity	280,834	253,452
Non-controlling interest	56	224
Total equity	280,890	253,676
Total liabilities, redeemable preferred stock and equity	$3,255,170	$2,942,275

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Year Ended December 31,
	2022	2021	2020
Revenues:
Fuel revenue	$7,401,090	$5,714,333	$2,452,401
Merchandise revenue	1,647,642	1,616,404	1,494,342
Other revenues, net	94,067	86,661	63,489
Total revenues	9,142,799	7,417,398	4,010,232
Operating expenses:
Fuel costs	6,856,651	5,275,907	2,131,416
Merchandise costs	1,146,423	1,143,494	1,088,032
Store operating expenses	721,174	630,518	532,422
General and administrative expenses	139,969	124,667	94,424
Depreciation and amortization	101,752	97,194	74,396
Total operating expenses	8,965,969	7,271,780	3,920,690
Other expenses, net	9,816	3,536	9,228
Operating income	167,014	142,082	80,314
Interest and other financial income	3,178	3,005	1,768
Interest and other financial expenses	(62,583)	(74,212)	(51,673)
Income before income taxes	107,609	70,875	30,409
Income tax (expense) benefit	(35,557)	(11,634)	1,499
(Loss) income from equity investment	(74)	186	(1,269)
Net income	$71,978	$59,427	$30,639
Less: Net income attributable to non-controlling interests	231	229	16,929
Net income attributable to ARKO Corp.	$71,747	$59,198	$13,710
Accretion of redeemable preferred stock	—	—	(3,120)
Series A redeemable preferred stock dividends	(5,750)	(5,735)	(157)
Net income attributable to common shareholders	$65,997	$53,463	$10,433
Net income per share attributable to common shareholders - basic	$0.54	$0.43	$0.15
Net income per share attributable to common shareholders - diluted	$0.53	$0.42	$0.15
Weighted average shares outstanding:
Basic	121,476	124,412	71,074
Diluted	123,224	125,437	71,074

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Net income	$71,978	$59,427	$30,639
Other comprehensive income:
Foreign currency translation adjustments	—	—	4,675
Total other comprehensive income	—	—	4,675
Comprehensive income	$71,978	$59,427	$35,314
Less: Comprehensive income attributable to non-controlling interests	231	229	16,929
Comprehensive income attributable to ARKO Corp.	$71,747	$59,198	$18,385

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Changes in Equity

(in thousands)

	Common Stock		Treasury
	Shares	Par Value	Stock, at Cost	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2019	65,541	$6	$—	$104,686	$4,444	$(43,363)	$65,773	$129,117	$194,890
Share-based compensation	—	—	—	1,891	—	—	1,891	—	1,891
Vesting and exercise of restricted share units	187	—	—	—	—	—	—	—	—
Issuance of shares to employees	200	—	—	—	—	—	—	—	—
Conversion of convertible bonds	29	—	—	137	—	—	137	—	137
Issuance of rights	5,749	1	—	11,324	—	—	11,325	—	11,325
Transactions with non-controlling interests	—	—	—	6,361	—	—	6,361	11,469	17,830
Purchase of non-controlling interest in GPMP	—	—	—	(19,092)	—	—	(19,092)	(73,982)	(93,074)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8,710)	(8,710)
Issuance of shares - Merger Transaction and purchase of GPM Minority, net of $41.8 million issuance costs, of which $10.4 million was paid in the form of common stock	52,426	5	—	110,073	—	—	110,078	(74,984)	35,094
Accretion and accrued dividends on redeemable preferred stock	—	—	—	(3,277)	—	—	(3,277)	—	(3,277)
Other comprehensive income	—	—	—	—	4,675	—	4,675	—	4,675
Net income	—	—	—	—	—	13,710	13,710	16,929	30,639
Balance at December 31, 2020	124,132	$12	$—	$212,103	$9,119	$(29,653)	$191,581	$(161)	$191,420
Share-based compensation	—	—	—	5,804	—	—	5,804	—	5,804
Transactions with non-controlling interests	—	—	—	(396)	—	—	(396)	396	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(240)	(240)
Dividends on redeemable preferred stock	—	—	—	(2,836)	—	(2,899)	(5,735)	—	(5,735)
Issuance of shares	296	—	—	3,000	—	—	3,000	—	3,000
Net income	—	—	—	—	—	59,198	59,198	229	59,427
Balance at December 31, 2021	124,428	$12	$—	$217,675	$9,119	$26,646	$253,452	$224	$253,676
Share-based compensation	—	—	—	12,161	—	—	12,161	—	12,161
Transactions with non-controlling interests	—	—	—	159	—	—	159	(159)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(240)	(240)
Dividends on redeemable preferred stock	—	—	—	—	—	(5,750)	(5,750)	—	(5,750)
Dividends declared (9 cents per share)	—	—	—	—	—	(10,893)	(10,893)	—	(10,893)
Common stock repurchased	(4,653)	—	(40,042)	—	—	—	(40,042)	—	(40,042)
Vesting of restricted share units	286	—	—	—	—	—	—	—	—
Issuance of shares to employees	13	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	71,747	71,747	231	71,978
Balance at December 31, 2022	120,074	$12	$(40,042)	$229,995	$9,119	$81,750	$280,834	$56	$280,890

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$71,978	$59,427	$30,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,752	97,194	74,396
Deferred income taxes	22,300	4,848	(4,747)
Loss on disposal of assets and impairment charges	5,731	1,384	6,060
Foreign currency loss (gain)	227	(1,320)	6,754
Amortization of deferred financing costs, debt discount and premium	2,514	9,304	2,236
Amortization of deferred income	(9,724)	(10,327)	(7,650)
Accretion of asset retirement obligation	1,833	1,705	1,359
Non-cash rent	7,903	6,359	7,051
Charges to allowance for credit losses	659	601	260
Loss (income) from equity investment	74	(186)	1,269
Share-based compensation	12,161	5,804	1,891
Fair value adjustment of financial assets and liabilities	(3,396)	3,821	(1,014)
Other operating activities, net	775	677	115
Changes in assets and liabilities:
Increase in trade receivables	(50,229)	(16,003)	(24,010)
(Increase) decrease in inventory	(6,850)	(21,816)	6,618
Decrease (increase) in other assets	1,476	(5,421)	(7,864)
Increase in accounts payable	31,645	16,813	26,893
Increase in other current liabilities	6,884	7,867	46,303
Decrease in asset retirement obligation	(95)	(130)	(393)
Increase (decrease) in non-current liabilities	11,638	(1,410)	7,676
Net cash provided by operating activities	$209,256	$159,191	$173,842

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Cash Flows (cont’d)

(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from investing activities:
Purchase of property and equipment	$(98,595)	$(226,205)	$(44,646)
Purchase of intangible assets	(176)	(246)	(30)
Proceeds from sale of property and equipment	287,901	284,854	1,302
Business acquisitions, net of cash	(419,726)	(203,070)	(363,988)
Prepayment for WTG Acquisition	(4,000)	—	—
Decrease (increase) of investments, net	58,934	(27,110)	—
Loans to equity investment, net	174	—	(189)
Net cash used in investing activities	(175,488)	(171,777)	(407,551)
Cash flows from financing activities:
Receipt of long-term debt, net	70,896	484,089	570,207
Repayment of debt	(45,948)	(531,834)	(58,792)
Lines of credit, net	—	—	(83,515)
Repayment of related-party loans	—	—	(4,517)
Buyback of long-term debt	—	—	(1,995)
Principal payments on financing leases	(6,543)	(8,094)	(8,116)
Proceeds from sale-leaseback	54,988	44,188	—
Proceeds from issuance of rights, net	—	—	11,332
Purchase of non-controlling interest in GPMP	—	—	(99,048)
Investment of non-controlling interest in subsidiary	—	—	19,325
Payment of Additional Consideration	(5,913)	(3,828)	—
Payment of Merger Transaction issuance costs	—	(4,773)	—
Common stock repurchased	(40,042)	—	—
Issuance of shares in Merger Transaction	—	—	57,997
Issuance of redeemable preferred stock, net	—	—	96,880
Dividends paid on common stock	(10,893)	—	—
Dividends paid on redeemable preferred stock	(5,750)	(5,892)	—
Distributions to non-controlling interests	(240)	(240)	(8,710)
Net cash provided by (used in) financing activities	10,555	(26,384)	491,048
Net increase (decrease) in cash and cash equivalents and restricted cash	44,323	(38,970)	257,339
Effect of exchange rate on cash and cash equivalents and restricted cash	(97)	(1,464)	2,875
Cash and cash equivalents and restricted cash, beginning of year	272,543	312,977	52,763
Cash and cash equivalents and restricted cash, end of year	$316,769	$272,543	$312,977
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of year	$252,141	$293,666	$32,117
Restricted cash, beginning of year	20,402	16,529	14,423
Restricted cash with respect to bonds, beginning of year	—	2,782	6,223
Cash and cash equivalents and restricted cash, beginning of year	$272,543	$312,977	$52,763
Cash and cash equivalents, end of year	$298,529	$252,141	$293,666
Restricted cash, end of year	18,240	20,402	16,529
Restricted cash with respect to bonds, end of year	—	—	2,782
Cash and cash equivalents and restricted cash, end of year	$316,769	$272,543	$312,977

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Cash Flows (cont’d)

(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Supplementary cash flow information:
Cash received for interest	$1,964	$428	$1,323
Cash paid for interest	57,653	51,495	40,026
Cash received for taxes	283	226	1,856
Cash paid for taxes	6,747	14,912	1,163
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	6,668	8,210	7,224
Purchases of equipment in accounts payable and accrued expenses	9,007	7,569	4,805
Purchase of property and equipment under leases	21,534	23,730	29,625
Disposals of leases of property and equipment	19,885	4,465	7,593
Issuance of shares	—	3,000	—
Receipt of related-party receivable payment offset by related-party loan payments	—	—	7,133
Ares Put Option	—	—	9,201

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

The Company’s operations are primarily performed by its subsidiary, GPM. GPM is primarily engaged directly and through fully owned and controlled subsidiaries (directly or indirectly) in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations. The Company is also engaged in wholesale activity, which includes the supply of fuel to gas stations operated by third parties and following the closing of the Quarles Acquisition (as defined in Note 4) on July 22, 2022, in fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites. As of December 31, 2022, GPM’s activity included the operation of 1,404 retail convenience stores, the supply of fuel to 1,674 gas stations operated by independent dealers and the operation of 183 cardlock locations throughout 34 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

The Company has four reportable segments: retail, wholesale, fleet fueling, and GPMP. Refer to Note 23 below for further information with respect to the segments.

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

Because Arko Holdings was deemed the accounting acquirer, upon the consummation of the Merger Transaction, the historical financial statements of Arko Holdings became the historical financial statements of the combined company. As a result, the financial statements included in this Annual Report on Form 10-K reflect the historical operating results of Arko Holdings prior to the Merger Closing Date and the combined results of the Company, including those of Haymaker, following the Merger Closing Date. Additionally, the Company’s equity structure has been reclassified in all periods up to the Merger Closing Date to reflect the number of shares of the Company’s common stock issued to Arko Holdings’ stockholders in connection with the recapitalization transaction. As such, the share counts, common stock amounts related to Arko Holdings’ common stock prior to the Merger Transaction have been retroactively reclassified as shares reflecting the exchange ratio established in accordance with the Merger Agreement.

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

Cash and Cash Equivalents

The Company considers all unrestricted highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents, of which there were $207.5 million and $0.7 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, $0.5 million and $0.7 million of cash and cash equivalents, respectively, were denominated in New Israeli Shekels (“NIS”). Cash and cash equivalents are maintained at financial institutions.

Restricted Cash

The Company classifies as restricted cash any cash and cash equivalents that are currently restricted from use in order to comply with agreements with third parties, including cash related to net lottery proceeds.

Trade Receivables

The majority of trade receivables are typically from independent dealers, fleet fueling customers, customer credit accounts and credit card companies in the ordinary course of business. Balances due in respect of credit cards processed through the Company’s fuel suppliers and other providers are collected within two to three days depending upon the day of the week of the purchase and time of day of the purchase. Receivables from independent dealers and customer credit accounts are typically due within one to 30 days and are stated as amounts due. Accounts that are outstanding longer than the payment terms are considered past due.

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

The Company writes off receivable amounts when there is information indicating that the debtor is in severe financial difficulty and there is no realistic prospect of recovery, e.g. when the debtor has been placed under liquidation or has entered into bankruptcy proceedings. Financial assets written off may still be subject to enforcement activities under the Company’s recovery procedures, taking into account legal advice where appropriate. Any recoveries made are recognized in profit or loss. The Company has not experienced significant write-offs for the years ended December 31, 2022, 2021 and 2020.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including property and equipment, right-of-use assets and amortizable intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a review indicates that the assets will not be recoverable, based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value and the asset’s carrying value is reduced to fair value. Impairment losses related to property and equipment and right-of-use assets of $3.7 million, $3.2 million and $4.7 million were recorded in relation to closed and non-performing sites as an expense within other expenses, net in the consolidated statements of operations during the years ended December 31, 2022, 2021 and 2020, respectively. No impairment was recognized for long-lived intangible assets during the years ended December 31, 2022, 2021 and 2020.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of net assets of businesses acquired. For the purpose of impairment testing, goodwill is allocated to each reporting unit (or groups of reporting units) expected to benefit from the synergies of the business combination. Intangible assets acquired in a business combination are recorded at fair value as of the date acquired. Amortization of finite lived intangible assets is provided using the straight-line method of amortization over the estimated useful lives of the intangible assets, with a weighted average remaining amortization period as of December 31, 2022, as follows:

	Range in Years	Weighted Average Remaining Amortization Period
Goodwill	Indefinite life	Indefinite life
Trade names	5	3
Wholesale fuel supply contracts	4 to 14	10
Third-party cardlock site contracts	2	2
Option to acquire ownership rights	6 to 15	8
Option to develop stores	5	0.5
Non-contractual customer relationships	20	20
Liquor licenses	Indefinite life	Indefinite life
Franchise rights	9 to 20	14

Goodwill is reviewed annually on October 1 for impairment, or more frequently if indicators of impairment exist, such as disruptions in the business, unexpected significant declines in operating results or a sustained market capitalization decline. In the goodwill impairment test, the reporting unit’s carrying amount (including goodwill) and its fair value are compared. If the estimated fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the deficit up to the amount of goodwill recorded.

The Company completed the annual impairment analyses for goodwill for the years ended December 31, 2022, 2021 and 2020, and no impairment was recognized.

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

The Company’s investments in GPM (until the purchase of the GPM Minority on the Merger Closing Date as described in Note 1 above) and GPM Petroleum LP (“GPMP”) (until the purchase of the third parties’ interests in GPMP on December 21, 2020 as described in Note 3 below) were accounted for under the method of accounting referred to as the hypothetical liquidation at book value method for allocating the profits and losses. In accordance with this method, profits and losses are allocated between the Company and the non-controlling interest assuming at the end of the reporting period, GPM and GPMP would liquidate or distribute its assets and redeem its liabilities at their book value.

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

Equity Investment

For equity investments that are not required to be consolidated, the Company evaluates the level of influence it is able to exercise over the investee’s operations to determine whether to use the equity method of accounting. Investees over which the Company determines that the Company has significant influence are accounted for as equity method investment. The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investment may be impaired.

Since January 2014, the Company has held joint control (50%) of Ligad Investments and Construction Ltd. (“Ligad”), which is presented on the Company’s books using the equity method of accounting. As of December 31, 2022, Ligad owed the Company approximately $0.7 million, bearing interest at the prime rate plus 1%, and payable on December 31, 2023.

In September 2020, Ligad entered into an agreement with a third party for the lease of the properties held by it for a period of three years beginning March 1, 2021, in consideration of an annual payment of approximately $0.3 million and granted another third party an option, as amended, that it may exercise until September 2023, pursuant to which such third party may purchase the leased properties for consideration of approximately $7.5 million plus value-added taxes, from which the lease payments received will be deducted.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

Significant estimates of fair value include, among other items, tangible and intangible assets acquired and liabilities assumed through business combinations, certain leases, contingent consideration in business combinations, financial derivative instruments, the Public Warrants (as defined below), the Private Warrants (as defined below), the Deferred Shares (as defined below) and the Ares Put Option (as defined below). The Company also uses fair value measurements to routinely assess impairment of long-lived assets, intangible assets and goodwill.

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

Certain fuel and sales taxes are invoiced by fuel suppliers or collected from customers and remitted to governmental agencies either directly, or through suppliers, by the Company. Whether these taxes are presented on a gross or net basis is dependent on whether the Company is acting as a principal or agent in the sales transaction. Fuel excise taxes are presented on a gross basis for fuel sales because the Company is acting as the primary obligor, has pricing latitude, and is also exposed to inventory and credit risks. Fuel revenue and fuel cost of revenue included fuel taxes of $1,015.2 million, $1,004.8 million and $584.6 million for 2022, 2021 and 2020, respectively.

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
•
Customer loyalty program—The customer loyalty program provides the Company’s customers rights to purchase products at a lower price or at no cost in future periods. The sale of products in accordance with the loyalty program are recognized as multiple performance obligations. The consideration for the sale is allocated to each performance obligation identified in the contract (the actual purchases and the future purchases) on a relative stand-alone selling price basis. Revenue for the rights granted is deferred and recognized on the date on which the Company completes its obligations in respect thereof or when it expires. The related contract liability for the customer loyalty program was approximately $0.9 million and $1.5 million as of December 31, 2022 and 2021, respectively, and was included in other current liabilities on the consolidated balance sheets.
•
Commissions on sales of lottery products, money orders and prepaid value cards—The Company recognizes a commission on the sale of lottery products, money orders, and sales of prepaid value cards (gift or cash cards) at the time of the sale to the customer.

Wholesale

•
Consignment arrangements—In arrangements of this type, the Company owns the fuel until the date of sale to the final customer, and the gross profit created from the sale of the fuel is allocated between the Company and the independent dealer based on the terms of the relevant agreement with the independent dealer. In certain cases, gross profit is split based on a percentage and in others, the Company pays a fixed fee per gallon to the independent dealer. The Company recognizes revenues on the date of the sale to the final customer (namely, upon dispensing of the fuel by the consumer which is the date of transfer of control, risks and rewards to the final customer).
•
Fuel supply arrangements (“Cost Plus”)—In arrangements of this type, the independent dealer purchases the fuel from the Company. The Company recognizes revenue upon delivery of the fuel to the independent dealer which is the date of transfer of ownership of the fuel to the independent dealer. The sales price to the independent dealer is determined according to the terms of the relevant agreement with the independent dealer, which generally includes a stated price of the fuel plus the cost of transportation and a margin, with the Company generally retaining any prompt pay discounts and rebates.

Fleet Fueling

•
Fuel revenue from cardlock locations—Revenues from the sale of fuel, less applicable discounts, are recognized upon delivery of the fuel, which is the point at which control and title are transferred, the customer has accepted the product and the customer has significant risks and rewards of owning the product. The Company typically has a right to payment once control of the product is transferred to the customer. At third-party cardlock locations, the Company remains the owner of the fuel until the date of sale to the customer. Transaction prices for these products are typically at market rates for the products at the time of delivery. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.
•
Commissions on proprietary fuel cards—The Company receives a commission on the sale of fuel from proprietary fuel cards that provide customers access to a nationwide network of fueling sites. The commission is recognized at the time of the sale to the customer.

GPMP

•
GPMP recognizes fuel revenue upon delivery of the fuel to GPM and its subsidiaries selling fuel (both in the retail and wholesale segments) and a fixed fee charged to sites in the fleet fueling segment, all of which is eliminated in consolidation.

Refer to Note 23 for disclosure of the revenue disaggregated by segment and product line, as well as a description of the reportable segment operations.

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

The Company includes in fuel costs all costs incurred to acquire fuel, including the costs of purchasing and transporting inventory prior to delivery to customers. The Company primarily utilizes third-party carriers to transport fuel inventory to each location. Fuel costs do not include any depreciation of property and equipment as there are no significant amounts that could be attributed to fuel costs. Accordingly, depreciation is separately classified in the consolidated statements of operations.

The Company recognizes merchandise vendor rebates based upon the period of time in which it has completed the unit purchases and/or sales as specified in the merchandise vendor agreements. The Company records such rebates as a reduction of merchandise costs.

Certain upfront amounts paid to the Company by merchandise suppliers and amounts paid to the Company by fuel suppliers for renovation and upgrade costs associated with the rebranding of gas stations are presented as a liability and are recorded to operations as a reduction of merchandise or fuel costs on a straight-line basis relative to the period of the agreement. In the event that the Company does not comply with the conditions of the agreement with the supplier, the Company may be required to repay the unamortized balance of the amount received or grant to the supplier based on the amortization schedule as defined in each applicable agreement. These amounts are classified in other non-current liabilities, except for the current maturity which is classified in other current liabilities.

Total purchases from suppliers who accounted for 10% or more of total purchases for the periods presented were as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Fuel products - Supplier A	$974,156	$776,314	$312,231
Fuel products - Supplier B	870,982	638,928	256,606
Fuel products - Supplier C	758,856	*	*
Merchandise products - Supplier D	664,438	645,257	653,994

* Purchases did not exceed 10% in period

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs, net of co-op advertising reimbursement from certain vendors/suppliers, for the years ended December 31, 2022, 2021 and 2020 were $5.2 million, $4.4 million and $3.8 million, respectively, and were included in store operating and general and administrative expenses in the consolidated statements of operations.

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

Derivative Instruments and Hedging Activities

The Company accounts for financial derivative instruments at fair value and applies hedge accounting rules when applicable. The Company utilizes derivative instruments related to ultra-low sulfur diesel to offset changes in the fair value of its firm commitments to purchase diesel fuel that is ultimately delivered to certain of its fleet fueling sites.

These instruments are accounted for as fair value hedges of a firm commitment upon proper qualification. The Company assesses at inception and on an ongoing basis whether a derivative instrument accounted for as a hedge is highly effective in offsetting changes in the fair value of the hedged item (that is, the unrecognized firm commitment). The gain or loss on the hedging instrument is recognized currently in earnings within fuel costs in the consolidated statement of operations, for the period in which the changes in fair value occur. The gain or loss (that is, the change in fair value) on the hedged item attributable to the hedged risk designated as being hedged adjusts the carrying amount of the related hedged item and is simultaneously recognized in earnings within fuel costs in the consolidated statement of operations, as an adjustment to the carrying amount of that hedged item (that is, the Company recognizes as assets or liabilities the changes in the fair value of the firm commitment that are attributable to the risk being hedged and that arise while the hedge of the firm commitment exists). When the underlying assets are purchased in accordance with the terms of the hedged firm commitment, the initial cost basis in the acquired assets is adjusted by the amount of the firm commitment that was recognized as an asset or liability under the fair value hedging model. See Note 21 and Note 22 for further information about the Company’s derivatives.

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

Employee Benefits

The Company has a 401(k) retirement plan for its employees who may contribute up to 75% of eligible wages as defined in the plan, subject to limitations defined in the plan and applicable law. The Company matches a percentage of employee contributions according to the plan. The Company has a deferred compensation plan for certain employees who may contribute up to 90% of eligible wages as defined in the plan, subject to limitations defined in the plan and applicable law. The Company matches a percentage of employee contributions according to the plan. The expense for matching contributions for both of these plans was approximately $1.0 million, $1.6 million and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Right-of-use assets under financing leases are depreciated based on the straight-line method over the shorter period of the lease term and the useful life of the underlying asset, with weighted average depreciation periods as follows:

Years
Leasehold improvements, buildings and real estate assets	28
Equipment	5

If the lease transfers ownership of the underlying asset to the Company by the end of the lease term or if the cost of the right-of-use asset reflects that the Company will exercise a purchase option, the Company will depreciate the right-of-use asset from the commencement date to the end of the useful life of the underlying asset.

The Company adjusts the right-of-use asset and as a result, the depreciation period in the following periods if it remeasures the respective lease liability.

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

New Accounting Pronouncements

Reference Rate Reform – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard included optional guidance for a limited period of time to help ease the burden in accounting for the effects of reference rate reform. The Company has not needed to implement this optional guidance.

3. Limited Partnership

GPMP commenced its operation in January 2016, and thereafter the following has applied:

i.
Fuel distribution agreements – GPMP is a party to the majority of the agreements with fuel suppliers relating to the supply of fuel to GPM and its subsidiaries in the retail and wholesale segments, and GPM guarantees the obligations under certain of such agreements.
ii.
Distribution agreement with GPM – GPM and its subsidiaries related to substantially all of its sites in the retail and wholesale segments are engaged with GPMP in an exclusive supply agreement pursuant to which they purchase fuel from GPMP at GPMP’s cost of fuel including taxes and transportation, plus a fixed margin. Such supply arrangements have a duration of 10 years from the date of the initial supply agreement and, with respect to acquired sites, for 10 years from the date of the applicable acquisition.
iii.
GPMP charges a fixed fee to sites in the fleet fueling segment.

As of December 31, 2022,and 2021, GPM, directly and through certain of its wholly owned subsidiaries, held approximately 99.8% of the limited partnership interests in GPMP and all of the rights in the general partner of GPMP.

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

The Riiser Seller currently owes GPM approximately $3.375 million with respect to a post-closing adjustment. The Riiser Seller may, at its option, satisfy $3.0 million of such adjustment by tendering all of its limited partnership units in GPMP to GPM.

4. Acquisitions

Quarles Acquisition

On July 22, 2022, the Company consummated its acquisition from Quarles Petroleum, Incorporated (“Quarles”) of certain assets (the “Quarles Acquisition”), including 121 proprietary Quarles-branded cardlock sites and 63 third-party cardlock sites for fleet fueling operations, and 46 independent dealer locations, including certain lessee-dealer sites.

The total consideration for the Quarles Acquisition as set forth in the purchase agreement was approximately $170 million plus the value of inventory on the closing date, subject to customary closing adjustments. The Company financed $40 million of the purchase price with the Capital One Line of Credit (as defined in Note 12 below), and Oak Street Real Estate Capital Net Lease Property Fund, LP (“Oak Street”), under the Company’s standby real estate purchase, designation and lease program agreement with Oak Street, dated as of May 3, 2021 (as amended, the “Program Agreement”), paid approximately $129.3 million of the consideration in exchange for fee simple ownership in 39 sites. At the closing, pursuant to the Program Agreement, the Company amended one of its master leases with Oak Street to add the sites Oak Street acquired in the transaction under customary lease terms. For accounting purposes, the transaction with Oak Street was treated as a sale-leaseback. Because the sale-leaseback was off-market, a financial liability of $20.2 million was recorded, resulting in interest expense recognized over the lease term. Additionally, right-of-use assets and operating lease liabilities of approximately $61.6 million were recorded in connection with the operating lease, after reducing for accounting purposes from the contractual lease payments the amount attributable to the repayment of the additional financing.

The details of the Quarles Acquisition were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$14,847
GPMP Capital One Line of Credit	40,000
Liability resulting from contingent consideration	826
Consideration provided by Oak Street	129,316
Total consideration	$184,989
Assets acquired and liabilities:
Inventory	$12,300
Other assets	1,181
Property and equipment, net	146,055
Right-of-use assets under operating leases	32,916
Intangible assets	30,010
Environmental receivables	8
Total assets	222,470
Other liabilities	(1,168)
Environmental liabilities	(316)
Asset retirement obligations	(5,195)
Operating leases	(30,802)
Total liabilities	(37,481)
Total identifiable net assets	184,989
Goodwill	$-

Consideration paid in cash	$54,847
Consideration provided by Oak Street	129,316
Net cash outflow	$184,163

The initial accounting treatment of the Quarles Acquisition reflected in these consolidated financial statements is provisional as the Company has not yet finalized the initial accounting treatment of the business combination, and in this regard, has not finalized the valuation of some of the assets acquired and the goodwill resulting from the Quarles Acquisition, mainly due to the limited period of time between the Quarles Acquisition closing date and the date of these consolidated financial statements. Therefore, some of the financial information presented with respect to the Quarles Acquisition in these consolidated financial statements remains subject to change.

The Company included identifiable tangible assets and identifiable liabilities at their respective fair values based on the information available to the Company’s management on the Quarles Acquisition closing date, including, among other things, a preliminary valuation performed by external consultants for this purpose. The useful life of the wholesale fuel supply contracts was 4.3 years, the useful life of the contracts related to the third-party cardlock sites was two years, and the useful life of the customer relationships related to the proprietary cardlock sites and the proprietary fuel cards that give customers access to a nationwide network of fueling sites was 20 years.

The Company’s preliminary accounting treatment of the Quarles Acquisition resulted in no goodwill being recorded.

Acquisition-related costs amounting to approximately $2.3 million and $0.6 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively. No acquisition-related costs were recognized for the year ended December 31, 2020.

Results of operations for the Quarles Acquisition for the period subsequent to the acquisition closing date were reflected in the consolidated statement of operations for the year ended December 31, 2022. For the period from the Quarles Acquisition closing date through December 31, 2022, the Company recognized $317.2 million in revenues and $13.7 million in net income related to the Quarles Acquisition.

Pride Convenience Holdings, LLC Acquisition

On December 6, 2022, the Company acquired all of the issued and outstanding membership interests in Pride Convenience Holdings, LLC (“Pride”), which operates 31 convenience stores and gas stations in Connecticut and Massachusetts (the “Pride Acquisition”), pursuant to its purchase agreement with Pride Parent, LLC.

The total purchase price for the Pride Acquisition was approximately $230.0 million plus the value of inventory at the closing, subject to certain closing adjustments. The Company financed approximately $30.0 million of the cash consideration including the value of inventory and other closing adjustments with the Capital One Line of Credit and cash on hand. Oak Street, under the Program Agreement, paid the remaining consideration to acquire the entity holding certain real estate assets of Pride immediately prior to the closing of the Pride Acquisition. At the closing, pursuant to the Program Agreement, the Company entered into a master lease with Oak Street for the sites Oak Street acquired in the transaction under customary lease terms. Although Oak Street acquired the entity holding certain real estate assets immediately prior to the Company consummating the Pride Acquisition, for accounting purposes, the transaction with Oak Street was treated as a sale-leaseback. Because the sale-leaseback was off-market, a financial liability of $34.8 million was recorded, resulting in interest expense recognized over the lease term. Additionally, right-of-use assets and operating lease liabilities of approximately $105.5 million were recorded in connection with the operating lease, after reducing for accounting purposes from the contractual lease payments the amount attributable to the repayment of the additional financing.

The details of the Pride Acquisition were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$10,669
GPMP Capital One Line of Credit	20,000
Payable to Pride Parent, LLC	3,055
Consideration provided by Oak Street	201,654
Total consideration	$235,378
Assets acquired and liabilities:
Cash and cash equivalents	$3,591
Trade receivables	6,228
Inventory	5,126
Other assets	951
Property and equipment	204,581
Right-of-use assets under operating leases	2,245
Intangible assets	1,824
Environmental receivables	42
Deferred tax asset	6,527
Total assets	231,115
Accounts payable	(11,073)
Other liabilities	(1,259)
Environmental liabilities	(70)
Asset retirement obligations	(675)
Operating leases	(2,245)
Total liabilities	(15,322)
Total identifiable net assets	215,793
Goodwill	$19,585

Consideration paid in cash by the Company	$30,669
Consideration provided by Oak Street	201,654
Less: cash and cash equivalent balances acquired	(3,591)
Net cash outflow	$228,732

The initial accounting treatment of the Pride Acquisition reflected in these consolidated financial statements is provisional as the Company has not yet finalized the initial accounting treatment of the business combination, and in this regard, has not finalized the valuation of some of the assets and liabilities acquired and the goodwill resulting from the Pride Acquisition, mainly due to the limited period of time between the Pride Acquisition closing date and the date of these consolidated financial statements. Therefore, some of the financial information presented with respect to the Pride Acquisition in these consolidated financial statements remains subject to change.

The Company included identifiable tangible assets and identifiable liabilities at their respective fair values based on the information available to the Company’s management on the Pride Acquisition closing date, including, among other things, a preliminary valuation performed by external consultants for this purpose. The useful life of the trade name was five years. The liquor licenses have indefinite useful lives.

As a result of the preliminary accounting treatment of the Pride Acquisition, the Company recorded goodwill of approximately $19.6 million, all of which was allocated to the GPMP segment and attributable to the opportunities to expand into new geographic locations and add significant volume to the GPMP segment. None of the goodwill recognized is tax deductible for U.S. income tax purposes.

Acquisition-related costs amounting to approximately $2.2 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the consolidated statements of operations for the year ended December 31, 2022. No acquisition-related costs were recognized for the years ended December 31, 2021 and 2020.

Results of operations for the Pride Acquisition for the period subsequent to the acquisition closing date were reflected in the consolidated statement of operations for the year ended December 31, 2022. For the period from the Pride Acquisition closing date through December 31, 2022, the Company recognized $25.7 million in revenues and $1.1 million in net income related to the Pride Acquisition.

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

The details of the business combination were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$16,191
Consideration provided by the Real Estate Funds	78,496
Total consideration	$94,687
Assets acquired and liabilities:
Cash and cash equivalents	$258
Inventory	7,507
Other assets	326
Property and equipment	76,550
Intangible assets	2,740
Environmental receivables	46
Deferred tax asset	2,435
Total assets	89,862
Other liabilities	(213)
Environmental liabilities	(70)
Asset retirement obligations	(2,448)
Total liabilities	(2,731)
Total identifiable net assets	87,131
Goodwill	$7,556

Consideration paid in cash by the Company	$16,191
Consideration provided by the Real Estate Funds	78,496
Less: cash and cash equivalent balances acquired	(258)
Net cash outflow	$94,429

The Company included identifiable tangible and intangible assets and identifiable liabilities at their respective fair values based on the information available to the Company’s management on the acquisition closing date, including, among other things, a valuation performed by external consultants for this purpose. The useful life of the trade name on the date of acquisition was five years. The liquor licenses have indefinite useful lives.

As a result of the ExpressStop Acquisition, the Company recorded goodwill of approximately $7.6 million, all of which was allocated to the GPMP segment and attributable to the opportunity to add significant volume to the GPMP segment. None of the goodwill recognized is tax deductible for U.S. income tax purposes.

Acquisition-related costs amounting to approximately $2.5 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the consolidated statement of operations for the year ended December 31, 2021. No acquisition-related costs for the ExpressStop Acquisition were recognized for the years ended December 31, 2022 and 2020.

Results of operations for the ExpressStop Acquisition for the period subsequent to the acquisition closing date were reflected in the consolidated statement of operations for the year ended December 31, 2021. For the period from the ExpressStop Acquisition closing date through December 31, 2021, the Company recognized $130.0 million in revenues and $2.0 million in net income related to the ExpressStop Acquisition.

Handy Mart Acquisition

On November 9, 2021, the Company acquired the operations and leasehold interest of 36 Company-operated convenience stores and gas stations and one development parcel, located in North Carolina (the “Handy Mart Acquisition” and together with the ExpressStop Acquisition, the “2021 Acquisitions”). The total consideration for the transaction, including the purchase of real estate by Oak Street pursuant to the Program Agreement, was approximately $112 million plus the value of inventory and cash in the stores on the closing date. The Company financed the consideration for the acquired operations from its own sources, and Oak Street agreed to pay the remaining consideration for certain of the seller’s sites it has agreed to acquire as described below.

At the closing of the transaction, the Company purchased and assumed, among other things, certain vendor agreements, equipment, inventory and goodwill with regard to the acquired assets and paid approximately $12 million plus the value of inventory and cash in the stores on the closing date. In the fourth quarter of 2021, Oak Street purchased the fee simple ownership in 28 of the sites for approximately $93.2 million and in the first quarter of 2022, Oak Street purchased the fee simple ownership in the remaining leased site from the seller for approximately $6.7 million. Additionally, at the closing, pursuant to the Program Agreement, the Company entered into a master lease with Oak Street under customary lease terms for the sites Oak Street acquired in the Handy Mart Acquisition. As of the closing of the transaction, the Company leases one site, the development parcel and a maintenance facility from the seller and the remaining six sites from other third parties.

The details of the business combination were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$17,626
Consideration provided by Oak Street	93,202
Total consideration	$110,828
Assets acquired and liabilities:
Cash and cash equivalents	$50
Inventory	4,754
Other assets	671
Property and equipment	105,824
Right-of-use assets under operating leases	12,047
Intangible assets	1,290
Total assets	124,636
Other liabilities	(437)
Environmental liabilities	(40)
Asset retirement obligations	(1,348)
Operating leases	(12,047)
Total liabilities	(13,872)
Total identifiable net assets	110,764
Goodwill	$64

Consideration paid in cash by the Company	$17,626
Consideration provided by Oak Street	93,202
Less: cash and cash equivalent balances acquired	(50)
Net cash outflow	$110,778

The Company included identifiable tangible and intangible assets and identifiable liabilities at their respective fair values based on the information available to the Company’s management on the acquisition closing date, including, among other things, a valuation performed by external consultants for this purpose. The useful life of the trade name on the date of acquisition was five years.

As a result of the Handy Mart Acquisition, the Company recorded goodwill of approximately $0.06 million, all of which was allocated to the GPMP segment and attributable to the opportunity to add volume to the GPMP segment. None of the goodwill recognized is tax deductible for U.S. income tax purposes.

Acquisition-related costs amounting to approximately $0.6 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the consolidated statement of operations for the year ended December 31, 2021. No acquisition-related costs were recognized for the years ended December 31, 2022 and 2020.

Results of operations for the Handy Mart Acquisition for the period subsequent to the acquisition closing date were reflected in the consolidated statement of operations for the year ended December 31, 2021. For the period from the Handy Mart Acquisition closing date through December 31, 2021, the Company recognized $32.7 million in revenues and $0.9 million in net income related to the Handy Mart Acquisition.

Empire Acquisition

Following a purchase agreement entered into on December 17, 2019 (the “Purchase Agreement”) with unrelated third-parties (the “Empire Sellers”), on October 6, 2020, the acquisition closed for the purchase of (i) the Empire Sellers’ wholesale business of supplying fuel which included 1,453 gas stations independently-operated by others and (ii) 84 Company-operated convenience stores and gas stations (the “Empire Acquisition”).

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

The consideration to the Empire Sellers for the Acquired Operations, based on the Purchase Agreement, as amended, was as follows:

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
•
On each of the first five anniversaries of the closing date, the Empire Sellers will be paid an amount of $4.0 million (total of $20.0 million) (the “Additional Consideration”). If the Empire Sellers are entitled to amounts on account of the Contingent Consideration (as defined below), these amounts will initially be applied to accelerate payments on account of the Additional Consideration. For the years ended December 31, 2022 and 2021, the Company paid the Empire Sellers $6.1 million and $4.0 million of Additional Consideration, respectively.
•
An amount of up to $45.0 million (the “Contingent Consideration”) will be paid to the Empire Sellers according to mechanisms set forth in the Purchase Agreement, with regard to the occurrence of the following events during the five years following the closing date (the “Earnout Period”): (i) sale and lease to third parties or transfer to Company-operation by GPM of sites with leases to third parties that expired or are scheduled to expire during the Earnout Period, (ii) renewal of agreements with independent dealers at sites not leased or owned by GPM which agreements expired or are scheduled to expire during the Earnout Period, (iii) improvement in the terms of the agreements with fuel suppliers (with regard to the Acquired Operations and/or GPM’s sites as of the closing date), (iv) improvement in the terms of the agreements with transportation companies (with regard to the Acquired Operations and/or GPM’s sites as of the closing date), and (v) the closing of additional wholesale transactions that the Empire Sellers had engaged in prior to the closing date. The measurement and payment of the Contingent Consideration will be made once a year.

GPM was granted options to purchase each of the sites during and at the end of the initial five year term and has a right of first refusal to purchase the assets in the event of sale of the assets to third parties during such term, all as determined in the lease agreements. Refer to Note 8 for detail on the exercise of these purchase options.

The Company paid the Closing Consideration using $350 million of proceeds from the Capital One Line of Credit and $63 million of proceeds from a term loan under the Ares Credit Agreement, as described in Note 12 below.

The details of the business combination were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$11,790
GPMP Capital One Line of Credit	350,000
Liability resulting from Additional Consideration	17,560
Liability resulting from Contingent Consideration	7,205
Total consideration	$386,555
Assets acquired and liabilities:
Cash and cash equivalents	$174
Inventory	12,464
Other assets	4,898
Property and equipment	109,317
Right-of-use assets under operating leases	210,352
Right-of-use assets under financing leases	15,120
Wholesale fuel supply contracts	194,000
Option to acquire ownership rights	8,446
Other intangible assets	750
Environmental receivables	491
Deferred tax asset	11,459
Total assets	567,471
Other liabilities	(4,753)
Environmental liabilities	(1,278)
Asset retirement obligations	(15,168)
Operating leases	(202,500)
Financing leases	(13,357)
Total liabilities	(237,056)
Total identifiable net assets	330,415
Goodwill	$56,140

Consideration paid in cash	$361,790
Less: cash and cash equivalent balances acquired	(174)
Net cash outflow	$361,616

The Company included identifiable tangible and intangible assets and identifiable liabilities at their respective fair values based on the information available to the Company’s management on the closing date, including, among other things, a valuation performed by external consultants for this purpose. Specifically, the valuation of the wholesale fuel supply contracts was performed by an external consultant using a combination of the income approach with a weighted average discount rate of 13% and the market approach with a multiple of 4.0x EBITDA. The weighted average useful life of the wholesale fuel supply contracts on the date of acquisition was 12 years. The option to acquire ownership rights was valued using a Black-Scholes model.

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

As a result of the Empire Acquisition, the Company recorded goodwill of approximately $56.1 million, all of which was allocated to the GPMP segment and attributable to the opportunities to expand into new geographic locations and add a significant amount of volume to the GPMP segment. None of the goodwill recognized is tax deductible for U.S. income tax purposes.

Acquisition-related costs amounting to approximately $0.3 million and $4.2 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively. No acquisition-related costs were recognized for the year ended December 31, 2022.

Results of operations for the acquisition were reflected in the consolidated statement of operations for the year ended December 31, 2020 for the period subsequent to the closing date. For the period from the closing date through December 31, 2020, the Company recognized $477.3 million in revenues and $7.7 million in net loss related to the Empire Acquisition.
Impact of Acquisitions (unaudited)

The unaudited supplemental pro forma financial information was prepared based on the historical information of the Company and the acquired operations and gives pro forma effect to the acquisitions using the assumption that the Pride Acquisition, the Quarles Acquisition, 2021 Acquisitions and the Empire Acquisition had occurred on January 1, 2020. The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the acquisitions or any integration costs. The unaudited pro forma financial information is not necessarily indicative of what the actual results of operations would have been had the acquisitions occurred on January 1, 2020 nor is it indicative of future results.

	For the Year Ended December 31,
	2022	2021	2020
	(unaudited)
	(in thousands)
Total revenue	$9,907,002	$8,451,919	$6,502,948
Net income	80,260	61,872	55,020

Pending Acquisition – Transit Energy Group, LLC

On September 9, 2022, the Company entered into a purchase agreement to acquire from Transit Energy Group, LLC (“TEG”) (i) company-operated convenience stores and gas stations (of which there are anticipated to be approximately 135 at closing), (ii) fuel supply rights to independent dealer locations (of which there are anticipated to be approximately 190 at closing), (iii) a commercial, government, and industrial business, including certain bulk plants, and (iv) certain distribution and transportation assets, all in the Southeastern United States (the “TEG Acquisition”).

The purchase price for the TEG Acquisition is approximately $370 million plus the value of inventory at the closing, of which $50 million will be deferred and payable in two annual payments of $25 million, which the Company may elect to pay in either cash or, subject to the satisfaction of certain conditions, shares of common stock (the “Installment Shares”), on the first and second anniversaries of the closing. Pursuant to the purchase agreement, at closing, the parties have agreed to enter into a registration rights agreement, pursuant to which the Company will agree to prepare and file a registration statement with the SEC, registering the Installment Shares, if any, for resale by TEG.

The Company intends to finance from its own sources approximately $60.0 million of the cash consideration payable at closing of the TEG Acquisition plus the value of inventory and other closing adjustments. Oak Street, under the Program Agreement, has agreed to pay the remaining consideration for the fee simple ownership in 104 sites, which the Company will lease from Oak Street.

The closing of the TEG Acquisition is subject to fulfillment of conditions precedent. The Company currently anticipates the closing to occur by the end of the first quarter of 2023. There can be no assurances that the TEG Acquisition will be consummated on the foregoing terms, if at all.

Pending Acquisition – WTG Fuels, LLC

On December 6, 2022, the Company entered into an asset purchase agreement with WTG Fuels Holdings, LLC and certain other sellers party thereto, pursuant to which the sellers have agreed to sell to the Company certain assets (the “WTG Acquisition”), including:

•
24 Uncle’s company-operated convenience stores located across western Texas; and
•
57 proprietary GASCARD-branded fleet fueling cardlock sites and 52 private cardlock sites located in western Texas and southeastern New Mexico.

The purchase price for the WTG Acquisition is approximately $140.4 million plus the value of inventory on the closing date, subject to certain other closing adjustments. The Company intends to finance from its own sources approximately $25.4 million plus the value of inventory and other closing adjustments. Oak Street, under the Program Agreement, has agreed to pay the remaining consideration to acquire certain of the real properties from the sellers, which the Company will lease from Oak Street.

The closing of the WTG Acquisition is subject to fulfillment of customary conditions precedent and the completion of various transition planning matters. The Company currently anticipates the closing to occur by the end of the second quarter of 2023. There can be no assurances that the WTG Acquisition will be consummated on the foregoing terms, if at all.

5. Trade Receivables, Net

Trade receivables consisted of the following:

	As of December 31,
	2022	2021
	(in thousands)
Credit card receivables	$42,806	$30,113
Fleet fueling customer credit accounts receivables, net	33,082	—
Independent dealers and customer credit accounts receivables, net	42,252	32,229
Total trade receivables, net	$118,140	$62,342

An allowance for credit losses is provided based on management’s evaluation of outstanding accounts receivable. The Company had reserved $1.8 million and $1.1 million for uncollectible fleet fueling customers, independent dealers and customer credit accounts receivables as of December 31, 2022 and 2021, respectively.

6. Inventory

Inventory consisted of the following:

	As of December 31,
	2022	2021
	(in thousands)
Fuel inventory	$80,004	$63,102
Merchandise inventory	132,080	126,147
Lottery inventory	9,867	8,587
Total inventory	$221,951	$197,836

Merchandise inventory consisted primarily of cigarettes, other tobacco products, beer, wine, non-alcoholic drinks, candy, snacks, dairy products, prepackaged food and other grocery items.

7. Other Current Assets

Other current assets consisted of the following:

	As of December 31,
	2022	2021
	(in thousands)
Vendor receivables	$42,711	$48,833
Asset resulting from contingent consideration	4,533	3,375
Prepaid expenses	15,543	13,116
Environmental receivables	1,083	1,119
Income tax receivable	800	3,340
Due from related parties	1,151	2,669
Other current assets	22,052	19,643
Total other current assets	$87,873	$92,095

8. Property and Equipment, Net

Property and equipment consisted of the following:

	As of December 31,
	2022	2021
	(in thousands)
Land	$115,276	$104,492
Buildings and leasehold improvements	242,265	219,052
Equipment	633,511	508,000
Accumulated depreciation	(345,243)	(282,575)
Total property and equipment, net	$645,809	$548,969

Depreciation expense was $68.8 million, $60.2 million and $49.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Standby Real Estate Program

On May 3, 2021, GPM entered into the Program Agreement with Oak Street. Pursuant to the Program Agreement, Oak Street has agreed to purchase, subject to the conditions contained in the Program Agreement, up to $1.15 billion of convenience store and gas station real property, subject to the conditions contained in the Program Agreement, during the second year of the Program Agreement’s term, which is inclusive of purchase agreements that GPM or an affiliate thereof, may from time to time enter into to acquire convenience stores and gas stations real property from third parties (each, a “Property”). The foregoing $1.15 billion limit is in addition to the approximately $130 million of funding utilized in July 2022 related to the Quarles Acquisition as described in Note 4.

Pursuant to the Program Agreement, upon any acquisition of a Property by Oak Street, or an affiliate thereof, GPM, or an affiliate thereof, would enter into a triple-net lease agreement with Oak Street or such affiliate pursuant to which GPM or such affiliate would lease such Property from Oak Street or such affiliate based upon commercial terms contained in the Program Agreement. The purchase price for any Property would similarly be subject to commercial terms agreed upon by GPM and Oak Street in the Program Agreement and if in connection with the acquisition of convenience stores and gas stations from third parties, consistent with the agreed upon purchase price or designation rights with the seller of the real estate. The Program Agreement has a two-year term expiring May 2, 2023, during which GPM may not sell or designate any Property pursuant to a sale-leaseback or similar transaction without first offering such Property to Oak Street in accordance with the terms and conditions of the Program Agreement. Certain Properties specified by GPM are not subject to the foregoing right of first offer, and the Program Agreement does not obligate GPM to sell any Property, or acquire any property from a third party for purposes of its sale, to Oak Street or assign the right to acquire the third party’s real estate to Oak Street, unless GPM elects, in its sole discretion, to enter into a sale-leaseback, designation or similar transaction governed by the Program Agreement.

In the fourth quarter of 2021, Oak Street purchased from third parties approximately $150 million of convenience store and gas station real property related to sites GPM leased as part of the Empire Acquisition in 2020 and the E-Z Mart acquisition in 2018. The Company had options to acquire ownership rights in these sites. Simultaneously, GPM entered into three triple-net lease agreements with Oak Street to lease the properties for a term of 20 years, with six five-year renewal options, which were classified as operating leases in the consolidated financial statements. As a result of accounting for these transactions as sale-leasebacks, the Company recorded a $11.1 million loss on the Empire Acquisition sites and a $11.0 million gain on the E-Z Mart acquisition sites included in other expenses, net in the consolidated statement of operations for the year ended December 31, 2021, including the write-off of the remaining value of the unexercised options to acquire ownership rights which expired. In addition, as part of these transactions, the Company purchased convenience store and gas station real property for total consideration of approximately $9.0 million in 2021.

9. Goodwill and Intangible Assets

Goodwill

The Company reports revenue and operating results for its operating segments: retail, wholesale, fleet fueling and GPMP (see Note 23 for a description of these operating segments). The following summarizes the activity in goodwill, by segment:

	Retail	GPMP	Total
	(in thousands)
Beginning balance, January 1, 2021	$14,861	$159,076	$173,937
Goodwill attributable to acquisitions during the year	—	7,556	7,556
Goodwill adjustment – Empire Acquisition	—	16,155	16,155
Ending balance, December 31, 2021	$14,861	$182,787	$197,648
Goodwill attributable to acquisitions during the year	—	19,585	19,585
Goodwill adjustment – Handy Mart Acquisition	—	64	64
Ending balance, December 31, 2022	$14,861	$202,436	$217,297

Intangible Assets, Net

Intangible assets consisted of the following:

	As of December 31,
	2022	2021
	(in thousands)
Wholesale fuel supply agreements	$202,512	$198,232
Trade names	37,084	35,760
Options to acquire ownership rights and develop stores	6,372	6,372
Non-contractual customer relationships	25,220	—
Other intangibles	21,690	20,473
Accumulated amortization – Wholesale fuel supply agreements	(40,645)	(23,932)
Accumulated amortization – Trade names	(33,060)	(30,341)
Accumulated amortization – Options to acquire ownership rights and develop stores	(3,939)	(3,140)
Accumulated amortization – Non-contractual customer relationships	(525)	—
Accumulated amortization – Other intangibles	(17,586)	(17,431)
	$197,123	$185,993

Franchise rights and liquor licenses of $3.1 million and $2.5 million as of December 31, 2022 and 2021, respectively, were not being amortized.

Amortization expense related to definite lived intangible assets was $20.9 million, $23.6 million and $12.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Estimated amortization expense for each of the next five years and thereafter is expected to be as follows:

Future Amortization Expense	Amount
(in thousands)
2023	$20,924
2024	19,954
2025	19,543
2026	19,250
2027	18,009
Thereafter	96,297
$193,977

10. Other Current Liabilities

The components of other current liabilities were as follows:

	As of December 31,
	2022	2021
	(in thousands)
Accrued employee costs	$28,298	$30,935
Fuel and other taxes	30,491	31,381
Accrued insurance liabilities	9,881	10,986
Accrued expenses	42,955	35,672
Environmental liabilities	3,425	3,459
Deferred vendor income	12,101	11,654
Accrued income taxes payable	4,056	—
Due to related parties	—	258
Liabilities resulting from Additional and Contingent Consideration	5,674	8,813
Ares Put Option	8,575	—
Other accrued liabilities	8,641	4,330
Total other current liabilities	$154,097	$137,488

Ares Put Option

On the Merger Closing Date, the Company entered into an arrangement that guarantees Ares (as defined in Note 12 below) a value of $27.3 million at the end of February 2023 for the shares of common stock received by Ares pursuant to the GPM Equity Purchase Agreement (as defined in Note 17 below), by way of the Company’s purchase of the shares or allotment of additional shares of common stock (the “Ares Put Option”). The embedded derivative recorded for the Ares Put Option has been evaluated under ASC 815, Derivatives and Hedging, and has been determined to not be clearly and closely related to the host instrument. The embedded derivative (a put option) is classified as liability. For further details, see Note 22 below.

11. Other Non-current Liabilities

The components of other non-current liabilities were as follows:

	As of December 31,
	2022	2021
	(in thousands)
Environmental liabilities	$8,639	$9,394
Deferred vendor income	26,715	23,872
Liabilities resulting from Additional and Contingent Consideration	7,256	11,855
Ares Put Option	—	8,904
Public Warrants	25,894	23,600
Private Warrants	4,515	7,240
Deferred Shares	1,436	1,563
Financial liabilities	96,864	43,647
Other non-current liabilities	7,626	6,778
Total other non-current liabilities	$178,945	$136,853

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

12. Debt

The components of debt were as follows:

	As of December 31,
	2022	2021
	(in thousands)
Senior Notes	$443,648	$442,889
PNC term loan	—	32,385
M&T debt	49,023	43,392
Capital One line of credit	256,430	195,232
Insurance premium notes	2,886	3,111
Total debt, net	$751,987	$717,009
Less current portion	(11,944)	(40,384)
Total long-term debt, net	$740,043	$676,625

Financing Agreements

Type of financing	Amount of financing	Financing payment terms	Interest rate	Interest rate as of December 31, 2022	Amount financed as of December 31, 2022 (in thousands)	Balance as of December 31, 2022 (net of deferred financing costs) (in thousands)
ARKO Corp.
Senior Notes	$450 million	The full amount of principal is due on maturity date of November 15, 2029.	Fixed rate	5.125%	$450,000	$443,648
GPM Investments, LLC
PNC Line of Credit	Up to $140 million	Maturity date of December 22, 2027.	For revolving advances that are Term SOFR Loans: SOFR Adjusted plus Term SOFR (as defined in the agreement) plus 1.25% to 1.75% For revolving advances that are domestic rate loans: Alternate Base Rate (as defined in the agreement) plus 0% to 0.5% Unused fee - 0.375% or 0.25% if usage is 25% or more	5.71%	None $134,058 unused based on borrowing base	None
M&T Term Loan	$35 million	The principal is paid in equal monthly installments of approximately $194 thousand based on a 15-year amortization schedule with the remaining balance of $23.4 million due on the maturity date of June 10, 2026.	LIBOR plus 3.0%	7.31%	$31,365	$30,860
M&T Equipment Lines of Credit	Up to $20 million	Current balance is being paid in equal monthly installments of approximately $590 thousand (principal and interest) with the balance due on the maturity dates in August and September 2024 and September 2025.	Fixed rate	3.58% to 6.90%	$15,411 $887 unused	$15,333
Other M&T Term Loans	$3.5 million	The principal is being paid in equal monthly installments including interest of approximately $36 thousand with the remaining balance due on the maturity dates ranging from December 2023 through August 2031.	Fixed rate	3.91% to 5.26%	$2,854	$2,830
GPMP
GPMP Capital One Line of Credit	Up to $500 million	The full amount of the principal is due on the maturity date of July 15, 2024.	For SOFR Loans: Adjusted Term SOFR (as defined in the agreement) plus 2.25% to 3.25% For alternate base rate loans: Alternate Base Rate (as defined in the agreement) plus 1.25% to 2.25% Unused fee ranges from 0.3% to 0.50%	6.58%	$258,300 No borrowings under the Alternate Base rate $241,000 unused	$256,430
Total						$749,101

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

Financing Agreements with PNC Bank, National Association (“PNC”)

PNC Credit Agreement

GPM and certain subsidiaries have a financing arrangement with PNC (as amended, the “PNC Credit Agreement”) that provides a line of credit for purposes of financing working capital (the “PNC Line of Credit”). The calculation of the availability under the PNC Credit Agreement is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. PNC has a first priority lien on receivables, inventory and rights in bank accounts (other than assets that cannot be pledged due to regulatory or contractual obligations).

On December 20, 2022, GPM entered into an eighth amendment to the PNC Credit Agreement (the “Eighth Amendment”) which effected the following primary changes: (1) extended the maturity date by five years to December 22, 2027; (2) replaced LIBOR with SOFR (as defined in the Eighth Amendment) as an interest rate benchmark, including the replacement of LIBOR Rate Loans, with interest periods of one, two and three months, with adjusted Term SOFR Rate Loans (as defined in the Eighth Amendment), with interest periods of one and three months; (3) revised certain negative covenants to provide additional flexibility, including increased fixed dollar baskets and introduction of basket increases based on average undrawn availability; (4) added cardlock receivables as a portion of the borrowing base under certain circumstances; and (5) increased certain thresholds for events of default. The Company did not incur additional debt or receive any proceeds in connection with the Eighth Amendment.

Prior to the Eighth Amendment, the PNC Line of Credit bore interest, as elected by GPM at: (a) LIBOR plus a margin of 1.75% or (b) a rate per annum equal to the alternate base rate plus a margin of 0.5%, which was equal to the greatest of (i) the PNC base rate, (ii) the overnight bank funding rate plus 0.5%, and (iii) LIBOR plus 1.0%, subject to the definitions set in the agreement. Every quarter, the LIBOR margin rate and the alternate base rate margin rate were updated based on the quarterly average undrawn availability of the PNC Line of Credit.

The PNC Line of Credit contains customary restrictive covenants and events of default.

GPMP PNC Term Loan

On August 15, 2022, GPMP repaid in its entirety and voluntarily terminated its term loan and security agreement, dated January 12, 2016 (as amended, the “GPMP PNC Term Loan Agreement”), by and among GPMP, as borrower, certain of the Company’s subsidiaries as guarantors, the lenders party thereto, and PNC, as agent, which had provided for a secured term loan in the aggregate principal amount of $32.4 million (the “GPMP PNC Term Loan”). The GPMP PNC Term Loan was scheduled to mature on December 22, 2022; however, the Company elected to prepay all amounts outstanding under the GPMP PNC Term Loan Agreement, upon which prepayment all related security interests were terminated and released. The Company did not incur any early termination penalties in connection with the termination of the GPMP PNC Term Loan Agreement.

M&T Bank Credit Agreement

On June 24, 2021, GPM amended and restated its credit agreement with M&T Bank (the “M&T Credit Agreement”) and related master covenant agreement. The M&T Credit Agreement includes a three-year $20.0 million line of credit for purchases of equipment, which line may be borrowed in tranches, as described below, and $35.0 million of real estate loans (the “M&T Term Loan”).

The Company has pledged the property of 40 sites and certain equipment as collateral to support the M&T Term Loan. The M&T Credit Agreement provides that each additional equipment loan tranche will have a three-year term, payable in level monthly payments of principal plus interest, and will accrue a fixed rate of interest equal to M&T Bank’s three-year cost of funds as of the applicable date of such tranche, plus 3.00%. The real estate loans and equipment loans are both secured by the real property and equipment acquired with the proceeds of such loans.

Financing agreement with a syndicate of banks led by Capital One, National Association

In July 2019, GPMP entered into a credit agreement with a syndicate of banks led by Capital One, National Association (as amended, the “Capital One Credit Facility”), which currently provides for a revolving credit facility in an aggregate principal amount of up to $500 million (as amended, the “Capital One Line of Credit”). At GPMP’s request, the Capital One Line of Credit can be increased up to $700 million, subject to obtaining additional financing commitments from current lenders or from other banks, and subject to certain terms as detailed in the Capital One Line of Credit.

The Capital One Credit Facility is available for general partnership purposes, including working capital, capital expenditures and permitted acquisitions. All borrowings and letters of credit under the Capital One Credit Facility are subject to the satisfaction of certain customary conditions, including the absence of any default or event of default and the accuracy of representations and warranties. The Capital One Credit Facility is secured by substantially all of GPMP and its subsidiaries’ properties and assets, and pledges of the equity interests in all present and future subsidiaries (subject to certain exceptions as permitted under the Capital One Credit Facility).

On December 9, 2022, GPMP entered into an amendment to the Capital One Line of Credit to replace LIBOR with SOFR as an interest rate benchmark. Prior to the amendment, the Capital One Line of Credit bore interest, as elected by GPMP at: (a) LIBOR plus a margin of 2.25% to 3.25% or (b) a rate per annum equal to base rate plus a margin of 1.25% to 2.25%, which was equal to the greatest of (i) Capital One’s prime rate, (ii) the one-month LIBOR plus 1.0%, and (iii) the federal funds rate plus 0.5%, subject to the definitions set in the agreement. The margin was determined according to a formula in the Capital One Line of Credit that depends on GPMP’s leverage.

Ares Credit Agreement

In February 2020, GPM entered into an agreement with Ares Capital Corporation and certain funds managed or controlled by Ares Capital Management (collectively, “Ares”) to provide financing (as amended, the “Ares Credit Agreement”), in an aggregate principal amount of $225 million, which was secured by a pledge on substantially all of the assets of GPM and certain of its wholly owned subsidiaries (the “Ares Term Loan”). The principal of the Ares Term Loan was payable in four equal quarterly installments in a total amount of 1% per annum with the remaining balance due on the maturity date of February 28, 2027. The Ares Term Loan bore interest at ABR plus 3.75% (which was reduced to 3.50% in March 2021) or LIBOR (not less than 1.5% and not less than 1.0% as amended in March 2021) plus 4.75% (which was reduced to 4.50% in March 2021). On October 21, 2021, the Company used a portion of the proceeds from the issuance of the Senior Notes to repay in full all of its obligations to Ares and terminate the Ares Credit Agreement.

Letters of Credit

Financing Facility	Annual Cost as of December 31, 2022	Amount available for letters of credit	Letters of credit issued as of December 31, 2022
PNC Line of Credit	1.5%	$40.0 million	$5.8 million
Capital One Credit Facility	1.5%	$40.0 million	$0.7 million

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

Total scheduled future principal payments required and amortization of deferred financing costs under all of the foregoing debt agreements were as follows as of December 31, 2022:

Amount
(in thousands)
2023	$12,165
2024	267,224
2025	5,720
2026	25,128
2027	115
Thereafter	450,464
760,816
Deferred financing costs	(8,829)
Total debt	$751,987

Deferred Financing Costs

Deferred financing costs of $0.6 million and $8.3 million were incurred in the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the gross value of deferred financing costs of $14.1 million and $14.6 million, respectively, and accumulated amortization of $4.8 million and $3.3 million, respectively, were recorded as a direct reduction from the carrying amount of the associated debt liabilities, with the exception of $0.5 million and $0.2 million which were recorded as a prepaid asset related to the unused PNC Line of Credit, respectively. Amortization of deferred financing costs, debt discount and premium, including the write-off of deferred financing costs due to the early repayment of debt, was $2.5 million, $9.3 million and $2.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Such amounts were classified as a component of interest and other financial expenses in the consolidated statements of operations.

Financial Covenants

As part of the PNC Credit Agreement, increased reporting requirements were set in cases where the usage of the PNC Line of Credit exceeds certain thresholds, and also it is required that the undrawn availability of the PNC Line of Credit will equal to or be greater than 10%, subject to exceptions included in the PNC Credit Agreement.

The M&T Credit Agreement requires GPM to maintain a leverage ratio and a debt service coverage ratio.

The Capital One Credit Facility requires GPMP to maintain certain financial covenants, including a leverage ratio and an interest coverage expense ratio.

As of December 31, 2022, the Company was in compliance with all of the obligations and financial covenants under the terms and provisions of its loans with financial institutions.

13. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is responsible for certain environmental costs and legal expenses arising in the ordinary course of business. See Note 15 for further discussion.

Asset Retirement Obligation

As part of the fuel operations at its operated convenience stores, at most of the other owned and leased locations leased to independent dealers, certain other independent dealer locations and proprietary cardlock locations, there are aboveground and underground storage tanks for which the Company is responsible. The future cost to remove a storage tank is recognized over the estimated remaining useful life of the storage tank or the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a storage tank is installed. The amount added to equipment or right-of-use asset is amortized and accretion expense is recognized in connection with the discounted liability over the remaining life of the respective storage tanks. The accretion of the asset retirement obligation is recorded in interest and other financial expenses in the consolidated statements of operations.

The estimated liability is based upon historical experience in removing storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The asset retirement obligations are re-evaluated annually and revisions to the liability could occur due to changes in estimates of tank removal costs or timing, tank useful lives or whether federal or state regulators enact new guidance on the removal of such tanks. The non-current portion of the asset retirement obligation is included in non-current liabilities in the consolidated balance sheets.

A reconciliation and roll forward of the liability for the removal of its storage tanks was as follows:

	2022	2021
	(in thousands)
Beginning Balance as of January 1,	$58,428	$53,235
Acquisitions in year	5,870	3,796
Accretion expense	1,833	1,705
Adjustments	(727)	(178)
Retirement of tanks	(95)	(130)
Ending Balance as of December 31, (*)	$65,309	$58,428

(*) $400 thousand and $407 thousand were recorded to other current liabilities in the consolidated balance sheets as of December 31, 2022 and 2021, respectively.

Fuel Vendor Agreements

GPMP enters into fuel supply contracts with various major fuel suppliers. These fuel supply contracts have expiration dates at various times through June 2032. In connection with certain of these fuel supply and related incentive agreements, upfront payments and other vendor assistance payments for rebranding costs and other incentives were received. If GPMP defaults under the terms of any contract, including not purchasing committed fuel purchase volume, or terminates any supply agreement prior to the end of the applicable term, GPMP must refund and reimburse the respective fuel supplier for the unearned unamortized portion of the payments received to date, based on the amortization schedule outlined in each respective agreement and refund other benefits from each supplier subject to the terms that were set in the incentive agreement, as well as pay a penalty with regard to the early termination if applicable. The payments are amortized and recognized as a reduction to fuel costs using the straight-line method based on the term of each agreement or based on fuel volume purchased. The amount of the unamortized liability was $31.4 million and $27.5 million as of December 31, 2022 and 2021, respectively, which were recorded in other current and non-current liabilities on the consolidated balance sheets. The legal liability period in these fuel supply agreements can extend beyond the amortization period, and differ in the amortization schedule, used for book purposes.

Purchase Commitments

In the ordinary course of business, the Company has entered into agreements with fuel suppliers to purchase inventories for varying periods of time. The fuel vendor agreements with suppliers require minimum volume purchase commitments of branded gasoline, which vary throughout the period of supply agreements and distillates annually. The future minimum volume purchase requirements under the existing supply agreements are based on gallons, with a purchase price at prevailing market rates for wholesale distributions. If the Company fails to purchase the required minimum volume during a contract year, the underlying supplier’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or an agreed monetary compensation. Based upon GPMP’s current and future expected purchases, the Company does not anticipate incurring penalties for volume shortfalls with isolated de minimis exceptions.

In light of the reduction in the number of gallons sold since the onset of the COVID-19 pandemic, certain of the Company’s principal fuel suppliers have waived the requirements under their agreements with the Company to purchase minimum quantities of gallons, including such requirements under the incentive agreements from such suppliers. As of December 31, 2022, the reduction in gallons sold did not affect the Company’s ability to receive incentives under the agreements with its principal suppliers.

The total future minimum gallon volume purchase requirements from fuel vendors were as follows:

Gallons
(in thousands)
2023	407,570
2024	293,203
2025	191,155
2026	169,512
2027	169,512
Thereafter	678,049
Total	1,909,001

Merchandise Vendor Agreements

The Company enters into various merchandise product supply agreements with major merchandise vendors. The Company receives incentives for agreeing to exclusive distribution rights for the suppliers of certain products.

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

14. Leases

Lessee

As of December 31, 2022, the Company leased 1,144 of the convenience stores that it operates, 173 independent dealer locations, 113 cardlock locations and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years each. Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges and fuel dispensers.

As of December 31, 2022, there are approximately 775 sites which are leased under 38 separate master lease agreements. Master leases with 10 lessors encompass a total of approximately 735 sites. Master leases with the same landlord contain cross-default provisions, in most cases. In most instances of leases of multiple stores from one landlord, each one under a separate lease agreement, the lease agreements contain cross-default provisions between all or some of the other lease agreements with the same landlord.

The lease agreements include lease payments that are set at the beginning of the lease, but which may increase by a specified increment or pursuant to a formula both during the course of the initial period and any additional option periods.

Some of the lease agreements include escalation clauses based on the consumer price index, with the majority of these lease agreements including an increase in the consumer price index coupled with a multiplier and a percentage increase cap which effectively assures the cap will be reached each year. Lease payments determined as in-substance fixed payments are included in the lease payments used for the measurement of the lease liabilities. Some of the lease agreements include lease payments which are contingent upon fuel and merchandise sales (these amounts were not material during the above periods). In some of the lease agreements, the right of first refusal to purchase the sites from the lessor is given and in some of the lease agreements an option to purchase the sites from the lessor is given.

The leases are typically triple net leases whereby the lessor is responsible for the repair and maintenance at the site, insurance and property taxes in addition to environmental compliance.

The components of lease cost recorded on the consolidated statements of operations were as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$12,061	$13,393	$12,743
Interest on lease liabilities	17,041	17,515	17,391
Operating lease costs included in store operating expenses	142,730	131,106	112,541
Operating lease costs included in general and administrative expenses	1,753	1,652	1,404
Lease cost related to variable lease payments, short-term leases and leases of low value assets	2,390	2,037	1,153
Right-of-use asset impairment charges	1,661	1,799	2,352
Total lease costs	$177,636	$167,502	$147,584

For the years ended December 31, 2022, 2021 and 2020, total cash outflows for leases amounted to approximately $139.0 million, $128.4 million and $106.3 million for operating leases, respectively, and $23.6 million, $25.0 million and $24.7 million for financing leases, respectively.

Supplemental balance sheet data related to leases was as follows:

	As of December 31,
	2022	2021
	(in thousands)
Operating leases
Assets
Right-of-use assets under operating leases	$1,203,188	$1,064,982
Liabilities
Operating leases, current portion	57,563	51,261
Operating leases	1,218,045	1,076,905
Total operating leases	1,275,608	1,128,166
Weighted average remaining lease term (in years)	14.1	14.1
Weighted average discount rate	7.7%	7.3%
Financing leases
Assets
Right-of-use assets	$232,986	$236,963
Accumulated amortization	(50,873)	(44,585)
Right-of-use assets under financing leases, net	182,113	192,378
Liabilities
Financing leases, current portion	5,457	6,383
Financing leases	225,907	229,215
Total financing leases	231,364	235,598
Weighted average remaining lease term (in years)	23.4	23.8
Weighted average discount rate	7.2%	7.3%

As of December 31, 2022, maturities of lease liabilities for operating lease obligations and financing lease obligations having an initial or remaining non-cancellable lease terms in excess of one year were as follows. The minimum lease payments presented below include periods where an option is reasonably certain to be exercised and do not take into consideration any future consumer price index adjustments for these agreements.

	Operating	Financing
	(in thousands)
2023	$151,974	$21,974
2024	153,275	20,922
2025	154,183	21,039
2026	153,603	20,664
2027	151,580	20,719
Thereafter	1,398,188	424,787
Gross lease payments	$2,162,803	$530,105
Less: imputed interest	(887,195)	(298,741)
Total lease liabilities	$1,275,608	$231,364

Lessor

The Company leases and subleases owned and leased properties to independent dealers and other tenants and subtenants which are accounted for as operating subleases. The majority of leases and subleases are for periods of up to 10 years, which may be a fixed period or a shorter period with an option or series of renewal options, and in certain cases with additional renewal options past such 10-year period. Some of the lease agreements include lease payments which are based upon such tenant’s or subtenants’ sales subject to fixed minimum lease payments. At the time that an agreement is entered into, the independent dealers and other tenants and subtenants often post a security deposit as collateral. Total operating sublease income was approximately $22.1 million, $20.7 million and $11.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Sublease income is included in other revenues, net in the consolidated statements of operations.

As of December 31, 2022, the future minimum cash payments to be received under these operating subleases that have initial or remaining non-cancelable terms in excess of one year were as follows:

Amount
(in thousands)
2023	$21,449
2024	16,039
2025	14,646
2026	12,799
2027	10,048
Thereafter	31,340
$106,321

15. Environmental Liabilities

The Company is subject to certain federal and state environmental laws and regulations associated with sites at which it stores and sells fuel and other fuel products, as well as at owned and leased locations leased or subleased to independent dealers.

Costs incurred to comply with federal and state environmental regulations are accounted for as follows:

•
Annual payments for registration of storage tanks are recorded as prepaid expenses when paid and expensed throughout the year.
•
Environmental compliance testing costs of storage tanks are expensed as incurred.
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
•
Costs for removal of storage tanks located at the convenience stores, selected independent dealer locations and certain cardlock locations are classified under the asset retirement obligation section as described in Note 13.
•
A liability for future remediation costs of contaminated sites related to storage tanks as well as other exposures, is established when such losses are probable and reasonably estimable. Reimbursement for these expenses from government funds or from insurance companies is recognized as a receivable. The liabilities and receivables are not discounted to their present value. The net change in the reimbursement asset and liability for future remediation costs is recorded in store operating expenses in the consolidated statements of operations. The adequacy of the reimbursement asset and liability is evaluated by a third party at least twice annually and adjustments are made based on past experience, changing environmental conditions and changes in government policy.

As of December 31, 2022 and 2021, environmental obligations totaled $12.1 million and $12.9 million, respectively. These amounts were recorded as other current and non-current liabilities in the consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or changes in federal and/or state environmental regulations.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle it to be reimbursed for environmental loss mitigation. Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $4.9 million and $5.1 million as of December 31, 2022 and 2021, respectively, and were recorded as other current and non-current assets in the consolidated balance sheets.

The undiscounted amounts of future estimated payments and anticipated recoveries from insurance policies and various state funds as of December 31, 2022 were as follows:

	Payments	Recoveries	Net Obligations
	(in thousands)
2023	$3,425	$1,083	$2,342
2024	3,911	1,922	1,989
2025	2,185	1,139	1,046
2026	550	148	402
2027	447	122	325
Thereafter	1,546	528	1,018
Total Future Payments and Recoveries	$12,064	$4,942	$7,122

16. Income Taxes

The Company and its subsidiaries file federal, state, local and foreign income tax returns in jurisdictions with varying statutes of limitation. The Company’s subsidiary, GPM, had been classified through July 31, 2022 as a partnership for U.S. federal and certain state jurisdictions for income tax purposes.

In the third quarter of 2022, the Company, in order to streamline business operations and provide long term synergies and other cost savings, approved an internal entity realignment and streamlining of certain direct and indirect subsidiaries. The internal realignment involved a series of steps, the majority of which were completed by the end of the third quarter of 2022. As part of the internal restructuring plan, the tax status of certain subsidiaries changed from nontaxable to taxable. Accordingly, the recognition and derecognition of certain deferred taxes are reflected in the continuing operations as of the date on which the change in tax status occurred. The Company recorded a one-time non-cash tax expense in the amount of approximately $8.9 million for the year ended December 31, 2022 in connection with the internal entity realignment. The recording of this deferred tax expense aligned the Company’s deferred tax assets and liabilities to reflect the temporary differences between the financial statement and tax basis of the Company’s assets and liabilities at the time of the change in status. As a result of the internal entity realignment, effective July 31, 2022, Arko Convenience Stores, LLC, a wholly owned subsidiary of the Company, became the 100% owner of GPM, which was then classified as a disregarded entity for U.S. federal tax purposes.

The Company has income tax net operating losses (“NOL”) and tax credit carryforwards related to both domestic and international operations. As of December 31, 2022, the Company has recorded a deferred tax asset of $5.3 million reflecting the benefit of $33.1 million in loss carryforwards and $5.1 million in tax credits. The deferred tax assets expire as follows:

	Amount	Expiration Date
	(in thousands)
Domestic state NOL	$11,602	2032 - Indefinite
Foreign NOL	18,963	Indefinite life
Foreign capital loss	2,557	Indefinite life
Foreign tax credits	5,136	2022 - 2027

At each balance sheet date, the Company’s management assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. This assessment is performed tax jurisdiction by tax jurisdiction. Based on this assessment, a valuation allowance has been recorded to reflect the portion of the deferred tax asset that is more likely than not to be realized.

The Company recorded a valuation allowance related to U.S. jurisdictions in the amount of $0.4 million and $0.0 million, respectively, as of December 31, 2022 and 2021 to recognize that a portion of the deferred tax asset will not be realized based on the more likely than not standard. In 2021, the Company released the valuation allowance in one tax jurisdiction which resulted in a $5.5 million benefit to the current rate. The release of the prior valuation allowance was based on the Company’s current earnings and anticipated future earnings. The Company has recorded a 100% valuation allowance against its foreign subsidiaries’ deferred tax assets in the amount of $10.7 million to recognize that the deferred tax asset will not be realized based on the more likely than not standard. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the respective three-year period in this jurisdiction. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. As of December 31, 2022 and 2021, the Company and its subsidiaries have recorded $0.3 million and $0.6 million, respectively, for unrecognized tax benefits related to state exposures. A reconciliation of the beginning and ending balances of uncertain tax positions included in other current liabilities on the consolidated balance sheets was as follows:

	2022	2021
	(in thousands)
Beginning balance as of January 1,	$600	$600
Additions for tax positions taken in prior years	—	931
Reductions of tax positions taken in prior years	—	—
Reductions for settlements on tax positions of prior years	(339)	(931)
Ending balance as of December 31,	$261	$600

Each of the Company’s subsidiaries is subject to examination in their respective filing jurisdiction. For the Company’s U.S. subsidiaries, tax years ending after December 31, 2018 remain open. The Company’s foreign subsidiaries’ tax returns up to and including tax year 2017 are considered closed due to the statute of limitations.

Earnings before income taxes were as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Domestic (U.S.)	$106,365	$73,338	$38,762
Foreign (Israel)	1,170	(2,277)	(9,622)
Total	$107,535	$71,061	$29,140

The components of the income tax provision were as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current:
Domestic federal	$6,907	$1,535	$690
Domestic state and local	6,350	5,251	2,558
Total current	13,257	6,786	3,248
Deferred:
Domestic federal	19,830	7,550	(3,399)
Domestic state and local	2,470	(2,702)	(1,348)
Total deferred	22,300	4,848	(4,747)
Total income tax expense (benefit)	$35,557	$11,634	$(1,499)

The reconciliation of significant differences between income tax expense applying the US statutory rate and the actual income tax expense (benefit) at the effective rate were as follows:

	For the Year Ended December 31,
	2022		2021		2020
	(in thousands)
Income tax expense (benefit) at the statutory rate	$22,582	21.0%	$14,923	21.0%	$6,119	21.0%
Increases (decreases):
Internal entity realignment, change in entity status (*)	8,880	8.3%	—	0.0%	—	0.0%
Non-controlling interest in partnership	(58)	(0.1)%	(48)	(0.1)%	(3,412)	(11.7)%
State income taxes, net of federal income tax benefit	6,470	6.0%	3,444	4.8%	2,188	7.5%
International rate differential	23	0.0%	(425)	(0.6)%	262	0.9%
Non-deductible expenses	1,392	1.3%	1,941	2.7%	470	1.6%
Investment in partnership	—	0.0%	—	0.0%	850	2.9%
Valuation allowance	(2,222)	(2.1)%	(3,892)	(5.5)%	(7,550)	(25.9)%
Credits	(1,319)	(1.2)%	(1,880)	(2.6)%	(1,066)	(3.7)%
Other rate differentials	(191)	(0.1)%	(2,429)	(3.4)%	640	2.3%
Total	$35,557	33.1%	$11,634	16.3%	$(1,499)	(5.1)%

(*) refer to details above.

The above components reflect that for the three years ended December 31, 2022, the registrant filer was the Company, a U.S. (domestic) entity. Refer to Note 1 for details regarding the Merger Transaction.

Significant components of deferred income tax assets and liabilities consisted of the following:

	As of December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Asset retirement obligation	$16,290	$1,616
Inventory	376	221
Lease obligations	375,299	72,944
Financial liabilities	24,607	—
Accrued expenses	4,054	213
Deferred income	9,868	1,024
Fuel supply agreements	61,816	—
Environmental liabilities	1,780	168
Transaction costs	2,224	2,273
Investment in partnership	13,754	33,332
Share-based compensation	3,936	224
Net operating loss carryforwards	5,291	11,922
Credits	5,136	11,971
Other	2,302	1,169
Total deferred tax assets	526,733	137,077
Valuation allowance	(11,142)	(13,416)
Total deferred tax assets, net	515,591	123,661
Deferred tax liabilities:
Property and equipment	(123,931)	(10,540)
Intangible assets	(19,810)	(1,214)
Right-of-use assets	(345,902)	(66,097)
Prepaid expenses	(3,208)	(580)
Translation adjustments	—	(2,097)
Other	(12)	(4,632)
Total deferred tax liabilities	(492,863)	(85,160)
Net deferred tax asset	$22,728	$38,501

17. Equity and Temporary Equity

Dividends

The Company’s board of directors (the “Board”) declared, and the Company paid, dividends of $0.09 per share of common stock in 2022, totaling $10.9 million. The amount and timing of dividends payable on the common stock are within the sole discretion of the Board, which will evaluate dividend payments within the context of the Company’s overall capital allocation strategy on an ongoing basis, giving consideration to its current and forecasted earnings, financial condition, cash requirements and other factors. As a result of the dividends paid on the common stock, the conversion price of the Company’s Series A convertible preferred stock has been adjusted from $12.00 to $11.91 per share, as were the threshold share prices in the Deferred Shares agreement (as defined below). The Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on March 21, 2023 to stockholders of record as of March 9, 2023.

Share Repurchase Plan

In February 2022, the Board authorized a share repurchase program for up to an aggregate of $50 million of outstanding shares of common stock. The share repurchase program does not have a stated expiration date. In the year ended December 31, 2022, the Company repurchased approximately 4.5 million shares of common stock under the repurchase program for approximately $39.0 million, or an average share price of $8.60.

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

The key terms of the Series A Stock are as follows:

•
Conversion: Each share of Series A Stock is convertible into shares of the Company at the holder’s option at any time after the date of issuance of such share for a conversion price equal to $12.00 per share of Series A Stock, adjusted for customary recapitalization events including common stock dividends (the “Conversion Rate”), which Conversion Rate was $11.91 as of December 31, 2022. Holders are entitled to up to a total of 1.2 million additional shares of the Company’s common stock (the “Bonus Shares”) upon any optional conversion of Series A Stock by the holder for which notice of conversion is provided after June 1, 2027, but prior to August 31, 2027. The specific number of Bonus Shares will be determined according to the Company’s volume weighted average price (the “VWAP”) for the 30 trading days prior to June 1, 2027, adjusted for customary recapitalization events. Each share of Series A Stock will automatically convert into fully paid and nonassessable shares of the Company’s common stock at the then-applicable Conversion Rate, if, at any time during target periods as set forth in the amended and restated Certificate of Incorporation of the Company (the “Charter”), the VWAP of the Company’s common stock equals or exceeds the applicable target price as agreed in the Charter for that period (ranging between $15.50 to $18 per share for the period until March 31, 2025 and $18 thereafter, adjusted for any customary recapitalization events), provided that the average daily trading volume for the Company’s common stock is at least $7.5 million.
•
Dividends: Holders are entitled to receive, when, if, and as declared by the Board, cumulative dividends at the annual rate of 5.75% of the then-applicable Liquidation Preference (as defined below) per share of Series A Stock, paid or accrued quarterly in arrears (the “Dividend Rate”). If the Company fails to pay a dividend for any quarter at the then-prevailing Dividend Rate, then for purposes of calculating the accrual of unpaid dividends for such quarter then ended, dividends will be calculated to have accrued at the then-prevailing Dividend Rate plus 3% on an annual basis provided that the Dividend Rate will, in no event, exceed an annual rate of 14.50%, and will revert to 5.75% upon the Company paying in cash all then-accrued and unpaid dividends on the Series A Stock. If the Company breaches any of the protective provisions set forth below or fails to redeem the Series A Stock upon the proper exercise of any redemption right by the holders, the Dividend Rate will increase to an annual rate of 15% for so long as such breach or failure to redeem remains in effect.
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

•
Voting Rights: Except as required by Delaware law or with regard to matters relating to their rights, holders are not entitled to vote on any matter presented to the holders of the Company’s common stock for their action or consideration. Provided that at any time, the holders of a majority of the outstanding shares of Series A Stock are entitled to provide written notification to the Company that such holders are electing, on behalf of all holders, to activate their voting rights so that holders and holders of the Company’s common stock will vote as a single class on an as converted basis. Holders will be and continue to be entitled to vote their shares of Series A Stock unless and until holders of at least a majority of the outstanding shares of Series A Stock provide further written notice to the Company that they are electing to deactivate their voting rights.

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

Classification of Convertible Preferred Stock – The Series A Stock is considered contingently redeemable based on events that are not solely within the Company’s control. Accordingly, the Series A Stock is presented outside of permanent equity in the temporary equity section of the consolidated balance sheets. As of December 31, 2022 and 2021, the Series A Stock was accreted to its full redemption value.

Consideration for the Merger Transaction

On the Merger Closing Date, the equity holders of Arko Holdings received an aggregate of 65,208,698 shares of common stock and approximately $55.4 million in cash. In addition, each holder of Arko Holdings ordinary shares received a pro rata cash payment, in the form of additional merger consideration in total of approximately $58.7 million.

In accordance with the agreement with the GPM Minority (the “GPM Equity Purchase Agreement”), the GPM Minority received 33,772,660 shares of common stock. In addition, on the Merger Closing Date, the Company issued to Ares 1.1 million New Ares Warrants as defined below, and granted the Ares Put Option as defined in Note 10 above.

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

18. Share-Based Compensation

The Compensation Committee of the Board has approved the grant of non-qualified stock options, restricted stock units (“RSUs”), and shares to certain employees, non-employees and members of the Board under the ARKO Corp. 2020 Incentive Compensation Plan (the “Plan”). The total number of shares of common stock authorized for issuance under the Plan is 12.4 million. As of December 31, 2022, 7.1 million shares of common stock were available for future grants. Stock options granted under the Plan expire no later than ten years from the date of grant and the exercise price may not be less than the fair market value of the shares on the date of grant. Vesting periods are assigned to stock options and restricted share units on a grant-by-grant basis at the discretion of the Board. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

Additionally, a non-employee director may receive RSUs in lieu of up to 100% of his or her cash fees, which RSUs will be settled in common stock upon the director’s departure from the Board or an earlier change in control of the Company.

Stock Options

The following table summarizes share activity related to stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands)				(in thousands)
Options Outstanding, January 1, 2021	—	$—
Granted	126	10.00	3.73
Options Outstanding, December 31, 2021	126	$10.00		9.2	$—
Granted	771	9.11	2.70
Options Outstanding, December 31, 2022	897	$9.24		9.0	$77

Exercisable at December 31, 2022	42	$10.00		8.2	$—
Vested and expected to vest at December 31, 2022	897	$9.24		9.0	$77

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s common stock on December 31.

As of December 31, 2022, total unrecognized compensation cost related to unvested stock options was approximately $1.6 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes option pricing model. The following table summarizes the assumptions utilized in the valuation of the stock option awards granted for the periods noted.

	For the Year Ended December 31,
	2022	2021
Expected dividend rate	0.9%	—
Expected stock price volatility	28.3%	28.8%
Risk-free interest rate	1.7%	1.6%
Expected term of options (years)	10.0	10.0

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

Restricted Stock Units

The following table summarizes share activity related to RSUs:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested RSUs, January 1, 2021	—	$—
Granted	1,600	9.60
Released	(90)	9.70
Forfeited	(10)	9.60
Performance-based share adjustment	106	9.60
Nonvested RSUs, December 31, 2021	1,606	$9.60
Granted	1,923	8.41
Released	(395)	9.38
Forfeited	(19)	8.49
Nonvested RSUs, December 31, 2022	3,115	$8.90

In the years ended December 31, 2022 and 2021, 108,600 and 89,570 RSUs were issued to non-employee directors. These awards are included in the table above under restricted stock units. There were 198,170 and 89,570 RSUs issued to non-employee directors outstanding as of December 31, 2022 and 2021, respectively.

The fair value of RSUs released during 2022 and 2021 was $3.5 million and $0.9 million, respectively.

In the years ended December 31, 2022 and 2021, the Company granted a target of 1,120,354 and 644,867 performance-based RSUs, respectively. The performance-based RSUs in both years were awarded to certain members of senior management in connection with the achievement of specific key financial metrics that are primarily measured over a three-year period and cliff vest at the end of such period. The number of performance-based RSUs in both years which will ultimately vest is contingent upon the achievement of these key financial metrics at the end of the relevant performance period. The Company assesses the probability of achieving these metrics on a quarterly basis, and as of December 31, 2021, the number of performance-based RSUs was adjusted for the probability of achieving these metrics, resulting in additional expense of $1.0 million being recorded in 2021 based on the grant date fair value. No adjustment was made in 2022. For performance-based RSUs with market conditions, the Company recognizes the fair value expense ratably over the performance and vesting period.

In connection with the consummation of the Merger Transaction, approximately 96 thousand unvested RSUs which were previously granted to officers and other employees of Arko Holdings became fully vested and were exercised prior to the Merger Closing Date into ordinary shares of Arko Holdings. In December 2020, Arko Holdings granted approximately 200 thousand ordinary shares to officers of Arko Holdings. The shares, following the Merger Transaction, are governed by the Israel Appendix to the Plan. The shares were subject to the following terms: (a) approximately 133 thousand shares were granted with no vesting period; (b) approximately 67 thousand shares vest over a two year period from the grant date, subject to the grantees being employed by Arko

Holdings; and (c) the fair value of the total Arko Holdings’ shares granted, based on the market value of Arko Holdings’ shares at the time of grant, was $1.8 million.

As of December 31, 2022, total unrecognized compensation cost related to RSUs was approximately $16.0 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

Stock Grants

In the year ended December 31, 2022, the Company granted 13,332 shares of immediately vested common stock to certain members of senior management, with a weighted average grant date fair value of $7.58 per share, or $0.1 million.

Compensation Cost

Total compensation cost recorded for employees, non-employees and members of the Board for the years ended December 31, 2022, 2021 and 2020 was $12.2 million, $5.8 million and $1.9 million, respectively, and included in general and administrative expenses on the consolidated statements of operations.

19. Related Party Transactions

Balances outstanding with related parties were as follows:

	As of December 31,
	2022	2021
	(in thousands)
Current assets:
Due from equity investment	$111	$126
Loan to equity investment	674	1,008
Due from related parties	366	1,535
Current liabilities:
Due to related parties	—	(258)

Mr. Kotler

Effective as of the Merger Closing Date, Mr. Kotler became the Chief Executive Officer of the Company and his compensation for such services (including his services as President and Chairman of the Board) is provided for in an employment agreement, dated September 8, 2020.

Prior to the Merger Closing Date, Mr. Kotler was one of Arko Holdings’ controlling shareholders, and his services as Chief Executive Officer of GPM were provided to GPM through KMG Realty LLC (“KMG”), an entity wholly owned by Mr. Kotler, in exchange for management fees, pursuant to a management services agreement between GPM and KMG (the “GPM Management Services Agreement”). In addition, KMG was also party to a profits participation agreement with the members of GPM (the “Profits Participation Agreement”), pursuant to which KMG was entitled to receive annual net profit participation amounts from GPM.

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

GPM Management Services Agreement

Under the GPM Management Services Agreement, for the period January 1, 2020 through December 31, 2022, KMG was entitled to a management fee in the amount of $90,000 per month. In addition, KMG was entitled to receive an annual bonus in accordance with GPM’s corporate incentive plan which could not exceed six monthly management fee payments. The GPM Management Services Agreement also required GPM to reimburse KMG for all out of pocket expenses related to the activity of GPM. Upon the closing of the Merger Transaction, the GPM Management Services Agreement was terminated. KMG continued to be entitled to receive the bonus of $540,000 for 2020.

Profits Participation Agreement

Pursuant to the Profits Participation Agreement, KMG was entitled, for the years 2020 through 2022, to an annual net profit participation amount up to an annual maximum amount of $400,000. Based on GPM’s financial performance in 2020, KMG was entitled to an annual net profit participation amount of $400,000 for 2020. The Profits Participation Agreement was terminated upon the termination of the GPM Management Services Agreement, other than the right to receive the profit participation amount for 2020.

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

Mr. Willner

Mr. Morris Willner, a director and beneficial owner in the Company, one of Arko Holdings’ controlling shareholders until the Merger Closing Date, served as chairman of the board of managers of GPM. The terms of the management services agreement (the “Willner Management Agreement”) effective between January 1, 2018 to December 31, 2020 between GPM and an entity owned and controlled by Mr. Willner (the “Willner Management Company”) entitled the Willner Management Company to receive from GPM monthly management fees in the amount of $24,000. Total amounts paid to Mr. Willner in accordance with the Willner Management Agreement, recorded in general and administrative expenses, were approximately $0.3 million in the year ended December 31, 2020.

In addition, the Willner Management Company was entitled to reimbursement for all reasonable expenses incurred in providing management services and receive an annual payment based on GPM’s bonus plan and based on GPM’s results for the year ended December 31, 2020, the Willner Management Company was eligible for $0.1 million for the annual bonus.

At the Merger Closing Date, the Willner Management Agreement terminated. Mr. Willner continued to be entitled to the annual bonus for 2020.

20. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net income available to common stockholders	$65,997	$53,463	$10,433
Change in fair value of Ares Put Option	(329)	(927)	—
Net income available to common stockholders after assumed conversions	$65,668	$52,536	$10,433

Weighted average common shares outstanding — Basic	121,476	124,412	71,074
Effect of dilutive securities:
Restricted share units	822	259	—
Ares Put Option	926	766	—
Weighted average common shares outstanding — Diluted	123,224	125,437	71,074
Net income per share available to common stockholders — Basic	$0.54	$0.43	$0.15
Net income per share available to common stockholders — Diluted	$0.53	$0.42	$0.15

The following potential shares of common stock have been excluded from the computation of diluted earnings per share because their effect would be antidilutive:

	As of December 31,
	2022	2021	2020
	(in thousands)
Ares Warrants	1,100	1,100	1,100
Public and private warrants	17,333	17,333	17,333
Ares Put Option	—	—	*
Series A redeemable preferred stock	8,396	8,333	8,333
Stock options	897	126	—

(*) Refer to description of this instrument in Note 10 above.

21. Financial Derivative Instruments

Beginning in the third quarter of 2022, the Company has made limited use of derivative instruments (futures contracts) to manage certain risks related to diesel fuel prices. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. The Company currently uses derivative instruments that are traded primarily over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has designated its derivative contracts as fair value hedges of firm commitments.

As of December 31, 2022, the Company had fuel futures contracts in place to hedge approximately 2.5 million gallons of diesel fuel for which the Company had a firm commitment to purchase. As of December 31, 2022, the Company had an asset derivative with a fair value of approximately $0.5 million recorded in other current assets and a firm commitment with a fair value of approximately $0.5 million recorded in other current liabilities on the consolidated balance sheet.

As of December 31, 2022, there was approximately $0.5 million of cash collateral provided to counterparties that was classified as restricted cash on the consolidated balance sheet. All cash flows associated with purchasing and selling fuel derivative instruments are classified as other operating activities, net cash flows in the consolidated statements of cash flows.

22. Fair Value Measurements and Financial Instruments

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

The fair value of cash and cash equivalents, restricted cash, short-term investments, trade receivables, accounts payable and other current liabilities approximated their carrying values as of December 31, 2022 and 2021 primarily due to the short-term maturity of these instruments. Based on market trades of the Senior Notes close to year-end (Level 1 fair value measurement), the fair value of the Senior Notes was estimated at approximately $354.7 million and $436.0 million as of December 31, 2022 and 2021, respectively, compared to a gross carrying value of $450 million. The fair value of the other long-term debt approximated their carrying values as of December 31, 2022 and 2021 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of fuel futures contracts was determined using NYMEX quoted values.

The Contingent Consideration from the Empire Acquisition (as defined in Note 4) is measured at fair value at the end of each reporting period and amounted to $3.7 million and $6.2 million as of December 31, 2022 and 2021, respectively. The fair value methodology for the Contingent Consideration liability is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. Approximately $(0.3) million, $0.5 million and $0.2 million were recorded as a component of interest and other financial (income) expenses in the consolidated statements of operations for the change in the fair value of the Contingent Consideration for the years ended December 31, 2022, 2021 and 2020, respectively, and approximately $2.2 million, $1.7 million and $0 of income were recorded as a component of other expenses, net in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively.

The Public Warrants (as defined in Note 11), of which approximately 14.8 million were outstanding as of December 31, 2022, are measured at fair value at the end of each reporting period and amounted to $25.9 million and $23.6 million as of December 31, 2022 and 2021, respectively. The fair value methodology for the Public Warrants is categorized as Level 1. Approximately $(0.3) million, $5.5 million and $(0.3) million were recorded as a component of interest and other financial (income) expenses in the consolidated statements of operations for the change in the fair value of the Public Warrants for the years ended December 31, 2022, 2021 and 2020, respectively.

The Private Warrants (as defined in Note 11), of which approximately 2.5 million were outstanding as of December 31, 2022, are measured at fair value at the end of each reporting period and amounted to $4.5 million and $7.2 million as of December 31, 2022 and 2021, respectively. The fair value methodology for the Private Warrants is categorized as Level 2 because certain inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Private Warrants have been recorded at fair value based on a Black-Scholes option pricing model with the following material assumptions based on observable and unobservable inputs:

	As of December 31,
	2022	2021

Expected term (in years)	3.0	4.0
Volatility	41.9%	36.3%
Risk-free interest rate	4.2%	1.1%
Strike price	$11.50	$11.50

For the change in the fair value of the Private Warrants, approximately $(0.1) million, $0.6 million and $(0.2) million were recorded as a component of interest and other financial (income) expenses in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively.

The Deferred Shares (as defined in Note 11) are measured at fair value at the end of each reporting period and amounted to $1.4 million and $1.6 million as of December 31, 2022 and 2021, respectively. The fair value methodology for the Deferred Shares is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

	As of December 31,
	2022	2021

Expected term (in years)	4.4	5.4
Volatility	42.0%	35.9%
Risk-free interest rate	4.1%	1.3%
Stock price	$8.66	$8.77

For the change in the fair value of the Deferred Shares, approximately $0.1 million was recorded as a component of interest and other financial income in the consolidated statements of operations for each of the years ended December 31, 2022, 2021 and 2020.

The Ares Put Option (as defined in Note 10) is measured at fair value at the end of each reporting period and amounted to $8.6 million and $8.9 million as of December 31, 2022 and 2021, respectively. The fair value methodology for the Ares Put Option is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Ares Put Option has been recorded at its fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

	As of December 31,
	2022	2021

Expected term (in years)	0.2	1.2
Volatility	25.9%	30.1%
Risk-free interest rate	4.3%	0.4%
Strike price	$12.845	$12.935

For the change in the fair value of the Ares Put Option, approximately $(0.3) million, $(0.9) million and $0.6 million were recorded as a component of interest and other financial (income) expenses in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively.

23. Segment Reporting

The reportable segments were determined based on information reviewed by the chief operating decision maker for operational decision-making purposes, and the segment information is prepared on the same basis that the Company’s chief operating decision maker reviews such financial information. The Company’s reportable segments are retail, wholesale, fleet fueling and GPMP. The Company defines segment earnings as operating income.

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

The GPMP segment includes GPMP and primarily includes its sale and supply of fuel to GPM and its subsidiaries related to substantially all of its sites that sell fuel in the retail and wholesale segments and charges a fixed fee primarily to sites in the fleet fueling segment (currently 5.0 cents per gallon sold). GPMP sells fuel at its cost of fuel (including taxes and transportation) plus a fixed margin (currently 5.0 cents per gallon). GPMP also supplies fuel to a small number of independent dealers and bulk and spot purchasers.

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

Inter-segment transactions primarily included the distribution of fuel by GPMP to GPM and substantially all of its sites that sell fuel (both in the retail and wholesale segments) and charges by GPMP to sites that sell fuel in the fleet fueling segment. The effect of these inter-segment transactions was eliminated in the consolidated financial statements.

Year Ended December 31, 2022	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$3,887,549	$3,234,145	$270,670	$5,160	$3,566	$7,401,090
Merchandise revenue	1,647,642	—	—	—	—	1,647,642
Other revenues, net	67,280	23,451	2,178	1,024	134	94,067
Total revenues from external customers	5,602,471	3,257,596	272,848	6,184	3,700	9,142,799
Inter-segment	—	—	—	5,678,167	4,264	5,682,431
Total revenues from reportable segments	5,602,471	3,257,596	272,848	5,684,351	7,964	14,825,230
Operating income	264,552	33,864	18,382	89,035	792	406,625
Interest and other financial expenses, net				(11,654)	—	(11,654)
Income tax benefit					177	177
Loss from equity investment					(74)	(74)
Net income from reportable segments						$395,074

Year Ended December 31, 2021	Retail	Wholesale	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$3,048,893	$2,659,706	$5,734	$—	$5,714,333
Merchandise revenue	1,616,404	—	—	—	1,616,404
Other revenues, net	63,271	22,298	1,092	—	86,661
Total revenues from external customers	4,728,568	2,682,004	6,826	—	7,417,398
Inter-segment	—	—	4,384,227	1,264	4,385,491
Total revenues from reportable segments	4,728,568	2,682,004	4,391,053	1,264	11,802,889
Operating income	240,233	21,998	91,619	1,264	355,114
Interest and other financial expenses, net			(14,363)	—	(14,363)
Income tax expense				(221)	(221)
Income from equity investment				186	186
Net income from reportable segments					$340,716

Year Ended December 31, 2020	Retail	Wholesale	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$1,940,303	$508,175	$3,923	$—	$2,452,401
Merchandise revenue	1,494,342	—	—	—	1,494,342
Other revenues, net	53,424	9,335	897	—	63,656
Total revenues from external customers	3,488,069	517,510	4,820	—	4,010,399
Inter-segment	—	—	1,706,233	3,041	1,709,274
Total revenues from reportable segments	3,488,069	517,510	1,711,053	3,041	5,719,673
Operating income	200,000	3,523	47,036	3,041	253,600
Interest and other financial expenses, net			(6,277)	(1,817)	(8,094)
Income tax expense				(303)	(303)
Loss from equity investment				(1,269)	(1,269)
Net income from reportable segments					$243,934

A reconciliation of total revenues from reportable segments to total revenues on the consolidated statements of operations was as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Total revenues from reportable segments	$14,825,230	$11,802,889	$5,719,673
Other revenues, net	—	—	(167)
Elimination of inter-segment revenues	(5,682,431)	(4,385,491)	(1,709,274)
Total revenues	$9,142,799	$7,417,398	$4,010,232

A reconciliation of net income from reportable segments to net income on the consolidated statements of operations was as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net income from reportable segments	$395,074	$340,716	$243,934
Amounts not allocated to segments:
Other revenues, net	—	—	(167)
Store operating expenses	2,264	3,287	(2,380)
General and administrative expenses	(137,072)	(121,697)	(91,447)
Depreciation and amortization	(94,383)	(89,822)	(67,023)
Other income, net	(9,816)	(3,536)	(9,228)
Interest and other financial expenses, net	(48,355)	(58,108)	(44,852)
Income tax (expense) benefit	(35,734)	(11,413)	1,802
Net income	$71,978	$59,427	$30,639

24. Store Operating Expenses

Store operating expenses consisted of the following:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Salaries and wages	$287,185	$242,692	$217,121
Rent	145,120	133,143	113,694
Credit card fees	101,434	83,757	57,644
Utilities, upkeep, and taxes	63,121	57,497	51,811
Repairs and maintenance	43,873	37,345	28,469
Insurance	19,308	20,537	18,956
Other store operating expenses	61,133	55,547	44,727
Total store operating expenses	$721,174	$630,518	$532,422

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed Balance Sheets

(in thousands)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$93,721	$88,508
Short-term loans to subsidiaries	—	40,119
Other current assets	16,168	10,110
Total current assets	109,889	138,737
Non-current assets:
Investment in subsidiaries	312,708	255,444
Loans to subsidiaries	450,000	450,000
Deferred tax asset	2,239	2,403
Total assets	$874,836	$846,584
Liabilities
Current liabilities:
Long-term debt, current portion	$1,145	$1,500
Other current liabilities	17,364	7,436
Total current liabilities	18,509	8,936
Non-current liabilities:
Long-term debt, net	443,648	442,889
Other non-current liabilities	31,845	41,307
Total liabilities	$494,002	$493,132

Series A redeemable preferred stock	100,000	100,000

Shareholders' equity	280,834	253,452
Total liabilities, redeemable preferred stock and shareholders' equity	$874,836	$846,584

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed Statements of Operations

(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Income:
Income from loans to subsidiaries and other investee	$23,645	$6,016	$3,960
Other income	—	—	597
	23,645	6,016	4,557
Expenses:
General and administrative	7,437	6,152	4,562
Expenses related to loans to subsidiaries and other investee	—	—	2,692
	7,437	6,152	7,254
Income (loss) before interest and financial income (expenses)	16,208	(136)	(2,697)
Interest and other financial income	1,577	1,005	1,093
Interest and other financial expenses	(23,641)	(10,855)	(8,225)
Loss before income taxes	(5,856)	(9,986)	(9,829)
Income tax benefit (expense)	3,579	(2,771)	(324)
Equity income from subsidiaries	74,024	71,955	23,863
Net income	$71,747	$59,198	$13,710
Accretion of redeemable preferred stock	—	—	(3,120)
Series A redeemable preferred stock dividends	(5,750)	(5,735)	(157)
Net income attributable to common shareholders	$65,997	$53,463	$10,433

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed Statements of Comprehensive Income

(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Net income	$71,747	$59,198	$13,710
Other comprehensive income:
Foreign currency translation adjustments	—	—	4,675
Total other comprehensive income	—	—	4,675
Comprehensive income	$71,747	$59,198	$18,385

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$71,747	$59,198	$13,710
Adjustments to reconcile net income to net cash used in operating activities:
Equity income from subsidiaries	(74,024)	(71,955)	(23,863)
Deferred income taxes	(164)	519	(130)
Amortization of deferred financing cost, debt discount and premium	759	152	(331)
Depreciation and amortization	—	—	8
Foreign currency loss (gain) and interest related to intercompany balances	1,693	(4,656)	4,703
Share-based compensation	955	868	1,891
Fair value adjustment of financial liabilities	(887)	5,021	107
Other operating activities, net	—	—	(38)
Changes in assets and liabilities:
(Increase) decrease in other current assets	(11,542)	(1,586)	490
Increase in other current liabilities	6,752	3,713	942
Net cash used in operating activities	$(4,711)	$(8,726)	$(2,511)
Cash flows from investing activities:
Loans to investees	$—	$(450,000)	$(68,939)
Repayments of loans to subsidiaries and other investees	40,000	—	109,946
Distribution from subsidiary	28,109	—	—
Investment in subsidiary	—	—	(107,299)
Net cash provided by (used in) investing activities	68,109	(450,000)	(66,292)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	—	442,737	—
Issuance of shares in Merger Transaction	—	—	60,318
Payment of Merger Transaction issuance costs	—	(4,773)	—
Issuance of redeemable preferred stock, net	—	—	96,880
Common stock repurchased	(40,042)	—	—
Dividends paid on common stock	(10,893)	—	—
Dividends paid on redeemable preferred stock	(5,750)	(5,892)	—
Repayment of long-term debt	(1,500)	(2,017)	(10,953)
Buyback of long-term debt	—	—	(1,995)
Proceeds from issuance of rights, net	—	—	11,332
Net cash (used in) provided by financing activities	(58,185)	430,055	155,582
Net increase (decrease) in cash and cash equivalents and restricted cash	5,213	(28,671)	86,779
Effect of exchange rate on cash and cash equivalents and restricted cash	—	—	2,875
Cash and cash equivalents and restricted cash, beginning of year	88,508	117,179	27,525
Cash and cash equivalents, end of year	$93,721	$88,508	$117,179
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of year	88,508	117,179	21,302
Restricted cash with respect to bonds, beginning of year	—	—	6,223
Cash and cash equivalents and restricted cash, beginning of year	$88,508	$117,179	$27,525

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed Statements of Cash Flows (cont’d)

(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Supplementary cash flow information:
Cash received for interest	$26,028	$1,404	$2,340
Cash paid for interest	24,610	14	3,840
Cash paid for taxes	735	6,175	305
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	1,145	1,765	2,190
Issuance of shares	—	3,000	—
Ares Put Option	—	—	9,201

The accompanying notes are an integral part of the condensed financial statements.

ARKO Corp. (Parent Company Only)

Notes to Condensed Financial Statements

1. General

The condensed financial statements represent the financial information required by SEC Regulation S-X Rule 5-04 for ARKO Corp. (the “Company”), which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2022, the Company’s restricted net assets of its consolidated subsidiary, GPM Investments, LLC (“GPM”), were approximately $720.6 million and exceeded 25% of the Company’s total consolidated net assets. The primary restrictions as of December 31, 2022 were driven by GPM’s financing agreement with PNC which restrict the transfer of non-cash assets from GPM to the Company. This financing agreement also include restrictions on distributions according to which, among other things, GPM’s ability to distribute is subject to certain conditions as defined in the underlying agreement. For more information about GPM’s financing agreement with PNC, refer to Note 12 to the consolidated financial statements.

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

Insurance Premium Notes

The debt outstanding related to premium financing agreements are due within one year. Refer to Note 12 to the consolidated financial statements for further details.