Form 10-Q
period 2023-03-31
ARKO Corp.
filed 2023-05-08
CIK 1823794

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023.

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

As of May 5, 2023, the registrant had 120,305,008 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q, and described from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update forward-looking statements, except to the extent required by applicable law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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
•
a portion of our revenue is generated under fuel supply agreements with dealers that must be renegotiated or replaced periodically;
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

Item 1. Financial Statements

ARKO Corp.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$255,852	$298,529
Restricted cash	15,750	18,240
Short-term investments	3,065	2,400
Trade receivables, net	129,039	118,140
Inventory	244,940	221,951
Other current assets	88,354	87,873
Total current assets	737,000	747,133
Non-current assets:
Property and equipment, net	780,950	645,809
Right-of-use assets under operating leases	1,373,727	1,203,188
Right-of-use assets under financing leases, net	179,166	182,113
Goodwill	217,297	217,297
Intangible assets, net	226,134	197,123
Equity investment	2,888	2,924
Deferred tax asset	32,958	22,728
Other non-current assets	40,677	36,855
Total assets	$3,590,797	$3,255,170
Liabilities
Current liabilities:
Long-term debt, current portion	$15,034	$11,944
Accounts payable	222,782	217,370
Other current liabilities	186,225	154,097
Operating leases, current portion	61,797	57,563
Financing leases, current portion	5,219	5,457
Total current liabilities	491,057	446,431
Non-current liabilities:
Long-term debt, net	793,596	740,043
Asset retirement obligation	72,350	64,909
Operating leases	1,386,604	1,218,045
Financing leases	224,997	225,907
Other non-current liabilities	247,158	178,945
Total liabilities	3,215,762	2,874,280
Commitments and contingencies - see Note 12
Series A redeemable preferred stock (no par value) - authorized: 1,000 shares; issued and outstanding: 1,000 and 1,000 shares, respectively; redemption value: $100,000 and $100,000, in the aggregate respectively	100,000	100,000
Shareholders' equity:
Common stock (par value $0.0001) - authorized: 400,000 shares; issued: 125,232 and 124,727 shares, respectively; outstanding: 120,305 and 120,074 shares, respectively	12	12
Treasury stock, at cost - 4,927 and 4,653 shares, respectively	(42,352)	(40,042)
Additional paid-in capital	234,158	229,995
Accumulated other comprehensive income	9,119	9,119
Retained earnings	74,143	81,750
Total shareholders' equity	275,080	280,834
Non-controlling interest	(45)	56
Total equity	275,035	280,890
Total liabilities, redeemable preferred stock and equity	$3,590,797	$3,255,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Fuel revenue	$1,661,664	$1,583,526
Merchandise revenue	400,408	366,985
Other revenues, net	26,424	22,300
Total revenues	2,088,496	1,972,811
Operating expenses:
Fuel costs	1,537,882	1,470,649
Merchandise costs	277,443	258,793
Store operating expenses	192,683	166,538
General and administrative expenses	40,416	31,785
Depreciation and amortization	28,399	24,636
Total operating expenses	2,076,823	1,952,401
Other expenses, net	2,720	1,121
Operating income	8,953	19,289
Interest and other financial income	7,210	1,106
Interest and other financial expenses	(20,812)	(17,081)
(Loss) income before income taxes	(4,649)	3,314
Income tax benefit (expense)	2,158	(1,005)
(Loss) income from equity investment	(36)	9
Net (loss) income	$(2,527)	$2,318
Less: Net income attributable to non-controlling interests	53	79
Net (loss) income attributable to ARKO Corp.	$(2,580)	$2,239
Series A redeemable preferred stock dividends	(1,418)	(1,418)
Net (loss) income attributable to common shareholders	$(3,998)	$821
Net (loss) income per share attributable to common shareholders - basic	$(0.03)	$0.01
Net loss per share attributable to common shareholders - diluted	$(0.03)	$(0.00)
Weighted average shares outstanding:
Basic	120,253	124,301
Diluted	120,253	125,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Changes in Equity

(Unaudited, in thousands)

	Common Stock		Treasury	Additional	Accumulated Other	Retained	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	Earnings	Shareholders' Equity	Controlling Interests	Total Equity
Balance at January 1, 2022	124,428	$12	$—	$217,675	$9,119	$26,646	$253,452	$224	$253,676
Share-based compensation	—	—	—	2,774	—	—	2,774	—	2,774
Distributions to non-controlling interests	—	—	—	—	—	—	—	(60)	(60)
Dividends on redeemable preferred stock	—	—	—	—	—	(1,418)	(1,418)	—	(1,418)
Dividends declared (2 cents per share)	—	—	—	—	—	(2,474)	(2,474)	—	(2,474)
Common stock repurchased	(1,537)	—	(13,084)	—	—	—	(13,084)	—	(13,084)
Vesting of restricted share units	286	—	—	—	—	—	—	—	—
Issuance of shares	13	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	2,239	2,239	79	2,318
Balance at March 31, 2022	123,190	$12	$(13,084)	$220,449	$9,119	$24,993	$241,489	$243	$241,732

Balance at January 1, 2023	120,074	$12	$(40,042)	$229,995	$9,119	$81,750	$280,834	$56	$280,890
Share-based compensation	—	—	—	4,069	—	—	4,069	—	4,069
Transactions with non-controlling interests	—	—	—	94	—	—	94	(94)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(60)	(60)
Dividends on redeemable preferred stock	—	—	—	—	—	(1,418)	(1,418)	—	(1,418)
Dividends declared (3 cents per share)	—	—	—	—	—	(3,609)	(3,609)	—	(3,609)
Common stock repurchased	(274)	—	(2,310)	—	—	—	(2,310)	—	(2,310)
Vesting of restricted share units	505	—	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	—	(2,580)	(2,580)	53	(2,527)
Balance at March 31, 2023	120,305	$12	$(42,352)	$234,158	$9,119	$74,143	$275,080	$(45)	$275,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(2,527)	$2,318
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	28,399	24,636
Deferred income taxes	(10,230)	(2,577)
Loss on disposal of assets and impairment charges	287	764
Foreign currency loss	34	37
Amortization of deferred financing costs and debt discount	592	634
Amortization of deferred income	(1,860)	(3,078)
Accretion of asset retirement obligation	491	409
Non-cash rent	2,798	1,946
Charges to allowance for credit losses	283	135
Loss (income) from equity investment	36	(9)
Share-based compensation	4,069	2,774
Fair value adjustment of financial assets and liabilities	(4,228)	1,209
Other operating activities, net	329	123
Changes in assets and liabilities:
Increase in trade receivables	(11,182)	(12,886)
Increase in inventory	(2,845)	(21,318)
Decrease in other assets	3,545	18,215
Increase in accounts payable	5,940	20,177
Decrease in other current liabilities	(127)	(4,561)
Increase (decrease) in asset retirement obligation	67	(34)
Increase in non-current liabilities	2,012	1,148
Net cash provided by operating activities	$15,883	$30,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from investing activities:
Purchase of property and equipment	$(23,380)	$(20,667)
Proceeds from sale of property and equipment	208,436	6,933
Prepayment for business acquisition	—	(5,000)
Business acquisitions, net of cash	(338,342)	(6,746)
Decrease in investments, net	—	1,618
Net cash used in investing activities	(153,286)	(23,862)
Cash flows from financing activities:
Receipt of long-term debt, net	55,000	—
Repayment of debt	(5,592)	(3,157)
Principal payments on financing leases	(1,418)	(1,652)
Proceeds from sale-leaseback	51,604	—
Common stock repurchased	(2,310)	(13,084)
Dividends paid on common stock	(3,609)	(2,474)
Dividends paid on redeemable preferred stock	(1,418)	(1,418)
Distributions to non-controlling interests	—	(60)
Net cash provided by (used in) financing activities	92,257	(21,845)
Net decrease in cash and cash equivalents and restricted cash	(45,146)	(15,645)
Effect of exchange rate on cash and cash equivalents and restricted cash	(21)	(16)
Cash and cash equivalents and restricted cash, beginning of period	316,769	272,543
Cash and cash equivalents and restricted cash, end of period	$271,602	$256,882
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of period	$298,529	252,141
Restricted cash, beginning of period	18,240	20,402
Cash and cash equivalents and restricted cash, beginning of period	$316,769	$272,543
Cash and cash equivalents, end of period	$255,852	$241,220
Restricted cash, end of period	15,750	15,662
Cash and cash equivalents and restricted cash, end of period	$271,602	$256,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2023	2022
Supplementary cash flow information:
Cash received for interest	$2,197	$37
Cash paid for interest	12,174	7,684
Cash received for taxes	212	2
Cash paid for taxes	125	563
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	$6,224	$2,279
Purchases of equipment in accounts payable and accrued expenses	11,577	9,514
Purchase of property and equipment under leases	826	6,254
Disposals of leases of property and equipment	2,476	404
Deferred consideration related to business acquisition	45,845	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

ARKO Corp. (the “Company”) is a Delaware corporation whose common stock, par value $0.0001 per share (“common stock”), and publicly-traded warrants are listed on the Nasdaq Stock Market (“Nasdaq”) under the symbols “ARKO” and “ARKOW,” respectively.

The Company’s operations are primarily performed by its subsidiary, GPM Investments, LLC (“GPM”), a Delaware limited liability company. GPM is primarily engaged directly and through fully owned and controlled subsidiaries (directly or indirectly) in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations. The Company is also engaged in wholesale activity, which includes the supply of fuel to gas stations operated by third parties, and in fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites. As of March 31, 2023, GPM’s activity included the operation of 1,531 retail convenience stores, the supply of fuel to 1,852 gas stations operated by dealers and the operation of 183 cardlock locations, throughout more than 30 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

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

Interim Financial Statements

The accompanying condensed consolidated financial statements (“interim financial statements”) as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are unaudited and have been prepared in accordance with GAAP for interim financial information and Regulation S-X set forth by the Securities and Exchange Commission (the “SEC”) for interim reporting. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying interim financial statements. However, they do not include all of the information and disclosures required by GAAP for complete financial statements. Therefore, the interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “annual financial statements”).

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

Cash and Cash Equivalents

The Company considers all unrestricted highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are maintained at several financial institutions, and in order to have sufficient working capital on hand, the Company maintains concentrations of cash in several financial institutions in amounts that are above the FDIC standard deposit insurance limit of $250,000.

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

Fuel revenue and fuel cost of revenue included fuel taxes of $264.3 million and $231.8 million for the three months ended March 31, 2023 and 2022, respectively.

Refer to Note 11 for disclosure of the revenue disaggregated by segment and product line, as well as a description of the reportable segment operations.

3. Acquisitions

Transit Energy Group, LLC

On March 1, 2023, the Company completed the acquisition of certain assets from Transit Energy Group, LLC and certain of its affiliated entities (collectively, “TEG”) pursuant to a purchase agreement entered on September 9, 2022, as amended (the “TEG Purchase Agreement”), including (i) 135 Company-operated convenience stores and gas stations, (ii) fuel supply rights to 192 dealer locations, (iii) a commercial, government, and industrial business, including certain bulk plants, and (iv) certain distribution and transportation assets, all in the southeastern United States (the “TEG Acquisition”).

The purchase price for the TEG Acquisition was approximately $370 million, as adjusted in accordance with the terms of the TEG Purchase Agreement, plus the value of inventory at the closing, of which $50 million was deferred and payable in two annual payments of $25 million, which the Company may elect to pay in either cash or, subject to the satisfaction of certain conditions, shares of common stock (the “Installment Shares”), on the first and second anniversaries of the closing. Pursuant to the TEG Purchase Agreement, at closing, ARKO and TEG entered into a registration rights agreement, pursuant to which ARKO agreed to prepare and file a registration statement with the SEC, registering the Installment Shares, if any, for resale by TEG.

The Company paid approximately $81 million of the non-deferred purchase price including the value of inventory and other closing adjustments, of which approximately $55.0 million was financed with the Capital One Line of Credit (as defined in Note 4 below). An affiliate of Oak Street Real Estate Capital Net Lease Property Fund, LP (“Oak Street”), under the Company’s standby real estate purchase, designation and lease program agreement with Oak Street, dated as of May 3, 2021 (as amended, the “Program Agreement”), paid the balance of the non-deferred purchase price for fee simple ownership in 104 sites. At the closing, pursuant to the Program Agreement, the Company entered into a master lease with Oak Street for the sites Oak Street acquired in the transaction under customary lease terms. For accounting purposes, the transaction with Oak Street was treated as a sale-leaseback. Because the sale-leaseback was off-market, a financial liability of $51.6 million was recorded, resulting in interest expense recognized over the lease term. Additionally, right-of-use assets and operating lease liabilities of approximately $131.3 million were recorded in connection with the operating lease, after reducing for accounting purposes from the contractual lease payments the amount attributable to the repayment of the additional financing.

The details of the TEG Acquisition were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$25,702
GPMP Capital One Line of Credit	55,000
Liability resulting from deferred purchase price	45,845
Payable to TEG	500
Consideration provided by Oak Street	258,019
Total consideration	$385,066
Assets acquired and liabilities:
Cash and cash equivalents	$379
Inventory	20,144
Other assets	930
Property and equipment, net	336,838
Intangible assets	35,000
Right-of-use assets under operating leases	58,141
Environmental receivables	108
Total assets	451,540
Other liabilities	(1,611)
Environmental liabilities	(219)
Asset retirement obligations	(7,098)
Operating leases	(57,546)
Total liabilities	(66,474)
Total identifiable net assets	385,066
Goodwill	$—

Consideration paid in cash	$80,702
Consideration provided by Oak Street	258,019
Less: cash and cash equivalent balances acquired	(379)
Net cash outflow	$338,342

The initial accounting treatment of the TEG Acquisition reflected in these interim financial statements is provisional as the Company has not yet finalized the initial accounting treatment of the business combination, and, in this regard, has not finalized the valuation of some of the assets and liabilities acquired and the goodwill resulting from the TEG Acquisition, mainly due to the limited period of time between the TEG Acquisition closing date and the date of these interim financial statements. Therefore, some of the financial information presented with respect to the TEG Acquisition in these interim financial statements remains subject to change.

The Company included identifiable tangible assets and identifiable liabilities at their respective fair values based on the information available to the Company’s management on the TEG Acquisition closing date, including, among other things, a preliminary valuation performed by management. The useful life of both the wholesale fuel supply contracts and the brand name was estimated at five years.

The Company’s preliminary accounting treatment of the TEG Acquisition resulted in no goodwill being recorded.

Acquisition-related costs amounting to approximately $2.2 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the condensed consolidated statements of operations for the three months ended March 31, 2023. No acquisition-related costs were recognized for the three months ended March 31, 2022.

Results of operations for the TEG Acquisition for the period subsequent to the acquisition closing date were included in the condensed consolidated statement of operations for the three months ended March 31, 2023. For the period from the TEG Acquisition closing date through March 31, 2023, the Company recognized $76.9 million in revenues and an immaterial amount of net income related to the TEG Acquisition.

Impact of Acquisitions (unaudited)

The unaudited supplemental pro forma financial information presented below was prepared based on the historical information of the Company and the acquired operations and gives pro forma effect to the acquisitions using the assumption that the TEG Acquisition, the acquisition of 184 Quarles cardlock sites and 46 dealer locations on July 22, 2022, and the acquisition of 31 Pride sites on December 6, 2022 had occurred at the beginning of each period presented below. The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the acquisitions or any integration costs. The unaudited pro forma financial information is not necessarily indicative of what the actual results of operations would have been had the acquisitions occurred at the beginning of each period presented below nor is it indicative of future results.

	For the Three Months Ended March 31,
	2023	2022
	(unaudited)
	(in thousands)
Total revenue	$2,318,561	$2,539,340
Net income	(6,128)	677

Pending Acquisition – WTG Fuels, LLC

On December 6, 2022, certain of the Company’s subsidiaries entered into an asset purchase agreement with WTG Fuels Holdings, LLC and certain other sellers party thereto, pursuant to which the sellers have agreed to sell to such subsidiaries certain assets (the “WTG Acquisition”), including:

•
24 Uncle’s company-operated convenience stores located across western Texas; and
•
66 proprietary GASCARD-branded fleet fueling cardlock sites and 43 private cardlock sites located in western Texas and southeastern New Mexico.

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

4. Debt

The components of debt were as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Senior Notes	$443,837	$443,648
M&T debt	46,550	49,023
Capital One line of credit	311,729	256,430
Insurance premium notes	6,514	2,886
Total debt, net	$808,630	$751,987
Less current portion	(15,034)	(11,944)
Total long-term debt, net	$793,596	$740,043

On May 5, 2023, GPM Petroleum LP (“GPMP”) renewed the credit agreement governing its revolving credit facility with a syndicate of banks led by Capital One, National Association, to increase the aggregate principal amount of availability thereunder from $500 million to $800 million (as amended, the “Capital One Line of Credit”) and extend the maturity date from July 15, 2024 to May 5, 2028. At GPMP’s request, availability under the Capital One Line of Credit can be increased up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or from other banks, and subject to certain other terms as detailed in the Capital One Line of Credit.

5. Leases

As of March 31, 2023, the Company leased 1,265 of the convenience stores that it operates, 208 dealer locations, 113 cardlock locations and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years each. Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges and fuel dispensers.

The components of lease cost recorded on the condensed consolidated statements of operations were as follows:

	For the Three Months Ended March 31,
	2023	2022
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$2,853	$3,047
Interest on lease liabilities	4,162	4,371
Operating lease costs included in store operating expenses	41,584	34,295
Operating lease costs included in general and administrative expenses	534	387
Lease cost related to variable lease payments, short-term leases and leases of low value assets	690	644
Right-of-use asset impairment charges and gain on disposals of leases	(540)	—
Total lease costs	$49,283	$42,744

Supplemental balance sheet date related to leases was as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Operating leases
Weighted average remaining lease term (in years)	14.4	14.1
Weighted average discount rate	7.7%	7.7%
Financing leases
Weighted average remaining lease term (in years)	23.3	23.4
Weighted average discount rate	7.2%	7.2%

As of March 31, 2023, maturities of lease liabilities for operating lease obligations and financing lease obligations having an initial or remaining non-cancellable lease terms in excess of one year were presented in the table below. The minimum lease payments presented below include periods where an option is reasonably certain to be exercised and do not take into consideration any future consumer price index adjustments for these agreements.

	Operating	Financing
	(in thousands)
April 2023 through March 2024	$169,352	$21,661
April 2024 through March 2025	170,968	21,002
April 2025 through March 2026	171,661	20,997
April 2026 through March 2027	170,326	20,739
April 2027 through March 2028	168,148	20,762
Thereafter	1,639,282	419,655
Gross lease payments	$2,489,737	$524,816
Less: imputed interest	(1,041,336)	(294,600)
Total lease liabilities	$1,448,401	$230,216

6. Financial Derivative Instruments

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

As of March 31, 2023, the Company had fuel futures contracts in place to hedge approximately 2.2 million gallons of diesel fuel for which the Company had a firm commitment to purchase. As of March 31, 2023 and December 31, 2022, the Company had asset derivatives with fair values of approximately $0.03 million and $0.5 million, respectively, recorded in other current assets and firm commitments with fair values of approximately $0.03 million and $0.5 million, respectively, recorded in other current liabilities on the condensed consolidated balance sheets.

As of December 31, 2022, there was $0.5 million of cash collateral provided to counterparties that was classified as restricted cash on the condensed consolidated balance sheet. There was no cash collateral provided to counterparties as of March 31, 2023. All cash flows associated with purchasing and selling fuel derivative instruments are classified as other operating activities, net cash flows in the condensed consolidated statements of cash flows.

7. Equity

The Company’s board of directors (the “Board”) declared and the Company paid a quarterly dividend of $0.03 per share of common stock on March 21, 2023 totaling $3.6 million. The amount and timing of dividends payable on the common stock are within the sole discretion of the Board, which will evaluate dividend payments within the context of the Company’s overall capital allocation strategy on an ongoing basis, giving consideration to its current and forecast earnings, financial condition, cash requirements and other factors. As a result of the aggregate amount of dividends paid on the common stock through March 31, 2023, the conversion price of the Company’s Series A convertible preferred stock has been adjusted from $12.00 to $11.88 per share, as were the threshold share prices in the Deferred Shares agreement (as defined in Note 10). The Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on June 1, 2023 to stockholders of record as of May 19, 2023.

In February 2022, the Board authorized a share repurchase program for up to an aggregate of $50 million of outstanding shares of common stock. The share repurchase program does not have a stated expiration date. In the three months ended March 31, 2023, the Company repurchased approximately 89 thousand shares of common stock under the repurchase program for approximately $0.7 million, or an average share price of $7.97.

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

Stock Options

The following table summarizes share activity related to stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands)				(in thousands)
Options Outstanding, December 31, 2022	897	$9.24		9.0	$77
Granted	409	8.58	3.27
Options Outstanding, March 31, 2023	1,306	$9.03		9.1	$—

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s common stock on March 31, 2023 and December 31, 2022.

In the three months ended March 31, 2023, 352 thousand stock options vested.

As of March 31, 2023, total unrecognized compensation cost related to unvested stock options was approximately $2.6 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes option pricing model. The following table summarizes the assumptions utilized in the valuation of the stock option awards granted in the three months ended March 31, 2023:

Expected dividend rate	1.4%
Expected stock price volatility	28.8%
Risk-free interest rate	4.0%
Expected term of options (years)	10.0

The expected stock price volatility is based on the historical volatility of the Company’s stock price plus the Company’s peer group’s stock price for the period prior to the Company’s listing on Nasdaq. The volatilities are estimated for a period of time equal to the expected term of the related option. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is determined by considering the contractual terms, vesting schedule and expectations of future employee behavior.

Restricted Stock Units

The following table summarizes share activity related to RSUs:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested RSUs, December 31, 2022	3,115	$8.90
Granted	1,643	8.49
Released	(582)	9.05
Forfeited	(13)	8.49
Performance-based share adjustment	144	8.13
Nonvested RSUs, March 31, 2023	4,307	$8.70

In the three months ended March 31, 2023, 77,147 RSUs were issued to non-employee directors. These awards are included in the table above under restricted stock units. There were 275,317 and 198,170 RSUs issued to non-employee directors outstanding as of March 31, 2023 and December 31, 2022, respectively.

The fair value of RSUs released during the three months ended March 31, 2023 was $5.0 million.

In the three months ended March 31, 2023, the Company granted a target of 1,097,740 performance-based RSUs (“PSUs”). The PSUs were awarded to certain members of senior management and provide for cliff vesting, generally at the end of a three-year period, subject to the achievement of specific key financial metrics measured over such period. The number of PSUs that will ultimately vest is contingent upon the achievement of these key financial metrics at the end of the relevant performance period. The Company assesses the probability of achieving these metrics on a quarterly basis.

Given the Company’s strong performance in 2022, in the first quarter of 2023, the Compensation Committee of the Board approved the adjustment of the performance criteria for 2022 such that the percentage of PSUs that vest with respect to the target amount for 2022 would be 125% instead of 100% and would be applied to all PSUs granted as part of the 2021 and 2022 long-term incentives. As a result, the number of PSUs was adjusted for the probability of achieving these metrics, resulting in additional expense of $0.1 million being recorded in three months ended March 31, 2023, based on the fair value at the adjustment approval date. For PSUs with market conditions, the Company recognizes the fair value expense ratably over the performance and vesting period.

As of March 31, 2023, total unrecognized compensation cost related to RSUs and PSUs was approximately $27.2 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.

Compensation Cost

Total compensation cost recorded for employees, non-employees and members of the Board for the three months ended March 31, 2023 and 2022 was $4.1 million and $2.8 million, respectively, and included in general and administrative expenses on the condensed consolidated statements of operations.

9. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Three Months Ended March 31,
	2023	2022
	(in thousands)
Net (loss) income available to common stockholders	$(3,998)	$821
Change in fair value of Ares Put Option (see Note 10)	—	(1,062)
Net loss available to common stockholders after assumed conversions	$(3,998)	$(241)

Weighted average common shares outstanding — Basic	120,253	124,301
Effect of dilutive securities:
Restricted share units	—	4
Ares Put Option	—	1,128
Weighted average common shares outstanding — Diluted	120,253	125,433
Net (loss) income per share available to common stockholders — Basic	$(0.03)	$0.01
Net loss per share available to common stockholders — Diluted	$(0.03)	$(0.00)

The following potential shares of common stock have been excluded from the computation of diluted net income per share because their effect would have been antidilutive:

	As of March 31,
	2023	2022
	(in thousands)
Stock options	1,306	897
Ares warrants	1,100	1,100
Public and Private warrants	17,333	17,333
Series A redeemable preferred stock	8,418	8,347
RSUs and PSUs	4,582	—
Ares Put Option	*	—

* Refer to the description of this instrument in Note 10.

10. Fair Value Measurements and Financial Instruments

The fair value of cash and cash equivalents, restricted cash, short-term investments, trade receivables, accounts payable and other current liabilities approximated their carrying values as of March 31, 2023 and December 31, 2022 primarily due to the short-term maturity of these instruments. On October 21, 2021, the Company completed a private offering of $450 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”). Based on market trades of the Senior Notes close to March 31, 2023 and December 31, 2022 (Level 1 fair value measurement), the fair value of the Senior Notes was estimated at approximately $378.0 million and $354.7 million, respectively, compared to a gross carrying value of $450 million at March 31, 2023 and December 31, 2022. The fair value of the other long-term debt approximated their carrying values as of March 31, 2023 and December 31, 2022 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of fuel futures contracts was determined using NYMEX quoted values.

The contingent consideration from the acquisition of the business of Empire Petroleum Partners, LLC is measured at fair value at the end of each reporting period and amounted to $3.1 million and $3.7 million as of March 31, 2023 and December 31, 2022, respectively. The fair value methodology for the contingent consideration liability is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. Approximately $0.1 million was recorded as a component of interest and other financial expenses in the condensed consolidated statements of operations for the change in the fair value of the contingent consideration for both the three months ended March 31, 2023 and 2022, and approximately $(0.7) million was recorded as a component of other (income) expenses, net in the condensed consolidated statements of operations for the three months ended March 31, 2023.

The public warrants to purchase the Company’s common stock (the “Public Warrants”), of which approximately 14.8 million were outstanding as of March 31, 2023, are measured at fair value at the end of each reporting period and amounted to $22.1 million and $25.9 million as of March 31, 2023 and December 31, 2022, respectively. The fair value methodology for the Public Warrants is categorized as Level 1. Approximately $(3.8) million and $1.9 million were recorded as a component of interest and other financial (income) expenses in the condensed consolidated statements of operations for the change in the fair value of the Public Warrants for the three months ended March 31, 2023 and 2022, respectively.

The private warrants to purchase the Company’s common stock (the “Private Warrants”), of which approximately 2.5 million were outstanding as of March 31, 2023, are measured at fair value at the end of each reporting period and amounted to $3.5 million and $4.5 million as of March 31, 2023 and December 31, 2022, respectively. The fair value methodology for the Private Warrants is categorized as Level 2 because certain inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Private Warrants have been recorded at fair value based on a Black-Scholes option pricing model with the following material assumptions based on observable and unobservable inputs:

March 31, 2023
Expected term (in years)	2.7
Expected dividend rate	1.4%
Volatility	38.9%
Risk-free interest rate	3.9%
Strike price	$11.50

For the change in the fair value of the Private Warrants, approximately $(1.0) million and $0.3 million were recorded as a component of interest and other financial (income) expenses in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively.

The Haymaker Founders (as defined in Note 17 to the annual financial statements) will be entitled to up to 200 thousand shares of common stock to be issued subject to the number of incremental shares of common stock issued to the holders of the Series A redeemable preferred stock not being higher than certain thresholds (the “Deferred Shares”). The Deferred Shares are measured at fair value at the end of each reporting period and amounted to $1.4 million as of both March 31, 2023 and December 31, 2022. The fair value methodology for the Deferred Shares is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

March 31, 2023
Expected term (in years)	4.2
Volatility	34.2%
Risk-free interest rate	3.7%
Stock price	$8.49

Approximately $(0.1) million and $0.03 million were recorded as a component of interest and other financial (income) expenses in the condensed consolidated statements of operations for the change in the fair value of the Deferred Shares for the three months ended March 31, 2023 and 2022, respectively.

The Company entered into an agreement with Ares Capital Corporation (“Ares”) and certain of its affiliates (the “Ares Put Option”), which guaranteed Ares a value of approximately $27.3 million (including all dividend payments received by Ares) at the end of February 2023 for the shares of common stock that the Company issued in consideration for its acquisition in December 2020 of equity in GPM (the “Ares Shares”). The Company and Ares agreed that in lieu of the Company issuing to Ares additional shares of common stock in accordance with the Ares Put Option or purchasing the Ares Shares, Ares would retain the Ares Shares, and the Company would pay approximately $9.8 million in cash to Ares in full satisfaction of the Company’s obligations related to the Ares Put Option. This payment was made on April 14, 2023 and the Ares Put Option agreement was terminated. The Ares Put Option was measured at fair value at the end of each reporting period and amounted to $9.8 million and $8.6 million as of March 31, 2023 and December 31, 2022, respectively.

Approximately $1.2 million and $(1.1) million were recorded as a component of interest and other financial expenses (income) in the condensed consolidated statements of operations for the change in the fair value of the Ares Put Option for the three months ended March 31, 2023 and 2022, respectively.

11. Segment Reporting

The reportable segments were determined based on information reviewed by the chief operating decision maker for operational decision-making purposes and the segment information is prepared on the same basis that the Company’s chief operating decision maker reviews such financial information. The Company’s reportable segments are retail, wholesale, fleet fueling and GPMP. The Company defines segment earnings as operating income.

The retail segment includes the operation of a chain of retail stores, which includes convenience stores selling fuel products and other merchandise to retail customers. At its Company operated convenience stores, the Company owns the merchandise and fuel inventory and employs personnel to manage the store.

The wholesale segment supplies fuel to dealers, sub-wholesalers and bulk and spot purchasers, on either a cost plus or consignment basis. For consignment arrangements, the Company retains ownership of the fuel inventory at the site, is responsible for the pricing of the fuel to the end consumer, and shares the gross profit with the dealers.

The fleet fueling segment includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations), and commissions from the sales of fuel using proprietary fuel cards that provide customers access to a nationwide network of fueling sites.

The GPMP segment includes GPMP and primarily includes its sale and supply of fuel to GPM and its subsidiaries related to substantially all of its sites that sell fuel in the retail and wholesale segments, at GPMP’s cost of fuel (including taxes and transportation) plus a fixed margin (currently 5.0 cents per gallon), and charges a fixed fee to sites in the fleet fueling segment and certain Company sites which are not supplied by GPMP (currently 5.0 cents per gallon sold). GPMP also supplies fuel to a small number of dealers and bulk and spot purchasers.

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

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended March 31, 2023	(in thousands)
Revenues
Fuel revenue	$843,473	$684,848	$127,494	$741	$5,108	$1,661,664
Merchandise revenue	400,408	—	—	—	—	400,408
Other revenues, net	18,555	6,491	951	170	257	26,424
Total revenues from external customers	1,262,436	691,339	128,445	911	5,365	2,088,496
Inter-segment	—	—	—	1,142,622	3,058	1,145,680
Total revenues from reportable segments	1,262,436	691,339	128,445	1,143,533	8,423	3,234,176
Operating income	41,631	7,550	8,424	22,622	324	80,551
Interest and financial expenses, net				(5,250)	—	(5,250)
Loss from equity investment					(36)	(36)
Net income from reportable segments						$75,265

	Retail	Wholesale	GPMP	All Other	Total
For the Three Months Ended March 31, 2022	(in thousands)
Revenues
Fuel revenue	$854,667	$727,697	$1,162	$—	$1,583,526
Merchandise revenue	366,985	—	—	—	366,985
Other revenues, net	16,324	5,722	254	—	22,300
Total revenues from external customers	1,237,976	733,419	1,416	—	1,972,811
Inter-segment	—	—	1,275,721	302	1,276,023
Total revenues from reportable segments	1,237,976	733,419	1,277,137	302	3,248,834
Operating income	45,679	7,413	20,607	302	74,001
Interest and financial expenses, net			(2,445)	—	(2,445)
Income tax expense				177	177
Income from equity investment				9	9
Net income from reportable segments					$71,742

A reconciliation of total revenues from reportable segments to total revenues on the condensed consolidated statements of operations was as follows:

	For the Three Months Ended March 31,
	2023	2022
	(in thousands)
Total revenues from reportable segments	$3,234,176	$3,248,834
Elimination of inter-segment revenues	(1,145,680)	(1,276,023)
Total revenues	$2,088,496	$1,972,811

A reconciliation of net income from reportable segments to net income on the condensed consolidated statements of operations was as follows:

	For the Three Months Ended March 31,
	2023	2022
	(in thousands)
Net income from reportable segments	$75,265	$71,742
Amounts not allocated to segments:
Store operating expenses	(2,677)	584
General and administrative expenses	(39,644)	(31,079)
Depreciation and amortization	(26,557)	(22,794)
Other expenses, net	(2,720)	(1,121)
Interest and other financial expenses, net	(8,352)	(13,832)
Income tax benefit (expense)	2,158	(1,182)
Net (loss) income	$(2,527)	$2,318

12. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is subject to certain federal and state environmental laws and regulations associated with sites at which it stores and sells fuel and other fuel products, as well as at owned and leased locations leased or subleased to dealers. As of March 31, 2023 and December 31, 2022, environmental obligations totaled $11.8 million and $12.1 million, respectively. These amounts were recorded as other current and non-current liabilities in the condensed consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or changes in federal and/or state environmental regulations.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle it to be reimbursed for environmental loss mitigation. Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $5.0 million and $4.9 million as of March 31, 2023 and December 31, 2022, respectively, and were recorded as other current and non-current assets in the condensed consolidated balance sheets.

Asset Retirement Obligation

As part of the fuel operations at its operated convenience stores, at most of the other owned and leased locations leased to dealers, certain other dealer locations and proprietary cardlock locations, there are aboveground and underground storage tanks for which the Company is responsible. The future cost to remove a storage tank is recognized over the estimated remaining useful life of the storage tank or the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a storage tank is installed. The estimated liability is based upon historical experience in removing storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The Company has recorded an asset retirement obligation of $73.0 million and $65.3 million at March 31, 2023 and December 31, 2022, respectively. The current portion of the asset retirement obligation is included in other current liabilities in the condensed consolidated balance sheets.

Program Agreement

In March 2023, GPM, together with an affiliate of Oak Street, entered into a second amendment to the Program Agreement, which, among other things, (i) extended the term of the Program Agreement and the exclusivity period thereunder through September 30, 2023, solely with respect to property that may be acquired from Travel Centers of Americas Inc. (“TA”) pursuant to the Company’s non-binding proposal to acquire TA, and (ii) provides for up to $1.25 billion of additional capacity under the Program Agreement to be used solely to acquire property from TA by Oak Street, at a value to be determined based on receiving diligence information from TA (the “TA Amount”). Currently, there are no negotiations between the Company and TA with respect to such proposed acquisition, as TA has rejected the Company’s proposal, and the Company has not entered into a transaction to acquire property from TA.

On May 2, 2023, GPM, together with affiliates of Oak Street, entered into a third amendment to the Program Agreement, which, among other things, (i) extended the term of the Program Agreement and the exclusivity period thereunder through September 30,

2024 and (ii) provides for up to $1.5 billion of capacity under the Program Agreement from the date of the third amendment through September 30, 2024, not including the TA Amount and the funding for the WTG Acquisition.

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

13. Related Party Transactions

There have been no material changes to the description of related party transactions as set forth in the annual financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read this discussion together with the unaudited Condensed Consolidated Financial Statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q together with our audited consolidated financial statements, related notes, and other information contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part I, Item 1A of the Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q and as described from time to time in our other filings with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Based in Richmond, VA, we are a leading independent convenience store operator and, as of March 31, 2023, we were the sixth largest convenience store chain in the United States (“U.S.”) ranked by store count, operating 1,531 retail convenience stores. As of March 31, 2023, we operated the stores under more than 25 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, Corner Mart, Dixie Mart, ExpressStop, E-Z Mart®, fas mart®, fastmarket®, Flash Market, Handy Mart, Jetz, Jiffi Stop®, Jiffy Stop, Li’l Cricket, Market Express, Next Door Store®, Pride, Roadrunner Markets, Rose Mart, Rstore, Scotchman®, shore stop®, Town Star, Village Pantry® and Young’s. As of March 31, 2023, we also supplied fuel to 1,852 dealers and operated 183 cardlock locations (unstaffed fueling locations). We are well diversified geographically and as of March 31, 2023, operated in over 30 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern U.S.

Our primary business is the operation of convenience stores. As such, we derive a significant portion of our revenue from the retail sale of fuel and the products offered in our stores, resulting in our retail stores generating a large proportion of our profitability. Our retail stores offer a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. We have foodservice offerings at approximately 1,250 company-operated stores. The foodservice category includes hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. In addition, at our stores, we operate approximately 150 branded quick service restaurants consisting of major national brands. We have 18 new Sbarro, the Original New York Pizza, locations and are currently working on additional new food offerings of this kind. Additionally, we provide a number of traditional convenience store services that generate additional income, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate revenues from car washes at approximately 90 of our locations. Our high value fas REWARDS® loyalty program with approximately 1.38 million currently enrolled members is available in the majority of our stores and offers exclusive savings on merchandise and gas to our customers. In the first quarter of 2023, we launched our new fas REWARDS app, which offers enrolled loyalty members a variety of new features, including exclusive in-app member only HOT deals not available in stores, order and delivery, age verified offers on tobacco and alcohol, and a store locator with current gas prices at GPM stores close to members.

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

Wholesale Segment

The wholesale segment supplies fuel to dealers, on either a cost plus or consignment basis. For consignment arrangements, we retain ownership of the fuel inventory at the site, are responsible for the pricing of the fuel to the end consumer and share a portion of the gross profit earned from the sale of fuel by the consignment dealers. For cost plus arrangements, we sell fuel to dealers and bulk and spot purchasers on a fixed-fee basis. The sales price to the dealer is determined according to the terms of the relevant agreement with the dealer, which typically reflects our total fuel costs plus the cost of transportation and a margin, with us generally retaining the prompt pay discounts and rebates.

Fleet Fueling Segment

The fleet fueling segment includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations), and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites.

GPMP Segment

The GPMP segment includes the operations of GPM Petroleum LP, referred to as GPMP, which primarily sells and supplies fuel to GPM and substantially all of its subsidiaries that sell fuel in the retail and wholesale segments at GPMP’s cost of fuel (including taxes and transportation) plus a fixed margin and a fixed fee charged to sites in the fleet fueling segment and certain Company sites which are not supplied by GPMP.

Trends Impacting Our Business

We have achieved strong store growth over the last decade, primarily by implementing a highly successful acquisition strategy. From 2013 through March 31, 2023, we completed 23 acquisitions. On March 1, 2023, we completed our acquisition from Transit Energy Group, LLC (the “TEG Acquisition”), which included 135 Company-operated convenience stores and gas stations, 192 dealer locations, a commercial, government, and industrial business, and certain distribution and transportation assets (see Note 3 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q). In December 2022, we completed our acquisition of 31 Pride retail convenience stores (the “Pride Acquisition”), and in July 2022, we completed our acquisition of certain assets from Quarles (the “Quarles Acquisition”), which included 121 proprietary Quarles-branded cardlock sites and 63 third-party cardlock sites for fleet fueling operations, and 46 dealer locations, including certain lessee-dealer sites (collectively, the “2022 Acquisitions”). Our store count has grown from 320 sites in 2011 to 3,566 sites as of March 31, 2023, of which 1,531 were operated as retail convenience stores, 1,852 were locations at which we supplied fuel to dealers and 183 were cardlock locations. These strategic acquisitions have had, and we expect will continue to have, a significant impact on our reported results and can make period to period comparisons of results difficult. With our achievement of significant size and scale, we have enhanced our focus on organic growth, including implementing company-wide marketing and merchandising initiatives, which we believe will result in significant value accretion to our acquired assets.

The following table provides a history of our acquisitions, site conversions and site closings for the periods noted, for the retail, wholesale and fleet fueling segments:

	For the Three Months Ended March 31,
Retail Segment	2023	2022
Number of sites at beginning of period	1,404	1,406
Acquired sites	135	—
Newly opened or reopened sites	1	—
Company-controlled sites converted to consignment or fuel supply locations, net	(5)	(6)
Closed, relocated or divested sites	(4)	(4)
Number of sites at end of period	1,531	1,396

	For the Three Months Ended March 31,
Wholesale Segment [1]	2023	2022
Number of sites at beginning of period	1,674	1,628
Acquired sites	192	—
Newly opened or reopened sites [2]	7	19
Consignment or fuel supply locations converted from Company-controlled sites, net	5	6
Closed, relocated or divested sites	(26)	(28)
Number of sites at end of period	1,852	1,625

1 Excludes bulk and spot purchasers.

2 Includes all signed fuel supply agreements irrespective of fuel distribution commencement date.

For the Three Months Ended
Fleet Fueling Segment	March 31, 2023
Number of sites at beginning of period	183
Acquired sites	—
Number of sites at end of period	183

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

The cost of our main products, gasoline and diesel fuel, is greatly impacted by the wholesale cost of fuel in the United States. We attempt to pass wholesale fuel cost changes through to our customers through retail price changes; however, we are not always able to do so. Competitive conditions primarily affect the timing of any related increase or decrease in retail prices. As a result, we tend to experience lower fuel margins when the cost of fuel is increasing gradually over a longer period and higher fuel margins when the cost of fuel is declining or more volatile over a shorter period of time. For the year ended December 31, 2022, we experienced historically high fuel margins as a result of the volatile market for gasoline and diesel fuel. In particular, in the first quarter of 2022, the war in Ukraine significantly affected market conditions and resulted in substantially higher fuel margins. Depending on future market and geopolitical conditions, the supply of fuel, including diesel fuel in particular, may become constrained. We maintain terminal storage of diesel fuel for short-term supply needs for our fleet fueling sites.

Additionally, throughout 2022 and continuing in the first quarter of 2023, the U.S. economy continued to experience inflationary pressures, which increase the cost of the merchandise we purchase and reduces consumer purchasing power. We have mitigated a portion of these higher costs with retail price increases. If this trend continues or increases, it could impact demand for our products and services, as well as seasonal travel patterns, which could reduce future sales volumes. Additionally, because of current labor market conditions and the prevailing wage rates in the markets in which we operate, we have voluntarily increased wages, which has increased our costs associated with recruiting and retaining qualified personnel, and may continue to do so in the future.

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

Business Highlights

Our focus on our retail organic store growth strategy and the continuation of our accretive acquisition strategy positively impacted our results of operations for the first quarter of 2023. Merchandise contribution at same stores, the TEG Acquisition and the 2022 Acquisitions all contributed to the improvement in our results of operations for the first quarter of 2023, as compared to the first quarter of 2022. We realized less fuel contribution in both our retail and wholesale segments compared to the first quarter of 2022, primarily due to market factors, including increases in fuel prices due in part to the war in Ukraine in the prior year. Store operating expenses increased in the first quarter of 2023 as compared to the first quarter of 2022, primarily due to higher personnel costs. General and administrative expenses also increased in the first quarter of 2023 as compared to the first quarter of 2022, primarily as a result of expenses associated with the TEG Acquisition and the 2022 Acquisitions, wage increases and an increase in share-based compensation expense.

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

Results of Operations for the three months ended March 31, 2023 and 2022

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

Consolidated Results

The table below shows our consolidated results for the three months ended March 31, 2023 and 2022, together with certain key metrics.

	For the Three Months Ended March 31,
	2023	2022
Revenues:	(in thousands)
Fuel revenue	$1,661,664	$1,583,526
Merchandise revenue	400,408	366,985
Other revenues, net	26,424	22,300
Total revenues	2,088,496	1,972,811
Operating expenses:
Fuel costs	1,537,882	1,470,649
Merchandise costs	277,443	258,793
Store operating expenses	192,683	166,538
General and administrative expenses	40,416	31,785
Depreciation and amortization	28,399	24,636
Total operating expenses	2,076,823	1,952,401
Other expenses, net	2,720	1,121
Operating income	8,953	19,289
Interest and other financial expenses, net	(13,602)	(15,975)
(Loss) income before income taxes	(4,649)	3,314
Income tax benefit (expense)	2,158	(1,005)
(Loss) income from equity investment	(36)	9
Net (loss) income	$(2,527)	$2,318
Less: Net income attributable to non-controlling interests	53	79
Net (loss) income attributable to ARKO Corp.	$(2,580)	$2,239
Series A redeemable preferred stock dividends	(1,418)	(1,418)
Net (loss) income attributable to common shareholders	$(3,998)	$821
Fuel gallons sold	503,260	456,892
Fuel margin, cents per gallon[1]	24.6	24.7
Merchandise contribution[2]	122,965	108,192
Merchandise margin[3]	30.7%	29.5%
Adjusted EBITDA[4]	47,484	50,108

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

2 Calculated as merchandise revenue less merchandise costs.

3 Calculated as merchandise contribution divided by merchandise revenue.

4 Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net (loss) income.

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

For the three months ended March 31, 2023, fuel revenue increased by $78.1 million, or 4.9%, compared to the first quarter of 2022. The increase in fuel revenue was attributable primarily to incremental gallons sold related to the TEG Acquisition and the 2022 Acquisitions, which was partially offset by a decrease in the average price of fuel compared to the first quarter of 2022 and fewer gallons sold at same stores in the first quarter of 2023 compared to the first quarter of 2022.

For the three months ended March 31, 2023, merchandise revenue increased by $33.4 million, or 9.1%, compared to the first quarter of 2022, primarily due to the TEG Acquisition and the Pride Acquisition and an increase in same store merchandise revenues. Offsetting these increases was a decrease in merchandise revenue from underperforming retail stores that were closed or converted to dealers.

For the three months ended March 31, 2023, other revenue increased by $4.1 million, or 18.5%, compared to the first quarter of 2022, primarily due to additional revenue from the TEG Acquisition and the 2022 Acquisitions and greater lottery commissions.

For the three months ended March 31, 2023, total operating expenses increased by $124.4 million, or 6.4%, compared to the first quarter of 2022. Fuel costs increased $67.2 million, or 4.6%, compared to the first quarter of 2022 due to greater volumes related to the TEG Acquisition and the 2022 Acquisitions, which were partially offset by fewer gallons at a lower average cost of fuel on a same store basis. Merchandise costs increased $18.7 million, or 7.2%, compared to the first quarter of 2022, primarily due to increased costs related to the TEG Acquisition and the Pride Acquisition and a corresponding increase in same store merchandise sales. For the three months ended March 31, 2023, store operating expenses increased $26.1 million, or 15.7%, compared to the first quarter of 2022 due to incremental expenses as a result of the TEG Acquisition and the 2022 Acquisitions and an increase in expenses at same stores.

For the three months ended March 31, 2023, general and administrative expenses increased $8.6 million, or 27.2%, compared to the first quarter of 2022, primarily due to approximately $4.9 million in expenses associated with the TEG Acquisition and the 2022 Acquisitions, annual wage increases and an increase of $1.3 million in share-based compensation expense primarily related to equity grants in the first quarters of 2023 and 2022.

For the three months ended March 31, 2023, depreciation and amortization expenses increased $3.8 million, or 15.3%, compared to the first quarter of 2022 primarily due to assets acquired in the previous twelve month period, largely in connection with the TEG Acquisition and the 2022 Acquisitions.

For the three months ended March 31, 2023, other expenses, net increased by $1.6 million, compared to the first quarter of 2022 primarily due to an increase in acquisition costs which was partially offset by income recorded for the fair value adjustment of contingent consideration in the first quarter of 2023 and lower losses on disposal of assets and impairment charges in the first quarter of 2023.

Operating income was $9.0 million for the first quarter of 2023 compared to $19.3 million for the first quarter of 2022. The decrease was primarily due to reduced fuel contribution at same stores coupled with an increase in store operating expenses and general and administrative expenses, which was partially offset with increased merchandise contribution and incremental income from the TEG Acquisition and the 2022 Acquisitions.

For the three months ended March 31, 2023, interest and other financial expenses, net decreased by $2.4 million compared to the first quarter of 2022, primarily related to a decrease of $4.8 million in expenses, net recorded for fair value adjustments for the Ares Put Option, Public Warrants, Private Warrants and Deferred Shares (each as defined in Note 10 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q) and additional interest income generated in the first quarter of 2023, which was partially offset by greater debt at higher rates outstanding in 2023.

For the three months ended March 31, 2023, income tax benefit was $2.2 million compared to income tax expense of $1.0 million for the three months ended March 31, 2022.

For the three months ended March 31, 2023 and 2022, net (loss) income attributable to the Company was $(2.6) million and $2.2 million, respectively.

For the three months ended March 31, 2023, Adjusted EBITDA was $47.5 million compared to $50.1 million for the three months ended March 31, 2022. Approximately $15.4 million of lower fuel contribution from retail same stores and legacy wholesale sites, of which approximately $12.8 million was incurred in March 2023, was partially offset by incremental Adjusted EBITDA from the TEG Acquisition and the 2022 Acquisitions. Increased merchandise contribution positively impacted Adjusted EBITDA for the first quarter of 2023, as compared to the first quarter of 2022. Higher personnel costs at same stores and an increase in general and administrative expenses reduced Adjusted EBITDA for the first quarter of 2023. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net (loss) income.

Segment Results

Retail Segment

The table below shows the results of the retail segment for the three months ended March 31, 2023 and 2022, together with certain key metrics for the segment.

	For the Three Months Ended March 31,
	2023	2022
Revenues:	(in thousands)
Fuel revenue	$843,473	$854,667
Merchandise revenue	400,408	366,985
Other revenues, net	18,555	16,324
Total revenues	1,262,436	1,237,976
Operating expenses:
Fuel costs	767,808	776,885
Merchandise costs	277,443	258,793
Store operating expenses	175,554	156,619
Total operating expenses	1,220,805	1,192,297
Operating income	$41,631	$45,679
Fuel gallons sold	248,906	239,558
Same store fuel gallons sold decrease (%)[1]	(5.8%)	(3.1%)
Fuel margin, cents per gallon[2]	35.4	37.5
Same store merchandise sales increase (decrease) (%)[1]	3.8%	(3.5%)
Same store merchandise sales excluding cigarettes increase (%)[1]	7.6%	0.1%
Merchandise contribution[3]	$122,965	$108,192
Merchandise margin[4]	30.7%	29.5%

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

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

Retail Revenues

For the three months ended March 31, 2023, fuel revenue decreased by $11.2 million, or 1.3%, compared to the first quarter of 2022. The decrease in fuel revenue was attributable to a $0.18 per gallon decrease in the average retail price of fuel in the first quarter of 2023 as compared to the first quarter of 2022, primarily due to market factors and a decrease in gallons sold at same stores. For the first quarter of 2023, gallons at same stores decreased approximately 5.8%, or 13.6 million gallons; however, the downward trend in same store gallons sold improved throughout the quarter from (8.3%) in January to (4.7%) in February to (4.5%) in March. Offsetting these decreases, the TEG Acquisition and the Pride Acquisition contributed 27.8 million gallons sold, or $100.1 million in fuel revenue. Underperforming retail stores, which were closed or converted to dealers over the last 12 months in order to optimize profitability, also negatively impacted gallons sold during the first quarter of 2023.

For the three months ended March 31, 2023, merchandise revenue increased by $33.4 million, or 9.1%, compared to the first quarter of 2022. The TEG Acquisition and the Pride Acquisition contributed approximately $26.5 million of merchandise revenue. Same store merchandise sales increased $13.7 million, or 3.8%, for the first quarter of 2023 compared to the first quarter of 2022. Same store merchandise sales increased primarily due to higher packaged beverages, center-store items, beer and wine, other tobacco products and franchise revenue as a result of marketing initiatives, including expanded category assortments, new franchise food offerings and investments in coolers and freezers, which was partially offset by lower revenue from cigarettes. In addition, there was a decrease in merchandise revenue from underperforming retail stores that were closed or converted to dealers.

For the three months ended March 31, 2023, other revenues, net increased by $2.2 million, or 13.7%, compared to the first quarter of 2022, primarily related to additional income from the TEG Acquisition and the Pride Acquisition and greater lottery commissions.

Retail Operating Income

For the three months ended March 31, 2023, fuel margin decreased compared to the same period in 2022, primarily related to a decrease in same store fuel profit of $11.4 million (excluding intercompany charges by GPMP). Fuel margin per gallon at same stores for the first quarter of 2023 decreased to 34.7 cents per gallon from 37.5 cents per gallon for the first quarter of 2022 primarily due to historically high fuel margins in March of 2022 principally as a result of the war in Ukraine. A decrease in fuel profit related to underperforming retail stores that were closed or converted to dealers also contributed to the decrease in fuel profit compared to the first quarter of 2022. Incremental fuel profit from the TEG Acquisition and the Pride Acquisition of approximately $10.8 million partially offset this decrease.

For the three months ended March 31, 2023, merchandise contribution increased $14.8 million, or 13.7%, compared to the same period in 2022, and merchandise margin increased to 30.7% as compared to 29.5% in the prior period. The increase was due to $8.3 million in merchandise contribution from the TEG Acquisition and the Pride Acquisition and an increase in merchandise contribution at same stores of $8.1 million. Merchandise contribution at same stores increased in the first quarter of 2023 primarily due to higher contribution from packaged beverages, center-store items, beer and wine, and franchises. Merchandise margin at same stores was 30.5% in the first quarter of 2023 compared to 29.4% in the first quarter of 2022.

For the three months ended March 31, 2023, store operating expenses increased $18.9 million, or 12.1%, compared to the three months ended March 31, 2022 primarily due to $15.9 million of expenses related to the TEG Acquisition and the Pride Acquisition and an increase in expenses at same stores, including approximately $6.0 million, or 9.7%, of higher personnel costs. The increase in store operating expenses was partially offset by underperforming retail stores that we closed or converted to dealers.

Wholesale Segment

The table below shows the results of the wholesale segment for the three months ended March 31, 2023 and 2022, together with certain key metrics for the segment.

	For the Three Months Ended March 31,
	2023	2022
Revenues:	(in thousands)
Fuel revenue	$684,848	$727,697
Other revenues, net	6,491	5,722
Total revenues	691,339	733,419
Operating expenses:
Fuel costs	674,691	715,503
Store operating expenses	9,098	10,503
Total operating expenses	683,789	726,006
Operating income	$7,550	$7,413
Fuel gallons sold – fuel supply locations	182,427	180,941
Fuel gallons sold – consignment agent locations	37,962	35,997
Fuel margin, cents per gallon[1] – fuel supply locations	6.1	7.0
Fuel margin, cents per gallon[1] – consignment agent locations	26.4	29.0

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel.

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

Wholesale Revenues

For the three months ended March 31, 2023, fuel revenue decreased by $42.8 million, or 5.9%, compared to the first quarter of 2022, of which the majority was attributable to fuel supply locations. Wholesale revenues were negatively impacted by a decrease in the average price of fuel in the first quarter of 2023 as compared to the first quarter of 2022, which was partially offset by an 1.6% increase in gallons sold. Of total gallons sold, the TEG Acquisition and the Quarles Acquisition contributed 16.0 million.

Wholesale Operating Income

For the three months ended March 31, 2023, fuel contribution decreased approximately $1.8 million (excluding intercompany charges by GPMP). Approximately $2.3 million of total fuel contribution was attributable to the TEG Acquisition and the Quarles Acquisition. At fuel supply locations, fuel contribution decreased by $1.4 million (excluding intercompany charges by GPMP), and fuel margin decreased for the first quarter of 2023 as compared to the first quarter of 2022, primarily due to decreased prompt pay discounts related to lower fuel costs, which was partially offset by the contribution from the TEG Acquisition and the Quarles Acquisition. At consignment agent locations, fuel contribution decreased $0.4 million (excluding intercompany charges by GPMP) and fuel margin also decreased for the first quarter of 2023 as compared to the first quarter of 2022, primarily due to lower rack-to-retail margins and decreased prompt pay discounts related to lower fuel costs, which was partially offset by the contribution from the TEG Acquisition and the Quarles Acquisition.

For the three months ended March 31, 2023, store operating expenses decreased $1.4 million compared to the three months ended March 31, 2022.

Fleet Fueling Segment

The table below shows the results of the fleet fueling segment for the three months ended March 31, 2023, together with certain key metrics for the segment. Because we added the fleet fueling segment only upon consummation of the Quarles Acquisition in July 2022, there are no comparable period results for three months ended March 31, 2022.

For the Three Months Ended
March 31, 2023
Revenues:	(in thousands)
Fuel revenue	$127,494
Other revenues, net	951
Total revenues	128,445
Operating expenses:
Fuel costs	115,231
Store operating expenses	4,790
Total operating expenses	120,021
Operating income	$8,424
Fuel gallons sold – proprietary cardlock locations	31,016
Fuel gallons sold – third-party cardlock locations	1,610
Fuel margin, cents per gallon[1] – proprietary cardlock locations	44.5
Fuel margin, cents per gallon[1] – third-party cardlock locations	1.3

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed fee charged by GPMP to sites in the fleet fueling segment.

Three Months Ended March 31, 2023

Fleet Fueling Revenues

For the three months ended March 31, 2023, fuel revenue was primarily driven by the average price of diesel fuel in the first quarter of 2023.

Fleet Fueling Operating Income

For the three months ended March 31, 2023, fuel contribution was approximately $13.8 million (excluding intercompany charges by GPMP).

GPMP Segment

The table below shows the results of the GPMP segment for the three months ended March 31, 2023 and 2022, together with certain key metrics for the segment.

	For the Three Months Ended March 31,
	2023	2022
Revenues:	(in thousands)
Fuel revenue - inter-segment	$1,140,065	$1,275,721
Fuel revenue - external customers	741	1,162
Other revenues, net	170	254
Other revenues, net - inter-segment	2,557	—
Total revenues	1,143,533	1,277,137
Operating expenses:
Fuel costs	1,118,297	1,253,982
General and administrative expenses	772	706
Depreciation and amortization	1,842	1,842
Total operating expenses	1,120,911	1,256,530
Operating income	$22,622	$20,607
Fuel gallons sold - inter-segment	450,219	457,673
Fuel gallons sold - external customers	283	396
Fuel margin, cents per gallon[1]	5.0	5.0

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

GPMP Revenues

For the three months ended March 31, 2023, fuel revenue decreased by $136.1 million compared to the first quarter of 2022. The decrease in fuel revenue was attributable to a decrease in the average price of fuel and a decrease in gallons sold as compared to the first quarter of 2022.

For the three months ended March 31, 2023 and 2022, other revenues, net were $0.2 million and $0.3 million, respectively, and primarily related to rental income from certain sites leased to dealers. Inter-segment other revenues, net related to the fixed fee primarily charged to sites in the fleet fueling segment (currently 5.0 cents per gallon sold), which began in July 2022.

GPMP Operating Income

Fuel margin decreased by $0.4 million for the first quarter of 2023, as compared to the first quarter of 2022, primarily due to fewer gallons sold to the retail and wholesale segments at a fixed margin.

For the three months ended March 31, 2023, total general, administrative, depreciation and amortization expenses were similar with those in the comparable prior year period.

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

We define EBITDA as net (loss) income before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by excluding the gain or loss on disposal of assets, impairment charges, acquisition costs, other non-cash items, and other unusual or non-recurring charges. Each of EBITDA and Adjusted EBITDA is a non-GAAP financial measure.

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

The following table contains a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
	2023	2022
	(in thousands)
Net (loss) income	$(2,527)	$2,318
Interest and other financing expenses, net	13,602	15,975
Income tax (benefit) expense	(2,158)	1,005
Depreciation and amortization	28,399	24,636
EBITDA	37,316	43,934
Non-cash rent expense (a)	2,798	1,946
Acquisition costs (b)	3,576	681
Loss on disposal of assets and impairment charges (c)	287	764
Share-based compensation expense (d)	4,069	2,774
Loss (income) from equity investment (e)	36	(9)
Adjustment to contingent consideration (f)	(702)	—
Other (g)	104	18
Adjusted EBITDA	$47,484	$50,108

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

As of March 31, 2023, we were in a strong liquidity position of approximately $580 million, consisting of approximately $256 million of cash and cash equivalents and approximately $321 million of availability under our lines of credit. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations, from our existing cash balances. As of March 31, 2023, we had no outstanding borrowings under our $140.0 million PNC Line of Credit (as defined below), $0.9 million of unused availability under the M&T equipment line of credit, described below, and $186.0 million of unused availability under our $500.0 million Capital One Line of Credit (as defined below), which was increased to $800.0 million in May 2023, and which we can seek to be further increase to $1.0 billion, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms.

The Board declared, and the Company paid, dividends of $0.03 per share of common stock in the three months ended March 31, 2023, totaling approximately $3.6 million. The Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on June 1, 2023 to stockholders of record as of May 19, 2023. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will evaluate dividend payments within the context of our overall capital allocation strategy on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends.

In February 2022, we announced that our Board had authorized a share repurchase program for up to an aggregate of $50 million of our outstanding shares of common stock. During the three months ended March 31, 2023, we repurchased approximately 89 thousand shares of common stock under the repurchase program for approximately $0.7 million, or an average share price of $7.97. The share repurchase program does not have a stated expiration date. Whether and the extent to which we repurchase shares depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c)of the Exchange Act, privately negotiated transactions, pursuant to accelerated share repurchase agreements entered into with one or more counterparties, or otherwise.

To date, we have funded capital expenditures primarily through funds generated from operations, funds received from vendors, sale-leaseback transactions, the issuance of debt, and existing cash. Future capital required to finance operations, acquisitions, and raze-and-rebuild, functionally and fully remodel and update stores is expected to come from cash on hand, cash generated by operations, availability under lines of credit, and additional long-term debt and equipment leases, as circumstances may dictate. In both the short-term and long-term, we currently expect that our capital spending program will be primarily focused on expanding our store base through acquisitions, razing-and-rebuilding, remodeling and updating stores, and maintaining our owned properties and equipment, including upgrading all fuel dispensers to be EMV-compliant. We expect to spend a total of approximately $14 million in the current year to upgrade substantially all our fuel dispensers to be EMV-compliant. We do not expect such capital needs to adversely affect liquidity.

Cash Flows for the Three Months Ended March 31, 2023 and 2022

Net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$15,883	$30,062
Investing activities	(153,286)	(23,862)
Financing activities	92,257	(21,845)
Effect of exchange rates	(21)	(16)
Total	$(45,167)	$(15,661)

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

For the three months ended March 31, 2023, cash flows provided by operating activities were $15.9 million compared to $30.1 million for the three months ended March 31, 2022. The decrease was primarily the result of approximately $2.3 million of higher net interest payments and a decrease in Adjusted EBITDA, which was partially offset by approximately $0.6 million of lower net tax payments and the investment in working capital associated with the TEG Acquisition.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the three months ended March 31, 2023, cash used in investing activities increased by $129.4 million compared to the three months ended March 31, 2022. For the three months ended March 31, 2023, we spent $23.4 million for capital expenditures, including the purchase of a fee property, upgrades to fuel dispensers and other investments in our stores. The net consideration paid for the TEG Acquisition was $338.3 million, which included $258.0 million paid by Oak Street, reflecting our net cash outflow of $80.3 million.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount of our lines of credit and debt, distributions to non-controlling interests and issuance of common and preferred stock, net of dividends paid and common stock repurchases.

For the three months ended March 31, 2023, financing activities consisted primarily of net receipts of $49.4 million for long-term debt, $51.6 million of consideration paid by Oak Street related to the TEG Acquisition, which transaction with Oak Street was accounted for as a sale-leaseback (see Note 3 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q), repayments of $1.4 million for financing leases, $3.6 million for dividend payments on common stock, $1.4 million for dividend payments on the Series A redeemable preferred stock and $2.3 million for common stock repurchases.

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

Financing Agreement with PNC

GPM and certain subsidiaries have a financing arrangement (as amended, the “PNC Credit Agreement”) with PNC Bank National Association (“PNC”) to provide a line of credit with an aggregate principal amount of up to $140 million for purposes of financing working capital (the “PNC Line of Credit”).

The PNC Line of Credit bears interest, as elected by GPM at: (a) SOFR Adjusted plus Term SOFR (as defined in the agreement) plus a margin of 1.25% to 1.75% or (b) a rate per annum equal to the alternate base rate (as defined in the agreement) plus a margin of 0% to 0.50%. Every quarter, the SOFR margin rate and the alternate base rate margin rate are updated based on the quarterly average undrawn availability of the line of credit. The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. As of March 31, 2023, $5.6 million of letters of credit were outstanding under the PNC Credit Agreement.

Financing Agreements with M&T Bank

GPM has a financing arrangement with M&T Bank to provide a three-year $20.0 million line of credit for purchases of equipment, which line may be borrowed in tranches, as described below, and an aggregate principal amount of $35.0 million of a real estate loan (the “M&T Term Loan”). As of March 31, 2023, approximately $0.9 million remained available under the line of credit.

Each additional equipment loan tranche will have a three-year term, payable in equal monthly payments of principal plus interest, and will accrue a fixed rate of interest equal to M&T Bank’s three-year cost of funds as of the applicable date of such tranche, plus 3.00%. The M&T Term Loan bears interest at LIBOR plus 3.00%, matures in June 2026 and is payable in monthly installments based on a fifteen-year amortization schedule, with the balance of the loan payable at maturity.

Financing agreement with a syndicate of banks led by Capital One, National Association (“Capital One”)

GPMP has a revolving credit facility with a syndicate of banks led by Capital One, National Association, in an aggregate principal amount of up to $500 million, which, pursuant to an amendment dated as of May 5, 2023 to the credit agreement governing the facility, was increased to permit borrowings of up to $800 million (as amended, the “Capital One Line of Credit”). At GPMP’s request, the Capital One Line of Credit can be increased up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or from other banks, and subject to certain terms as detailed in the Capital One Line of Credit. The revolving credit facility matures on May 5, 2028. As of March 31, 2023, approximately $313.3 million was drawn on the Capital One Line of Credit, and approximately $186.0 million was available thereunder.

The Capital One Line of Credit bears interest, as elected by GPMP at: (a) Adjusted Term SOFR (as defined in the agreement) plus a margin of 2.25% to 3.25% or (b) a rate per annum equal to the alternate base rate (as defined in the agreement) plus a margin of 1.25% to 2.25%. The margin is determined according to a formula in the Capital One Line of Credit that depends on GPMP’s leverage. As of March 31, 2023, $0.7 million of letters of credit were outstanding under the Capital One Line of Credit.

Critical Accounting Policies and Estimates

For the three months ended March 31, 2023, there were no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that have had a material impact on our condensed consolidated financial statements and related notes.

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

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The Senior Notes bear a fixed interest rate, therefore, an increase or decrease in prevailing interest rates has no impact on our debt service for the Senior Notes. As of March 31, 2023, the interest rate on our Capital One Line of Credit was 7.1% and the interest rate on our M&T Term Loan was 7.6%. As of March 31, 2022, the interest rate on our Capital One Line of Credit was 3.6% and the interest rate on our M&T Term Loan was 3.4%. As of March 31, 2023, approximately 42% of our debt bore interest at variable rates, therefore, our exposure was marginally low. If our applicable interest rates increase by 1%, then our debt service on an annual basis would increase by approximately $3.4 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes to the Company’s Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the calendar quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the description of legal proceedings as set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 1A. Risk Factors

During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our share repurchase activity for the quarter ended March 31, 2023 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (3)

January 1, 2023 to January 31, 2023 (1)	123,570	$8.65	2,320	$10,985
February 1, 2023 to February 28, 2023	83,977	7.97	83,977	10,316
March 1, 2023 to March 31, 2023 (2)	66,932	8.56	2,558	10,295
Total	274,479	$8.42	88,855	$10,295

(1)
In addition to the shares of common stock we purchased under our publicly announced $50 million stock repurchase program, we repurchased 121,250 shares of our common stock at an aggregate cost of $1.05 million, or an average purchase price of $8.66 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock units during the quarter ended March 31, 2023.
(2)
In addition to the shares of common stock we purchased under our publicly announced $50 million stock repurchase program, we repurchased 64,374 shares of our common stock at an aggregate cost of $0.6 million, or an average purchase price of $8.58 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock units during the quarter ended March 31, 2023.
(3)
Except as noted in footnotes 1 and 2 above with respect to shares repurchased in connection with the vesting of restricted stock units, all of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $50 million of our common stock. We publicly announced this program on February 23, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On May 4, 2023, Ms. Starlette Johnson resigned as a director of the Company, effective May 5, 2023. Ms. Johnson’s resignation from the Board is not the result of any disagreement with the Company.

Item 6. Exhibits

Exhibit 10.1	Third Amendment to the Second Amended and Restated Master Covenant Agreement, dated April 5, 2023, by and between GPM Investments, LLC and M&T Bank.

Exhibit 10.3

Registration Rights Agreement, dated March 1, 2023, by and between ARKO Corp. and Transit Energy Group, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 1, 2023)

Exhibit 10.4	Second Amendment to Standby Real Estate Purchase, Designation and Lease Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 29, 2023)

Exhibit 31.1

Certification by Arie Kotler, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2023.

Exhibit 31.2

Certification by Donald Bassell, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2023.

Exhibit 32.1

Certification by Arie Kotler, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2023.

Exhibit 32.2

Certification by Donald Bassell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2023.

101

The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2023		ARKO Corp.

	By:	/s/ Arie Kotler
	Name:	Arie Kotler
	Title:	President, Chief Executive Officer and Chairman of the Board
(on behalf of the Registrant and as Principal Executive Officer)