Form 10-Q
period 2023-06-30
ARKO Corp.
filed 2023-08-07
CIK 1823794

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023.

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

(804) 730-1568

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	ARKO	Nasdaq Capital Market
Warrants to purchase common stock	ARKOW	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES ☒ NO

As of August 4, 2023, the registrant had 118,656,855 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

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
•
labor, raw materials and building supply shortages and price fluctuations in the construction industry could delay or increase the costs of our store upgrade and remodel programs and our maintenance capital expenditures;
•
changes in the wholesale prices of motor fuel;
•
significant changes in the current consumption of, and related regulations and litigation related to, cigarettes and other tobacco products;
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
•
business disruption and related risks resulting from global pandemics;
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
•
if securities or industry analysts do not publish research, publish inaccurate or unfavorable research, or cease publishing research about us or the convenience store industry; and
•
sales of a substantial number of shares of our common stock in the public market could cause the prices of our common stock to decline.

PART I. FINANCIAL INFORMATION

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “ARKO,” “we,” “our,” “ours,” and “us” refer to ARKO Corp., a Delaware corporation, including our consolidated subsidiaries.

Item 1. Financial Statements

ARKO Corp.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$220,142	$298,529
Restricted cash	15,136	18,240
Short-term investments	3,319	2,400
Trade receivables, net	135,663	118,140
Inventory	256,116	221,951
Other current assets	101,435	87,873
Total current assets	731,811	747,133
Non-current assets:
Property and equipment, net	748,697	645,809
Right-of-use assets under operating leases	1,418,902	1,203,188
Right-of-use assets under financing leases, net	174,221	182,113
Goodwill	277,795	217,297
Intangible assets, net	219,598	197,123
Equity investment	2,861	2,924
Deferred tax asset	57,007	22,728
Other non-current assets	40,565	36,855
Total assets	$3,671,457	$3,255,170
Liabilities
Current liabilities:
Long-term debt, current portion	$13,369	$11,944
Accounts payable	233,459	217,370
Other current liabilities	166,056	154,097
Operating leases, current portion	63,811	57,563
Financing leases, current portion	4,916	5,457
Total current liabilities	481,611	446,431
Non-current liabilities:
Long-term debt, net	810,302	740,043
Asset retirement obligation	79,837	64,909
Operating leases	1,422,736	1,218,045
Financing leases	223,871	225,907
Other non-current liabilities	275,584	178,945
Total liabilities	3,293,941	2,874,280
Commitments and contingencies - see Note 12
Series A redeemable preferred stock (no par value) - authorized: 1,000 shares; issued and outstanding: 1,000 and 1,000 shares, respectively; redemption value: $100,000 and $100,000, in the aggregate respectively	100,000	100,000
Shareholders' equity:
Common stock (par value $0.0001) - authorized: 400,000 shares; issued: 125,269 and 124,727 shares, respectively; outstanding: 118,843 and 120,074 shares, respectively	12	12
Treasury stock, at cost - 6,426 and 4,653 shares, respectively	(53,804)	(40,042)
Additional paid-in capital	238,617	229,995
Accumulated other comprehensive income	9,119	9,119
Retained earnings	83,533	81,750
Total shareholders' equity	277,477	280,834
Non-controlling interest	39	56
Total equity	277,516	280,890
Total liabilities, redeemable preferred stock and equity	$3,671,457	$3,255,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Fuel revenue	$1,957,100	$2,085,854	$3,618,764	$3,669,380
Merchandise revenue	484,561	431,751	884,849	798,736
Other revenues, net	27,480	22,658	53,904	44,958
Total revenues	2,469,141	2,540,263	4,557,517	4,513,074
Operating expenses:
Fuel costs	1,801,103	1,955,019	3,338,985	3,425,668
Merchandise costs	329,903	300,387	607,226	559,180
Store operating expenses	218,002	178,077	410,685	344,615
General and administrative expenses	42,660	32,956	83,076	64,741
Depreciation and amortization	32,837	24,353	61,236	48,989
Total operating expenses	2,424,505	2,490,792	4,501,208	4,443,193
Other expenses, net	4,956	1,197	7,676	2,318
Operating income	39,680	48,274	48,633	67,563
Interest and other financial income	2,428	8,997	9,630	6,710
Interest and other financial expenses	(22,588)	(16,336)	(43,392)	(30,024)
Income before income taxes	19,520	40,935	14,871	44,249
Income tax expense	(5,014)	(9,157)	(2,856)	(10,162)
(Loss) income from equity investment	(27)	28	(63)	37
Net income	$14,479	$31,806	$11,952	$34,124
Less: Net income attributable to non-controlling interests	48	52	101	131
Net income attributable to ARKO Corp.	$14,431	$31,754	$11,851	$33,993
Series A redeemable preferred stock dividends	(1,434)	(1,434)	(2,852)	(2,852)
Net income attributable to common shareholders	$12,997	$30,320	$8,999	$31,141
Net income per share attributable to common shareholders - basic	$0.11	$0.25	$0.07	$0.25
Net income per share attributable to common shareholders - diluted	$0.11	$0.24	$0.07	$0.25
Weighted average shares outstanding:
Basic	119,893	121,529	120,073	122,909
Diluted	121,280	130,558	120,767	123,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Changes in Equity

(Unaudited, in thousands)

	Common Stock		Treasury	Additional	Accumulated Other	Retained	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	Earnings	Shareholders' Equity	Controlling Interests	Total Equity
Balance at April 1, 2022	123,190	$12	$(13,084)	$220,449	$9,119	$24,993	$241,489	$243	$241,732
Share-based compensation	—	—	—	3,108	—	—	3,108	—	3,108
Distributions to non-controlling interests	—	—	—	—	—	—	—	(60)	(60)
Dividends on redeemable preferred stock	—	—	—	—	—	(1,434)	(1,434)	—	(1,434)
Dividends declared (2 cents per share)	—	—	—	—	—	(2,415)	(2,415)	—	(2,415)
Common stock repurchased	(3,115)	—	(26,954)	—	—	—	(26,954)	—	(26,954)
Net income	—	—	—	—	—	31,754	31,754	52	31,806
Balance at June 30, 2022	120,075	$12	$(40,038)	$223,557	$9,119	$52,898	$245,548	$235	$245,783

Balance at April 1, 2023	120,305	$12	$(42,352)	$234,158	$9,119	$74,143	$275,080	$(45)	$275,035
Share-based compensation	—	—	—	4,555	—	—	4,555	—	4,555
Transactions with non-controlling interests	—	—	—	(96)	—	—	(96)	96	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(60)	(60)
Dividends on redeemable preferred stock	—	—	—	—	—	(1,434)	(1,434)	—	(1,434)
Dividends declared (3 cents per share)	—	—	—	—	—	(3,607)	(3,607)	—	(3,607)
Common stock repurchased	(1,499)	—	(11,452)	—	—	—	(11,452)	—	(11,452)
Vesting and settlement of restricted share units	37	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	14,431	14,431	48	14,479
Balance at June 30, 2023	118,843	$12	$(53,804)	$238,617	$9,119	$83,533	$277,477	$39	$277,516

	Common Stock		Treasury	Additional	Accumulated Other	Retained	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	Earnings	Shareholders' Equity	Controlling Interests	Total Equity
Balance at January 1, 2022	124,428	$12	$—	$217,675	$9,119	$26,646	$253,452	$224	$253,676
Share-based compensation	—	—	—	5,882	—	—	5,882	—	5,882
Distributions to non-controlling interests	—	—	—	—	—	—	—	(120)	(120)
Dividends on redeemable preferred stock	—	—	—	—	—	(2,852)	(2,852)	—	(2,852)
Dividends declared (4 cents per share)	—	—	—	—	—	(4,889)	(4,889)	—	(4,889)
Common stock repurchased	(4,652)	—	(40,038)	—	—	—	(40,038)	—	(40,038)
Vesting of restricted share units	286	—	—	—	—	—	—	—	—
Issuance of shares	13	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	33,993	33,993	131	34,124
Balance at June 30, 2022	120,075	$12	$(40,038)	$223,557	$9,119	$52,898	$245,548	$235	$245,783

Balance at January 1, 2023	120,074	$12	$(40,042)	$229,995	$9,119	$81,750	$280,834	$56	$280,890
Share-based compensation	—	—	—	8,624	—	—	8,624	—	8,624
Transactions with non-controlling interests	—	—	—	(2)	—	—	(2)	2	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(120)	(120)
Dividends on redeemable preferred stock	—	—	—	—	—	(2,852)	(2,852)	—	(2,852)
Dividends declared (6 cents per share)	—	—	—	—	—	(7,216)	(7,216)	—	(7,216)
Common stock repurchased	(1,773)	—	(13,762)	—	—	—	(13,762)	—	(13,762)
Vesting and settlement of restricted share units	542	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	11,851	11,851	101	11,952
Balance at June 30, 2023	118,843	$12	$(53,804)	$238,617	$9,119	$83,533	$277,477	$39	$277,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$11,952	$34,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,236	48,989
Deferred income taxes	(14,115)	2,671
Loss on disposal of assets and impairment charges	3,278	1,971
Foreign currency loss	58	228
Amortization of deferred financing costs and debt discount	1,213	1,262
Amortization of deferred income	(3,929)	(5,292)
Accretion of asset retirement obligation	1,118	829
Non-cash rent	6,558	3,737
Charges to allowance for credit losses	573	351
Loss (income) from equity investment	63	(37)
Share-based compensation	8,624	5,882
Fair value adjustment of financial assets and liabilities	(5,248)	(6,590)
Other operating activities, net	976	707
Changes in assets and liabilities:
Increase in trade receivables	(18,173)	(31,491)
Increase in inventory	(8,208)	(35,947)
(Increase) decrease in other assets	(10,965)	7,607
Increase in accounts payable	14,580	46,407
Decrease in other current liabilities	(7,651)	(11,324)
Increase (decrease) in asset retirement obligation	46	(34)
Increase in non-current liabilities	4,000	8,112
Net cash provided by operating activities	$45,986	$72,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from investing activities:
Purchase of property and equipment	$(50,038)	$(45,168)
Purchase of intangible assets	(35)	(125)
Proceeds from sale of property and equipment	296,485	7,261
Prepayment for business acquisition	—	(5,000)
Business acquisitions, net of cash	(481,636)	(6,853)
Decrease in investments, net	—	27,109
Repayment of loans to equity investment	—	174
Net cash used in investing activities	(235,224)	(22,602)
Cash flows from financing activities:
Receipt of long-term debt, net	74,233	—
Repayment of debt	(10,511)	(6,093)
Principal payments on financing leases	(2,912)	(3,304)
Proceeds from sale-leaseback	80,397	—
Payment of Additional Consideration	—	(2,085)
Payment of Ares Put Option	(9,808)	—
Common stock repurchased	(13,563)	(40,038)
Dividends paid on common stock	(7,216)	(4,889)
Dividends paid on redeemable preferred stock	(2,852)	(2,852)
Distributions to non-controlling interests	—	(120)
Net cash provided by (used in) financing activities	107,768	(59,381)
Net decrease in cash and cash equivalents and restricted cash	(81,470)	(9,821)
Effect of exchange rate on cash and cash equivalents and restricted cash	(21)	(121)
Cash and cash equivalents and restricted cash, beginning of period	316,769	272,543
Cash and cash equivalents and restricted cash, end of period	$235,278	$262,601
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of period	$298,529	252,141
Restricted cash, beginning of period	18,240	20,402
Cash and cash equivalents and restricted cash, beginning of period	$316,769	$272,543
Cash and cash equivalents, end of period	$220,142	$248,518
Restricted cash, end of period	15,136	14,083
Cash and cash equivalents and restricted cash, end of period	$235,278	$262,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2023	2022
Supplementary cash flow information:
Cash received for interest	$4,274	$107
Cash paid for interest	38,402	27,740
Cash received for taxes	512	78
Cash paid for taxes	20,845	4,797
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	$5,619	$2,279
Purchases of equipment in accounts payable and accrued expenses	9,367	10,857
Purchase of property and equipment under leases	3,034	10,363
Disposals of leases of property and equipment	2,669	404
Deferred consideration related to business acquisition	45,845	—

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

The Company’s operations are primarily performed by its subsidiary, GPM Investments, LLC (“GPM”), a Delaware limited liability company. GPM is primarily engaged directly and through fully owned and controlled subsidiaries (directly or indirectly) in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations. The Company is also engaged in wholesale activity, which includes the supply of fuel to gas stations operated by third parties, and in fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites. As of June 30, 2023, GPM’s activity included the operation of 1,547 retail convenience stores, the supply of fuel to 1,824 gas stations operated by dealers and the operation of 293 cardlock locations, throughout more than 30 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

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

Interim Financial Statements

The accompanying condensed consolidated financial statements (“interim financial statements”) as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are unaudited and have been prepared in accordance with GAAP for interim financial information and Regulation S-X set forth by the Securities and Exchange Commission (the “SEC”) for interim reporting. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying interim financial statements. However, they do not include all of the information and disclosures required by GAAP for complete financial statements. Therefore, the interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “annual financial statements”).

The same significant accounting policies, presentation and methods of computation have been followed in these interim financial statements as were applied in the preparation of the annual financial statements.

Accounting Periods

The Company’s fiscal periods end on the last day of the month, and its fiscal year ends on December 31. This results in the Company experiencing fluctuations in current assets and current liabilities due to purchasing and payment patterns which change based upon the day of the week. As a result, working capital can change from period to period not only due to changing business operations, but also due to a change in the day of the week on which each period ends. The Company earns a disproportionate amount of its annual operating income in the second and third quarters as a result of the climate and seasonal buying patterns of its customers. Inclement weather, especially in the Midwest and Northeast regions of the U.S. during the winter months, can negatively impact financial results.

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

An asset is recognized related to the costs incurred to obtain a contract (e.g. sales commissions) if the costs are specifically identifiable to a contract, the costs will result in enhancing resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other non-current assets and are amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The Company expenses the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

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

Fuel revenue and fuel cost of revenue included fuel taxes of $307.2 million, $243.7 million, $571.5 million and $475.5 million for the three and six months ended June 30, 2023 and 2022, respectively.

Refer to Note 11 for disclosure of the revenue disaggregated by segment and product line, as well as a description of the reportable segment operations.

3. Acquisitions

Transit Energy Group, LLC

On March 1, 2023, the Company completed the acquisition of certain assets from Transit Energy Group, LLC and certain of its affiliated entities (collectively, “TEG”) pursuant to a purchase agreement entered on September 9, 2022, as amended (the “TEG Purchase Agreement”), including (i) 135 Company-operated convenience stores and gas stations, (ii) fuel supply rights to 181 dealer locations, (iii) a commercial, government, and industrial business, including certain bulk plants, and (iv) certain distribution and transportation assets, all in the southeastern United States (the “TEG Acquisition”).

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

The Company paid approximately $81.7 million of the non-deferred purchase price including the value of inventory and other closing adjustments, of which $55.0 million was financed with the Capital One Line of Credit (as defined in Note 4 below). An affiliate of Oak Street Real Estate Capital Net Lease Property Fund, LP (including its affiliates, “Oak Street”), under the Company’s standby real estate purchase, designation and lease program agreement with Oak Street, dated as of May 3, 2021 (as amended, the “Program Agreement”), paid the balance of the non-deferred purchase price for fee simple ownership in 104 sites. At the closing, pursuant to the Program Agreement, the Company entered into a master lease with Oak Street for the sites Oak Street acquired in the transaction under customary lease terms. For accounting purposes, the transaction with Oak Street was treated as a sale-leaseback. Because the sale-leaseback was off-market, a financial liability of $51.6 million was recorded, resulting in interest expense recognized over the lease term. Additionally, right-of-use assets and operating lease liabilities of approximately $131.3 million were recorded in connection with the operating lease, after reducing for accounting purposes from the contractual lease payments the amount attributable to the repayment of the additional financing.

The details of the TEG Acquisition were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$26,702
GPMP Capital One Line of Credit	55,000
Liability resulting from deferred purchase price	45,845
Receivable from TEG	(62)
Consideration provided by Oak Street	258,019
Total consideration	$385,504
Assets acquired and liabilities:
Cash and cash equivalents	$379
Inventory	20,259
Other assets	1,304
Property and equipment, net	268,879
Intangible assets	20,000
Right-of-use assets under operating leases	69,254
Environmental receivables	2,664
Deferred tax asset	19,135
Total assets	401,874
Other liabilities	(2,087)
Environmental liabilities	(2,939)
Asset retirement obligations	(11,187)
Operating leases	(57,569)
Total liabilities	(73,782)
Total identifiable net assets	328,092
Goodwill	$57,412

Consideration paid in cash	$81,702
Consideration provided by Oak Street	258,019
Less: cash and cash equivalent balances acquired	(379)
Net cash outflow	$339,342

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

The Company included identifiable tangible assets and identifiable liabilities at their respective fair values based on the information available to the Company’s management on the TEG Acquisition closing date, including, among other things, a preliminary valuation performed by external consultants for this purpose. The useful life of both the wholesale fuel supply contracts and the trade name was estimated at five years.

As a result of the preliminary accounting treatment of the TEG Acquisition, the Company recorded goodwill of approximately $57.4 million, of which $55.0 million was allocated to the GPMP segment and the remainder to the retail segment, and attributable to the opportunities to expand into new geographic locations and add a significant amount of volume to the GPMP segment. None of the goodwill recognized is tax deductible for U.S. income tax purposes.

Acquisition-related costs amounting to approximately $0.7 million and $2.9 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the condensed consolidated statements of operations for the three and six months ended June 30, 2023, respectively. No acquisition-related costs were recognized for the three and six months ended June 30, 2022.

Results of operations for the TEG Acquisition for the period subsequent to the acquisition closing date were included in the condensed consolidated statement of operations for the three and six months ended June 30, 2023. For the period from the TEG Acquisition closing date through June 30, 2023, the Company recognized $317.1 million in revenues and $2.7 million of net loss related to the TEG Acquisition. For the three months ended June 30, 2023, the Company recognized $240.2 million in revenues and $2.7 million of net loss related to the TEG Acquisition.

WTG Fuels Holdings, LLC

On June 6, 2023, certain of the Company’s subsidiaries completed the acquisition of certain assets from WTG Fuels Holdings, LLC and certain other sellers party thereto (collectively, “WTG”) pursuant to an asset purchase agreement entered on December 6, 2022, including (i) 24 company-operated Uncle’s convenience stores located across Western Texas, and (ii) 68 proprietary GASCARD-branded cardlock sites and 43 private cardlock sites for fleet fueling operations located in Western Texas and Southeastern New Mexico (the “WTG Acquisition”).

The purchase price for the WTG Acquisition was approximately $140.0 million, plus the value of inventory at the closing. The Company paid approximately $29.9 million of the purchase price including the value of inventory and other closing adjustments, of which $19.2 million was financed with the Capital One Line of Credit (as defined in Note 4 below). Oak Street, under the Program Agreement, paid the balance of the purchase price for fee simple ownership in 33 properties. At the closing, pursuant to the Program Agreement, the Company entered into master leases with Oak Street for the sites Oak Street acquired in the transaction under customary lease terms. For accounting purposes, the transaction with Oak Street was treated as a sale-leaseback. Because the sale-leaseback was off-market, a financial liability of $28.8 million was recorded, resulting in interest expense recognized over the lease term. Additionally, right-of-use assets and operating lease liabilities of approximately $49.0 million were recorded in connection with the operating lease, after reducing for accounting purposes from the contractual lease payments the amount attributable to the repayment of the additional financing.

The details of the WTG Acquisition were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$10,653
GPMP Capital One Line of Credit	19,200
Payable to WTG	818
Consideration provided by Oak Street	115,041
Total consideration	$145,712
Assets acquired and liabilities:
Cash and cash equivalents	$60
Inventory	5,694
Other assets	149
Property and equipment, net	128,396
Intangible assets	14,800
Right-of-use assets under operating leases	1,812
Environmental receivables	4
Total assets	150,915
Other liabilities	(598)
Environmental liabilities	(136)
Asset retirement obligations	(2,730)
Operating leases	(1,739)
Total liabilities	(5,203)
Total identifiable net assets	145,712
Goodwill	$—

Consideration paid in cash	$29,853
Consideration provided by Oak Street	115,041
Less: cash and cash equivalent balances acquired	(60)
Net cash outflow	$144,834

The initial accounting treatment of the WTG Acquisition reflected in these interim financial statements is provisional as the Company has not yet finalized the initial accounting treatment of the business combination, and, in this regard, has not finalized the valuation of some of the assets and liabilities acquired and the goodwill resulting from the WTG Acquisition, mainly due to the limited period of time between the WTG Acquisition closing date and the date of these interim financial statements. Therefore, some of the financial information presented with respect to the WTG Acquisition in these interim financial statements remains subject to change.

The Company included identifiable tangible assets and identifiable liabilities at their respective fair values based on the information available to the Company’s management on the WTG Acquisition closing date, including, among other things, a preliminary valuation performed by management. The useful life of the contracts related to the third-party cardlock sites, the customer relationships related to the proprietary cardlock sites and the proprietary fuel cards, the wholesale fuel supply contracts and the trade name was each estimated at five years.

The Company’s preliminary accounting treatment of the WTG Acquisition resulted in no goodwill being recorded.

Acquisition-related costs amounting to approximately $1.8 million and $2.1 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the condensed consolidated statements of operations for the three and six months ended June 30, 2023, respectively. No acquisition-related costs were recognized for the three and six months ended June 30, 2022.

Results of operations for the WTG Acquisition for the period subsequent to the acquisition closing date were included in the condensed consolidated statement of operations for the three and six months ended June 30, 2023. For the period from the WTG Acquisition closing date through June 30, 2023, the Company recognized $14.9 million in revenues and $0.2 million of net income related to the WTG Acquisition.

Pride Convenience Holdings, LLC

On December 6, 2022, the Company acquired all of the issued and outstanding membership interests in Pride Convenience Holdings, LLC, which operated at closing 31 convenience stores and gas stations in Connecticut and Massachusetts (the “Pride

Acquisition”). In the second quarter of 2023, the Company updated the initial accounting treatment of the Pride Acquisition, including the valuation of some of the assets acquired, liabilities assumed and the goodwill resulting from the acquisition. As a result, the Company primarily reduced property and equipment by approximately $4.7 million, increased accounts payable and other liabilities by a net $1.0 million, and increased the deferred tax asset by approximately $1.0 million. The adjustments to the assets acquired and liabilities assumed resulted in an increase in goodwill of approximately $3.1 million, of which $0.4 million was allocated to the GPMP segment and the remainder was allocated to the retail segment attributable to the opportunities to expand into new geographic locations. These adjustments resulted in a reduction in depreciation and amortization expenses recorded, approximately $0.2 million that related to amounts recorded for the year ended December 31, 2022 and approximately $0.6 million that related to the three months ended March 31, 2023.

Impact of Acquisitions (unaudited)

The unaudited supplemental pro forma financial information presented below was prepared based on the historical information of the Company and the acquired operations and gives pro forma effect to the acquisitions using the assumption that the WTG Acquisition, the TEG Acquisition, the Pride Acquisition and the acquisition of 184 Quarles cardlock sites and 46 dealer locations on July 22, 2022 (the “Quarles Acquisition”) had occurred at the beginning of each period presented below. The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the acquisitions or any integration costs. The unaudited pro forma financial information is not necessarily indicative of what the actual results of operations would have been had the acquisitions occurred at the beginning of each period presented below nor is it indicative of future results.

	For the Six Months Ended June 30,
	2023	2022
	(unaudited)
	(in thousands)
Total revenue	$4,969,737	$5,938,441
Net income	10,398	36,523

4. Debt

The components of debt were as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Senior Notes	$444,033	$443,648
M&T debt	44,380	49,023
Capital One line of credit	331,303	256,430
Insurance premium notes	3,955	2,886
Total debt, net	$823,671	$751,987
Less current portion	(13,369)	(11,944)
Total long-term debt, net	$810,302	$740,043

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

5. Leases

As of June 30, 2023, the Company leased 1,278 of the convenience stores that it operates, 209 dealer locations, 157 cardlock locations and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years each. Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges and fuel dispensers.

The components of lease cost recorded on the condensed consolidated statements of operations were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$2,785	$3,037	$5,638	$6,084
Interest on lease liabilities	4,142	4,260	8,304	8,631
Operating lease costs included in store operating expenses	45,752	34,358	87,336	68,653
Operating lease costs included in general and administrative expenses	587	351	1,121	738
Lease cost related to variable lease payments, short-term leases and leases of low value assets	711	569	1,401	1,213
Right-of-use asset impairment charges and loss (gain) on disposals of leases	1,994	—	1,454	—
Total lease costs	$55,971	$42,575	$105,254	$85,319

Supplemental balance sheet date related to leases was as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Operating leases
Weighted average remaining lease term (in years)	14.4	14.1
Weighted average discount rate	7.8%	7.7%
Financing leases
Weighted average remaining lease term (in years)	23.1	23.4
Weighted average discount rate	7.2%	7.2%

As of June 30, 2023, maturities of lease liabilities for operating lease obligations and financing lease obligations having an initial or remaining non-cancellable lease terms in excess of one year were presented in the table below. The minimum lease payments presented below include periods where an option is reasonably certain to be exercised and do not take into consideration any future consumer price index adjustments for these agreements.

	Operating	Financing
	(in thousands)
July 2023 through June 2024	$174,609	$21,279
July 2024 through June 2025	176,244	21,046
July 2025 through June 2026	176,841	20,914
July 2026 through June 2027	174,535	20,772
July 2027 through June 2028	171,421	20,860
Thereafter	1,688,912	414,378
Gross lease payments	$2,562,562	$519,249
Less: imputed interest	(1,076,015)	(290,462)
Total lease liabilities	$1,486,547	$228,787

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

As of June 30, 2023, the Company had fuel futures contracts in place to hedge approximately 3.2 million gallons of diesel fuel for which the Company had a firm commitment to purchase. As of June 30, 2023 and December 31, 2022, the Company had asset derivatives with fair values of approximately $0.2 million and $0.5 million, respectively, recorded in other current assets and firm commitments with fair values of approximately $0.2 million and $0.5 million, respectively, recorded in other current liabilities on the condensed consolidated balance sheets.

As of June 30, 2023 and December 31, 2022, there was $0.2 million and $0.5 million, respectively, of cash collateral provided to counterparties that was classified as restricted cash on the condensed consolidated balance sheet. All cash flows associated with purchasing and selling fuel derivative instruments are classified as other operating activities, net cash flows in the condensed consolidated statements of cash flows.

7. Equity

The Company’s board of directors (the “Board”) declared and the Company paid a quarterly dividend of $0.03 per share of common stock on March 21, 2023 and on June 1, 2023, totaling $3.6 million each. The amount and timing of dividends payable on the common stock are within the sole discretion of the Board, which will evaluate dividend payments within the context of the Company’s overall capital allocation strategy on an ongoing basis, giving consideration to its current and forecast earnings, financial condition, cash requirements and other factors. As a result of the aggregate amount of dividends paid on the common stock through June 30, 2023, the conversion price of the Company’s Series A convertible preferred stock has been adjusted from $12.00 to $11.85 per share, as were the threshold share prices in the Deferred Shares agreement (as defined in Note 10). The Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on September 1, 2023 to stockholders of record as of August 15, 2023.

In February 2022, the Board authorized a share repurchase program for up to an aggregate of $50 million of outstanding shares of common stock and in May 2023, the Board increased the size of the share repurchase program to $100.0 million. The share repurchase program does not have an expiration date. In the three and six months ended June 30, 2023, the Company repurchased approximately 1.5 million and 1.6 million shares of common stock, respectively, under the repurchase program for approximately $11.2 million and $11.9 million, or an average share price of $7.55 and $7.57, respectively.

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

Stock Options

The following table summarizes share activity related to stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands)				(in thousands)
Options Outstanding, December 31, 2022	897	$9.24		9.0	$77
Granted	409	8.58	3.27
Options Outstanding, June 30, 2023	1,306	$9.03		8.9	$—

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s common stock on June 30, 2023 and December 31, 2022.

In the six months ended June 30, 2023, 352 thousand stock options vested.

As of June 30, 2023, total unrecognized compensation cost related to unvested stock options was approximately $2.3 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes option pricing model. The following table summarizes the assumptions utilized in the valuation of the stock option awards granted in the six months ended June 30, 2023:

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

Restricted Stock Units

The following table summarizes share activity related to RSUs:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested RSUs, December 31, 2022	3,115	$8.90
Granted	1,676	8.49
Released	(615)	9.00
Forfeited	(37)	9.22
Performance-based share adjustment	144	8.13
Nonvested RSUs, June 30, 2023	4,283	$8.70

In the six months ended June 30, 2023, 110,390 RSUs were issued to non-employee directors. These awards are included in the table above under restricted stock units. There were 272,476 and 198,170 RSUs issued to non-employee directors outstanding as of June 30, 2023 and December 31, 2022, respectively.

The fair value of RSUs released during the six months ended June 30, 2023 was $5.3 million.

In the six months ended June 30, 2023, the Company granted a target of 1,097,740 performance-based RSUs (“PSUs”). The PSUs were awarded to certain members of senior management and provide for cliff vesting, generally at the end of a three-year period, subject to the achievement of specific key financial metrics measured over such period. The number of PSUs that will ultimately vest is contingent upon the achievement of these key financial metrics at the end of the relevant performance period. The Company assesses the probability of achieving these metrics on a quarterly basis.

Given the Company’s strong performance in 2022, in the first quarter of 2023, the Compensation Committee of the Board approved the adjustment of the performance criteria for 2022 such that the percentage of PSUs that vest with respect to the target amount for 2022 would be 125% instead of 100% and would be applied to all PSUs granted as part of the 2021 and 2022 long-term incentives. As a result, the number of PSUs was adjusted for the probability of achieving these metrics, resulting in additional expense of $0.1 million being recorded in the first quarter of 2023, based on the fair value at the adjustment approval date. For PSUs with market conditions, the Company recognizes the fair value expense ratably over the performance and vesting period.

As of June 30, 2023, total unrecognized compensation cost related to RSUs and PSUs was approximately $23.1 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

Compensation Cost

Total compensation cost recorded collectively for employees, non-employees and members of the Board for the three and six months ended June 30, 2023 and 2022 was $4.6 million, $3.1 million, $8.6 million and $5.9 million, respectively, and included in general and administrative expenses on the condensed consolidated statements of operations.

9. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income available to common stockholders	$12,997	$30,320	$8,999	$31,141
Dividends on redeemable preferred stock	—	1,434	—	—
Net income available to common stockholders after assumed conversions	$12,997	$31,754	$8,999	$31,141

Weighted average common shares outstanding — Basic	119,893	121,529	120,073	122,909
Effect of dilutive securities:
Restricted share units	1,387	668	694	336
Redeemable preferred stock	—	8,361	—	—
Weighted average common shares outstanding — Diluted	121,280	130,558	120,767	123,245
Net income per share available to common stockholders — Basic	$0.11	$0.25	$0.07	$0.25
Net income per share available to common stockholders — Diluted	$0.11	$0.24	$0.07	$0.25

The following potential shares of common stock have been excluded from the computation of diluted net income per share because their effect would have been antidilutive:

	As of June 30,
	2023	2022
	(in thousands)
Stock options	1,306	897
Ares warrants	1,100	1,100
Public and Private warrants	17,333	17,333
Series A redeemable preferred stock	8,439	—
Ares Put Option	*	*

* Refer to the description of this instrument in Note 10.

The effect of the potential shares of common stock issuable upon conversion of the redeemable preferred stock was antidilutive for the three months ended June 30, 2023 and the six months ended June 30, 2023 and 2022, and such shares were excluded from the computation of diluted net income per share.

10. Fair Value Measurements and Financial Instruments

The fair value of cash and cash equivalents, restricted cash, short-term investments, trade receivables, accounts payable and other current liabilities approximated their carrying values as of June 30, 2023 and December 31, 2022 primarily due to the short-term maturity of these instruments. On October 21, 2021, the Company completed a private offering of $450 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”). Based on market trades of the Senior Notes close to June 30, 2023 and December 31, 2022 (Level 1 fair value measurement), the fair value of the Senior Notes was estimated at approximately $367.0 million and $354.7 million, respectively, compared to a gross carrying value of $450 million at June 30, 2023 and December 31, 2022. The fair value of the other long-term debt approximated their carrying values as of June 30, 2023 and December 31, 2022 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of fuel futures contracts was determined using NYMEX quoted values.

The contingent consideration from the acquisition of the business of Empire Petroleum Partners, LLC is measured at fair value at the end of each reporting period and amounted to $2.2 million and $3.7 million as of June 30, 2023 and December 31, 2022, respectively. The fair value methodology for the contingent consideration liability is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. Approximately $0.1 million, $(0.5) million, $0.2 million and $(0.4) million were recorded as components of interest and other financial expenses (income) in the condensed consolidated statements of operations for the change in the fair value of the contingent consideration for the three and six months ended June 30, 2023 and 2022, respectively, and approximately $0.9 million, $0.5 million, $1.6 million and $0.5 million of income were recorded as components of other expenses, net in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, respectively.

The public warrants to purchase the Company’s common stock (the “Public Warrants”), of which approximately 14.8 million were outstanding as of June 30, 2023, are measured at fair value at the end of each reporting period and amounted to $22.1 million and $25.9 million as of June 30, 2023 and December 31, 2022, respectively. The fair value methodology for the Public Warrants is categorized as Level 1. Approximately $0, $7.1 million, $3.8 million and $5.2 million were recorded as components of interest and other financial income in the condensed consolidated statements of operations for the change in the fair value of the Public Warrants for the three and six months ended June 30, 2023 and 2022, respectively.

The private warrants to purchase the Company’s common stock (the “Private Warrants”), of which approximately 2.5 million were outstanding as of June 30, 2023, are measured at fair value at the end of each reporting period and amounted to $3.4 million and $4.5 million as of June 30, 2023 and December 31, 2022, respectively. The fair value methodology for the Private Warrants is categorized as Level 2 because certain inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Private Warrants have been recorded at fair value based on a Black-Scholes option pricing model with the following material assumptions based on observable and unobservable inputs:

June 30, 2023
Expected term (in years)	2.5
Expected dividend rate	1.5%
Volatility	44.5%
Risk-free interest rate	4.7%
Strike price	$11.50

For the change in the fair value of the Private Warrants, approximately $0.1 million, $1.2 million, $1.1 million and $0.9 million were recorded as components of interest and other financial income in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, respectively.

The Haymaker Founders (as defined in Note 17 to the annual financial statements) will be entitled to up to 200 thousand shares of common stock to be issued subject to the number of incremental shares of common stock issued to the holders of the Series A redeemable preferred stock not being higher than certain thresholds (the “Deferred Shares”). The Deferred Shares are measured at fair value at the end of each reporting period and amounted to $1.3 million and $1.4 million as of June 30, 2023 and December 31, 2022, respectively. The fair value methodology for the Deferred Shares is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

June 30, 2023
Expected term (in years)	3.9
Volatility	36.2%
Risk-free interest rate	4.3%
Stock price	$7.95

Approximately $0.1 million, $0.2 million, $0.1 million and $0.2 million were recorded as components of interest and other financial income in the condensed consolidated statements of operations for the change in the fair value of the Deferred Shares for the three and six months ended June 30, 2023 and 2022, respectively.

The Company entered into an agreement with Ares Capital Corporation (“Ares”) and certain of its affiliates (the “Ares Put Option”), which guaranteed Ares a value of approximately $27.3 million (including all dividend payments received by Ares) at the end of February 2023 for the shares of common stock that the Company issued in consideration for its acquisition in December 2020 of equity in GPM (the “Ares Shares”). The Company and Ares agreed that in lieu of the Company issuing to Ares additional shares of common stock in accordance with the Ares Put Option or purchasing the Ares Shares, Ares would retain the Ares Shares, and the Company would pay approximately $9.8 million in cash to Ares in full satisfaction of the Company’s obligations related to the Ares

Put Option. This payment was made on April 14, 2023 and the Ares Put Option agreement was terminated. The Ares Put Option was measured at fair value at the end of each reporting period and amounted to $8.6 million as of December 31, 2022.

Approximately $0, $1.6 million, $1.2 million and $0.5 million were recorded as components of interest and other financial expenses in the condensed consolidated statements of operations for the change in the fair value of the Ares Put Option for the three and six months ended June 30, 2023 and 2022, respectively.

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

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended June 30, 2023	(in thousands)
Revenues
Fuel revenue	$1,015,365	$811,139	$121,146	$1,057	$8,393	$1,957,100
Merchandise revenue	484,561	—	—	—	—	484,561
Other revenues, net	18,997	6,110	1,676	277	420	27,480
Total revenues from external customers	1,518,923	817,249	122,822	1,334	8,813	2,469,141
Inter-segment	—	—	—	1,366,786	4,545	1,371,331
Total revenues from reportable segments	1,518,923	817,249	122,822	1,368,120	13,358	3,840,472
Operating income	77,857	6,767	9,344	27,008	138	121,114
Interest and financial expenses, net				(6,840)	—	(6,840)
Loss from equity investment					(27)	(27)
Net income from reportable segments						$114,247

	Retail	Wholesale	GPMP	All Other	Total
For the Three Months Ended June 30, 2022	(in thousands)
Revenues
Fuel revenue	$1,117,849	$966,434	$1,571	$—	$2,085,854
Merchandise revenue	431,751	—	—	—	431,751
Other revenues, net	16,667	5,733	258	—	22,658
Total revenues from external customers	1,566,267	972,167	1,829	—	2,540,263
Inter-segment	—	—	1,738,243	302	1,738,545
Total revenues from reportable segments	1,566,267	972,167	1,740,072	302	4,278,808
Operating income	71,847	9,786	21,799	302	103,734
Interest and financial expenses, net			(1,819)	—	(1,819)
Income from equity investment				28	28
Net income from reportable segments					$101,943

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Six Months Ended June 30, 2023	(in thousands)
Revenues
Fuel revenue	$1,858,838	$1,495,987	$248,640	$1,798	$13,501	$3,618,764
Merchandise revenue	884,849	—	—	—	—	884,849
Other revenues, net	37,552	12,601	2,627	447	677	53,904
Total revenues from external customers	2,781,239	1,508,588	251,267	2,245	14,178	4,557,517
Inter-segment	—	—	—	2,509,408	7,603	2,517,011
Total revenues from reportable segments	2,781,239	1,508,588	251,267	2,511,653	21,781	7,074,528
Operating income	119,488	14,317	17,768	49,630	462	201,665
Interest and financial expenses, net				(12,090)	—	(12,090)
Loss from equity investment					(63)	(63)
Net income from reportable segments						$189,512

	Retail	Wholesale	GPMP	All Other	Total
For the Six Months Ended June 30, 2022	(in thousands)
Revenues
Fuel revenue	$1,972,516	$1,694,131	$2,733	$—	$3,669,380
Merchandise revenue	798,736	—	—	—	798,736
Other revenues, net	32,991	11,455	512	—	44,958
Total revenues from external customers	2,804,243	1,705,586	3,245	—	4,513,074
Inter-segment	—	—	3,013,964	604	3,014,568
Total revenues from reportable segments	2,804,243	1,705,586	3,017,209	604	7,527,642
Operating income	117,526	17,199	42,406	604	177,735
Interest and financial expenses, net			(4,264)	—	(4,264)
Income tax benefit				177	177
Income from equity investment				37	37
Net income from reportable segments					$173,685

A reconciliation of total revenues from reportable segments to total revenues on the condensed consolidated statements of operations was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Total revenues from reportable segments	$3,840,472	$4,278,808	$7,074,528	$7,527,642
Elimination of inter-segment revenues	(1,371,331)	(1,738,545)	(2,517,011)	(3,014,568)
Total revenues	$2,469,141	$2,540,263	$4,557,517	$4,513,074

A reconciliation of net income from reportable segments to net income on the condensed consolidated statements of operations was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income from reportable segments	$114,247	$101,943	$189,512	$173,685
Amounts not allocated to segments:
Store operating expenses	(3,604)	747	(6,281)	1,331
General and administrative expenses	(41,879)	(32,197)	(81,523)	(63,276)
Depreciation and amortization	(30,995)	(22,511)	(57,552)	(45,305)
Other expenses, net	(4,956)	(1,197)	(7,676)	(2,318)
Interest and other financial expenses, net	(13,320)	(5,822)	(21,672)	(19,654)
Income tax expense	(5,014)	(9,157)	(2,856)	(10,339)
Net income	$14,479	$31,806	$11,952	$34,124

12. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is subject to certain federal and state environmental laws and regulations associated with sites at which it stores and sells fuel and other fuel products, as well as at owned and leased locations leased or subleased to dealers. As of June 30, 2023 and December 31, 2022, environmental obligations totaled $14.5 million and $12.1 million, respectively. These amounts were recorded as other current and non-current liabilities in the condensed consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or changes in federal and/or state environmental regulations.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle it to be reimbursed for environmental loss mitigation. Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $7.8 million and $4.9 million as of June 30, 2023 and December 31, 2022, respectively, and were recorded as other current and non-current assets in the condensed consolidated balance sheets.

Asset Retirement Obligation

As part of the fuel operations at its operated convenience stores, at most of the other owned and leased locations leased to dealers, certain other dealer locations and proprietary cardlock locations, there are aboveground and underground storage tanks for which the Company is responsible. The future cost to remove a storage tank is recognized over the estimated remaining useful life of the storage tank or the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a storage tank is installed. The estimated liability is based upon historical experience in removing storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The Company has recorded an asset retirement obligation of $80.4 million and $65.3 million at June 30, 2023 and December 31, 2022, respectively. The current portion of the asset retirement obligation is included in other current liabilities in the condensed consolidated balance sheets.

Program Agreement

On May 2, 2023, GPM, together with Oak Street, entered into a third amendment to the Program Agreement, which, among other things, (i) extended the term of the Program Agreement and the exclusivity period thereunder through September 30, 2024 and (ii) provides for up to $1.5 billion of capacity under the Program Agreement from the date of the third amendment through September 30, 2024, not including the funding for the WTG Acquisition.

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

Based in Richmond, VA, we are a leading independent convenience store operator and, as of June 30, 2023, we were the sixth largest convenience store chain in the United States (“U.S.”) ranked by store count, operating 1,547 retail convenience stores. As of June 30, 2023, we operated the stores under more than 25 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, Corner Mart, Dixie Mart, ExpressStop, E-Z Mart®, fas mart®, fastmarket®, Flash Market, Handy Mart, Jetz, Jiffi Stop®, Jiffy Stop, Li’l Cricket, Market Express, Next Door Store®, Pride, Roadrunner Markets, Rose Mart, Rstore, Scotchman®, shore stop®, Town Star, Uncle’s, Village Pantry® and Young’s. As of June 30, 2023, we also supplied fuel to 1,824 dealers and operated 293 cardlock locations (unstaffed fueling locations). We are well diversified geographically and as of June 30, 2023, operated in more than 30 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern U.S.

Our primary business is the operation of convenience stores. As such, we derive a significant portion of our revenue from the retail sale of fuel and the products offered in our stores, resulting in our retail stores generating a large proportion of our profitability. Our retail stores offer a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. We have foodservice offerings at approximately 1,260 company-operated stores. The foodservice category includes hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. In addition, at our stores, we operate approximately 150 branded quick service restaurants consisting of major national brands. We have 18 new Sbarro, the Original New York Pizza, locations and are currently working on additional new food offerings of this kind. Additionally, we provide a number of traditional convenience store services that generate additional income, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate revenues from car washes at approximately 90 of our locations. Our high value fas REWARDS® loyalty program with approximately 1.48 million currently enrolled members is available in the majority of our stores and offers exclusive savings on merchandise and gas to our customers. In the first quarter of 2023, we launched our new fas REWARDS app, which offers enrolled loyalty members a variety of new features, including exclusive in-app member only HOT deals not available in stores, order and delivery, age verified offers on tobacco and alcohol, and a store locator with current gas prices at GPM stores close to members. We believe that these features contributed significantly to the approximately 10.5% increase in our enrolled marketable membership since the end of the first quarter of 2023.

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

Trends Impacting Our Business

We have achieved strong store growth over the last decade, primarily by implementing a highly successful acquisition strategy. From 2013 through June 30, 2023, we completed 24 acquisitions. On June 6, 2023, we completed our acquisition from WTG Fuels Holdings, LLC of 24 company-operated Uncle’s convenience stores located across Western Texas, 68 proprietary GASCARD-branded cardlock sites and 43 private cardlock sites for fleet fueling operations located in Western Texas and Southeastern New Mexico (the “WTG Acquisition”). On March 1, 2023, we completed our acquisition from Transit Energy Group, LLC of 135 Company-operated convenience stores and gas stations, 181 dealer locations, a commercial, government, and industrial business, and certain distribution and transportation assets (the “TEG Acquisition” and, together with the WTG Acquisition, the “2023 Acquisitions”). For additional information regarding the 2023 Acquisitions, please see Note 3 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. In December 2022, we completed our acquisition of Pride Convenience Holdings, LLC, which operated at closing, 31 Pride retail convenience stores and had one store under construction at closing which is now opened (the “Pride Acquisition”), and in July 2022, we completed our acquisition of certain assets from Quarles Petroleum, Incorporated (the “Quarles Acquisition”), which included 121 proprietary Quarles-branded cardlock sites and 63 third-party cardlock sites for fleet fueling operations, and 46 dealer locations (collectively, the “2022 Acquisitions”). Our store count has grown from 320 sites in 2011 to 3,664 sites as of June 30, 2023, of which 1,547 were operated as retail convenience stores, 1,824 were locations at which we supplied fuel to dealers and 293 were cardlock locations. These strategic acquisitions have had, and we expect will continue to have, a significant impact on our reported results and can make period to period comparisons of results difficult. With our achievement of significant size and scale, we have enhanced our focus on organic growth, including implementing company-wide marketing and merchandising initiatives, which we believe will result in significant value accretion to our acquired assets.

The following table provides a history of our acquisitions, site conversions and site closings for the periods noted, for the retail, wholesale and fleet fueling segments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Retail Segment	2023	2022	2023	2022
Number of sites at beginning of period	1,531	1,396	1,404	1,406
Acquired sites	24	—	159	—
Newly opened or reopened sites	2	—	3	—
Company-controlled sites converted to consignment or fuel supply locations, net	(6)	(1)	(11)	(7)
Closed, relocated or divested sites	(4)	(7)	(8)	(11)
Number of sites at end of period	1,547	1,388	1,547	1,388

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Wholesale Segment [1]	2023	2022	2023	2022
Number of sites at beginning of period [2]	1,841	1,625	1,674	1,628
Acquired sites [2]	9	—	190	—
Newly opened or reopened sites [3]	17	21	24	40
Consignment or fuel supply locations converted from Company-controlled sites, net	6	1	11	7
Closed, relocated or divested sites	(49)	(27)	(75)	(55)
Number of sites at end of period	1,824	1,620	1,824	1,620

1 Excludes bulk and spot purchasers.

2 As part of our review of the initial accounting for the TEG Acquisition, we have adjusted the number of sites acquired in the first quarter of 2023 to exclude 11 spot purchasers acquired, consistent with our historical methodology. There was no impact on our previously reported gallons sold or financial results.

3 Includes all signed fuel supply agreements irrespective of fuel distribution commencement date.

For the Three and Six Months Ended June 30,
Fleet Fueling Segment	2023
Number of sites at beginning of period	183
Acquired sites	111
Closed, relocated or divested sites	(1)
Number of sites at end of period	293

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

The cost of our main products, gasoline and diesel fuel, is greatly impacted by the wholesale cost of fuel in the United States. We attempt to pass wholesale fuel cost changes through to our customers through retail price changes; however, we are not always able to do so. Competitive conditions primarily affect the timing of any related increase or decrease in retail prices. As a result, we tend to experience lower fuel margins when the cost of fuel is increasing gradually over a longer period and higher fuel margins when the cost of fuel is declining or more volatile over a shorter period of time. For the year ended December 31, 2022, we experienced historically high fuel margins as a result of the volatile market for gasoline and diesel fuel. In particular, in the first quarter of 2022, the war in Ukraine significantly affected market conditions and resulted in substantially higher fuel margins. Depending on future market and geopolitical conditions, the supply of fuel, including diesel fuel in particular, may become constrained. As such, we maintain terminal storage of diesel fuel for short-term supply needs for our fleet fueling sites.

Additionally, throughout 2022 and continuing in the first half of 2023, the U.S. economy continued to experience inflationary pressures, which increase the cost of the merchandise we purchase and reduce consumer purchasing power. We have mitigated a portion of these higher costs with retail price increases. If this trend continues or increases, it could negatively impact demand for our products and services, as well as seasonal travel patterns, which could reduce future sales volumes. Additionally, because of current labor market conditions and the prevailing wage rates in the markets in which we operate, we have voluntarily increased wages, which has increased our costs associated with recruiting and retaining qualified personnel, and may continue to do so in the future.

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

Business Highlights

Our focus on our retail organic store growth strategy and the continuation of our accretive acquisition strategy positively impacted our results of operations for the second quarter of 2023. Merchandise contribution at same stores, the 2023 Acquisitions and the 2022 Acquisitions all contributed to the improvement in our results of operations for the second quarter of 2023, as compared to the second quarter of 2022 which was partially offset by less fuel contribution on a same store basis, primarily due to market conditions in the second quarter of 2022. Store operating expenses increased in the second quarter of 2023 as compared to the second quarter of 2022, primarily due to higher personnel costs. General and administrative expenses also increased in the second quarter of 2023 as compared to the second quarter of 2022, primarily as a result of expenses associated with the 2023 Acquisitions and the 2022 Acquisitions, wage increases, and an increase in share-based compensation expense.

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

Results of Operations for the three and six months ended June 30, 2023 and 2022

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

Consolidated Results

The table below shows our consolidated results for the three and six months ended June 30, 2023 and 2022, together with certain key metrics.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:	(in thousands)
Fuel revenue	$1,957,100	$2,085,854	$3,618,764	$3,669,380
Merchandise revenue	484,561	431,751	884,849	798,736
Other revenues, net	27,480	22,658	53,904	44,958
Total revenues	2,469,141	2,540,263	4,557,517	4,513,074
Operating expenses:
Fuel costs	1,801,103	1,955,019	3,338,985	3,425,668
Merchandise costs	329,903	300,387	607,226	559,180
Store operating expenses	218,002	178,077	410,685	344,615
General and administrative expenses	42,660	32,956	83,076	64,741
Depreciation and amortization	32,837	24,353	61,236	48,989
Total operating expenses	2,424,505	2,490,792	4,501,208	4,443,193
Other expenses, net	4,956	1,197	7,676	2,318
Operating income	39,680	48,274	48,633	67,563
Interest and other financial expenses, net	(20,160)	(7,339)	(33,762)	(23,314)
Income before income taxes	19,520	40,935	14,871	44,249
Income tax expense	(5,014)	(9,157)	(2,856)	(10,162)
(Loss) income from equity investment	(27)	28	(63)	37
Net income	$14,479	$31,806	$11,952	$34,124
Less: Net income attributable to non-controlling interests	48	52	101	131
Net income attributable to ARKO Corp.	$14,431	$31,754	$11,851	$33,993
Series A redeemable preferred stock dividends	(1,434)	(1,434)	(2,852)	(2,852)
Net income attributable to common shareholders	$12,997	$30,320	$8,999	$31,141
Fuel gallons sold	588,174	484,834	1,091,434	941,726
Fuel margin, cents per gallon[1]	26.5	27.0	25.6	25.9
Merchandise contribution[2]	154,658	131,364	$277,623	$239,556
Merchandise margin[3]	31.9%	30.4%	31.4%	30.0%
Adjusted EBITDA[4]	86,242	79,045	133,726	$129,153

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

2 Calculated as merchandise revenue less merchandise costs.

3 Calculated as merchandise contribution divided by merchandise revenue.

4 Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Three Months Ended June 30, 2023 versus Three Months Ended June 30, 2022

For the three months ended June 30, 2023, fuel revenue decreased by $128.8 million, or 6.2%, compared to the second quarter of 2022. The decrease in fuel revenue was primarily attributable to a decrease in the average price of fuel compared to the second quarter of 2022 and fewer gallons sold at same stores in the second quarter of 2023 compared to the second quarter of 2022, which was partially offset by incremental gallons sold related to the 2023 Acquisitions and the 2022 Acquisitions.

For the three months ended June 30, 2023, merchandise revenue increased by $52.8 million, or 12.2%, compared to the second quarter of 2022, primarily due to the 2023 Acquisitions and the Pride Acquisition and an increase in same store merchandise revenues. Offsetting these increases was a decrease in merchandise revenue from underperforming retail stores that were closed or converted to dealers.

For the three months ended June 30, 2023, other revenue increased by $4.8 million, or 21.3%, compared to the second quarter of 2022, primarily due to additional revenue from the 2023 Acquisitions, the 2022 Acquisitions and greater lottery commissions.

For the three months ended June 30, 2023, total operating expenses decreased by $66.3 million, or 2.7%, compared to the second quarter of 2022. Fuel costs decreased $153.9 million, or 7.9%, compared to the second quarter of 2022 due to both fewer gallons sold and a lower average cost of fuel on a same store basis which were partially offset by incremental gallons related to the 2023 Acquisitions and the 2022 Acquisitions. Merchandise costs increased $29.5 million, or 9.8%, compared to the second quarter of 2022, primarily due to increased costs related to the 2023 Acquisitions and the Pride Acquisition and a corresponding increase in same store merchandise sales. For the three months ended June 30, 2023, store operating expenses increased $39.9 million, or 22.4%, compared to the second quarter of 2022 due to incremental expenses as a result of the 2023 Acquisitions, the 2022 Acquisitions and an increase in expenses at same stores.

For the three months ended June 30, 2023, general and administrative expenses increased $9.7 million, or 29.4%, compared to the second quarter of 2022, primarily due to approximately $7.1 million of expenses associated with the 2023 Acquisitions and the 2022 Acquisitions, annual wage increases and an increase of $1.4 million in share-based compensation expense primarily related to equity grants in the first quarter of 2023.

For the three months ended June 30, 2023, depreciation and amortization expenses increased $8.5 million, or 34.8%, compared to the second quarter of 2022 primarily due to assets acquired in the previous twelve month period, largely in connection with the 2023 Acquisitions and the 2022 Acquisitions.

For the three months ended June 30, 2023, other expenses, net increased by $3.8 million, compared to the second quarter of 2022 primarily due to an increase in acquisition costs and greater losses on disposal of assets and impairment charges in the second quarter of 2023, which was partially offset by higher income recorded for the fair value adjustment of contingent consideration in the second quarter of 2023.

Operating income was $39.7 million for the second quarter of 2023 compared to $48.3 million for the second quarter of 2022. The decrease was primarily due to an increase in depreciation and amortization expenses, share-based compensation expenses and other expenses, net.

For the three months ended June 30, 2023, interest and other financial expenses, net increased by $12.8 million compared to the second quarter of 2022, primarily related to a decrease of $6.6 million in income, net, recorded in the second quarter of 2023 compared to the prior year period, for fair value adjustments for the Ares Put Option, Public Warrants, Private Warrants and Deferred Shares (each as defined in Note 10 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q) and greater debt at higher rates outstanding in 2023, which was partially offset by additional interest income generated in the second quarter of 2023.

For the three months ended June 30, 2023, income tax expense was $5.0 million compared to income tax expense of $9.2 million for the three months ended June 30, 2022.

For the three months ended June 30, 2023 and 2022, net income attributable to the Company was $14.4 million and $31.8 million, respectively.

For the three months ended June 30, 2023, Adjusted EBITDA was $86.2 million compared to $79.0 million for the three months ended June 30, 2022. Incremental Adjusted EBITDA from the 2023 Acquisitions and the 2022 Acquisitions and increased merchandise contribution positively impacted Adjusted EBITDA for the second quarter of 2023, as compared to the second quarter of 2022, which was partially offset by approximately $13.3 million of lower fuel contribution from retail same stores and legacy wholesale sites. In addition, higher personnel costs at same stores and an increase in general and administrative expenses reduced Adjusted EBITDA for the second quarter of 2023. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Six Months Ended June 30, 2023 versus Six Months Ended June 30, 2022

For the six months ended June 30, 2023, fuel revenue decreased by $50.6 million, or 1.4%, compared to the first half of 2022. The decrease in fuel revenue was primarily attributable to a decrease in the average price of fuel compared to the first half of 2022 and fewer gallons sold at same stores in the first half of 2023 compared to the first half of 2022, which was partially offset by incremental gallons sold related to the 2023 Acquisitions and the 2022 Acquisitions.

For the six months ended June 30, 2023, merchandise revenue increased by $86.1 million, or 10.8%, compared to the first half of 2022, primarily due to the 2023 Acquisitions and the Pride Acquisition and an increase in same store merchandise revenues. Offsetting these increases was a decrease in merchandise revenue from underperforming retail stores that were closed or converted to dealers.

For the six months ended June 30, 2023, other revenue increased by $8.9 million, or 19.9%, compared to the first half of 2022, primarily due to additional revenue from the 2023 Acquisitions, the 2022 Acquisitions and greater lottery commissions.

For the six months ended June 30, 2023, total operating expenses increased by $58.0 million, or 1.3%, compared to the first half of 2022. Fuel costs decreased $86.7 million, or 2.5%, compared to the first half of 2022 due to both fewer gallons sold and a lower average cost of fuel on a same store basis, which were partially offset by incremental gallons related to the 2023 Acquisitions and the 2022 Acquisitions. Merchandise costs increased $48.0 million, or 8.6%, compared to the first half of 2022, primarily due to increased costs related to the 2023 Acquisitions and the Pride Acquisition and a corresponding increase in same store merchandise sales. For the six months ended June 30, 2023, store operating expenses increased $66.1 million, or 19.2%, compared to the first half of 2022 due to incremental expenses as a result of the 2023 Acquisitions, the 2022 Acquisitions and an increase in expenses at same stores.

For the six months ended June 30, 2023, general and administrative expenses increased $18.3 million, or 28.3%, compared to the first half of 2022, primarily due to approximately $11.5 million in expenses associated with the 2023 Acquisitions and the 2022 Acquisitions, annual wage increases and an increase of $2.7 million in share-based compensation expense primarily related to equity grants in the first quarters of 2023 and 2022.

For the six months ended June 30, 2023, depreciation and amortization expenses increased $12.2 million, or 25.0%, compared to the first half of 2022 primarily due to assets acquired in the previous twelve month period, largely in connection with the 2023 Acquisitions and the 2022 Acquisitions.

For the six months ended June 30, 2023, other expenses, net increased by $5.4 million, compared to the first half of 2022 primarily due to an increase in acquisition costs and greater losses on disposal of assets and impairment charges in the first half of 2023 which was partially offset by higher income recorded for the fair value adjustment of contingent consideration in the first half of 2023.

Operating income was $48.6 million for the first half of 2023 compared to $67.6 million for the first half of 2022. The decrease was primarily due to an increase in depreciation and amortization expenses, share-based compensation expenses and other expenses, net.

For the six months ended June 30, 2023, interest and other financial expenses, net increased by $10.4 million compared to the first half of 2022, primarily related to a decrease of $1.9 million in income, net recorded for fair value adjustments for the Ares Put Option, Public Warrants, Private Warrants and Deferred Shares (each as defined in Note 10 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q) and greater debt at higher rates outstanding in 2023, which was partially offset by additional interest income generated in the first half of 2023.

For the six months ended June 30, 2023, income tax expense was $2.9 million compared to income tax expense of $10.2 million for the six months ended June 30, 2022.

For the six months ended June 30, 2023 and 2022, net income attributable to the Company was $11.9 million and $34.0 million, respectively.

For the six months ended June 30, 2023, Adjusted EBITDA was $133.7 million compared to $129.2 million for the six months ended June 30, 2022. Incremental Adjusted EBITDA from the 2023 Acquisitions and the 2022 Acquisitions and increased merchandise contribution positively impacted Adjusted EBITDA for the first half of 2023, as compared to the first half of 2022. These benefits were partially offset by approximately $27.9 million of lower fuel contribution from retail same stores and legacy wholesale sites, of which approximately $12.8 million was incurred in March 2023. In addition, higher personnel costs at same stores and an increase in general and administrative expenses reduced Adjusted EBITDA for the first half of 2023. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Segment Results

Retail Segment

The table below shows the results of the retail segment for the three and six months ended June 30, 2023 and 2022, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:	(in thousands)
Fuel revenue	$1,015,365	$1,117,849	$1,858,838	$1,972,516
Merchandise revenue	484,561	431,751	884,849	798,736
Other revenues, net	18,997	16,667	37,552	32,991
Total revenues	1,518,923	1,566,267	2,781,239	2,804,243
Operating expenses:
Fuel costs	913,437	1,025,811	1,681,245	1,802,696
Merchandise costs	329,903	300,387	607,226	559,180
Store operating expenses	197,726	168,222	373,280	324,841
Total operating expenses	1,441,066	1,494,420	2,661,751	2,686,717
Operating income	$77,857	$71,847	$119,488	$117,526
Fuel gallons sold	293,584	253,243	542,490	492,801
Same store fuel gallons sold decrease (%)[1]	(2.6%)	(10.6%)	(4.2%)	(7.1%)
Fuel margin, cents per gallon[2]	39.7	41.3	37.7	39.4
Same store merchandise sales increase (decrease) (%)[1]	0.7%	(2.7%)	2.1%	(3.1%)
Same store merchandise sales excluding cigarettes increase (%)[1]	3.8%	1.4%	5.6%	0.8%
Merchandise contribution[3]	$154,658	$131,364	$277,623	$239,556
Merchandise margin[4]	31.9%	30.4%	31.4%	30.0%

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

The table below shows financial information and certain key metrics of recent acquisitions in the retail segment that do not have comparable information for the prior periods.

	For the Three Months Ended June 30, 2023				For the Six Months Ended June 30, 2023
	Pride [1]	TEG [2]	Uncle's (WTG) [3]	Total	Pride [1]	TEG [2]	Uncle's (WTG) [3]	Total
	(in thousands)
Date of Acquisition:	Dec 6, 2022	Mar 1, 2023	Jun 6, 2023		Dec 6, 2022	Mar 1, 2023	Jun 6, 2023
Revenues:
Fuel revenue	$71,388	$99,128	$6,098	$176,614	$139,425	$131,202	$6,098	$276,725
Merchandise revenue	15,629	39,381	2,846	57,856	29,143	52,324	2,846	84,313
Other revenues, net	1,397	1,322	54	2,773	2,784	1,731	54	4,569
Total revenues	88,414	139,831	8,998	237,243	171,352	185,257	8,998	365,607
Operating expenses:
Fuel costs	64,335	90,832	5,020	160,187	125,299	120,617	5,020	250,936
Merchandise costs	10,185	27,189	1,927	39,301	19,383	36,126	1,927	57,436
Store operating expenses	10,495	18,064	1,225	29,784	20,030	23,576	1,225	44,831
Total operating expenses	85,015	136,085	8,172	229,272	164,712	180,319	8,172	353,203
Operating income	$3,399	$3,746	$826	$7,971	$6,640	$4,938	$826	$12,404
Fuel gallons sold	19,387	30,165	1,714	51,266	37,278	40,057	1,714	79,049
Merchandise contribution [4]	5,444	12,192	919	18,555	9,760	16,198	919	26,877
Merchandise margin [5]	34.8%	31.0%	32.3%		33.5%	31.0%	32.3%

1 Pride Acquisition.

2 Includes only the retail stores acquired in the TEG Acquisition.

3 Includes only the retail stores acquired in the WTG Acquisition.

4 Calculated as merchandise revenue less merchandise costs.

5 Calculated as merchandise contribution divided by merchandise revenue.

Three Months Ended June 30, 2023 versus Three Months Ended June 30, 2022

Retail Revenues

For the three months ended June 30, 2023, fuel revenue decreased by $102.5 million, or 9.2%, compared to the second quarter of 2022. The decrease in fuel revenue was attributable to a $0.95 per gallon decrease in the average retail price of fuel in the second quarter of 2023 as compared to the second quarter of 2022, primarily due to market factors, as well as a decrease in gallons sold at same stores. For the second quarter of 2023, gallons at same stores decreased approximately 2.6%, or 6.4 million gallons. Partially offsetting these decreases, the 2023 Acquisitions and the Pride Acquisition contributed 51.3 million gallons sold, or $176.6 million in fuel revenue. Underperforming retail stores, which were closed or converted to dealers over the last 12 months in order to optimize profitability, also negatively impacted gallons sold during the second quarter of 2023.

For the three months ended June 30, 2023, merchandise revenue increased by $52.8 million, or 12.2%, compared to the second quarter of 2022. The 2023 Acquisitions and the Pride Acquisition contributed approximately $57.9 million of merchandise revenue. Same store merchandise sales increased $3.0 million, or 0.7%, for the second quarter of 2023 compared to the second quarter of 2022. Same store merchandise sales increased primarily due to higher revenue from the Company’s six core destination categories (packaged beverages, candy, salty snacks, packaged sweet snacks, alternative snacks and beer), other tobacco products and franchises as a result of marketing initiatives, including expanded category assortments, new franchise food offerings and investments in coolers and freezers, which was partially offset by lower revenue from cigarettes. In addition, there was a decrease in merchandise revenue from underperforming retail stores that were closed or converted to dealers.

For the three months ended June 30, 2023, other revenues, net increased by $2.3 million, or 14.0%, compared to the second quarter of 2022, primarily related to additional income from the 2023 Acquisitions and the Pride Acquisition and greater lottery commissions.

Retail Operating Income

For the three months ended June 30, 2023, fuel margin increased compared to the same period in 2022. Incremental fuel profit from the 2023 Acquisitions and the Pride Acquisition of approximately $19.0 million (excluding intercompany charges by GPMP) was partially offset by a decrease in same store fuel profit of $5.2 million (excluding intercompany charges by GPMP). Fuel margin per gallon at same stores for the second quarter of 2023 decreased to 40.3 cents per gallon from 41.4 cents per gallon for the second quarter of 2022 primarily due historically high fuel margins in 2022 principally as a result of the volatile market for gasoline and diesel fuel. A decrease in fuel profit related to underperforming retail stores that were closed or converted to dealers decreased fuel profit compared to the second quarter of 2022.

For the three months ended June 30, 2023, merchandise contribution increased $23.3 million, or 17.7%, compared to the same period in 2022, and merchandise margin increased to 31.9% as compared to 30.4% in the prior period. The increase was due to $18.6 million in merchandise contribution from the 2023 Acquisitions and the Pride Acquisition and an increase in merchandise contribution at same stores of $6.5 million. Merchandise contribution at same stores increased in the second quarter of 2023 primarily due to higher contribution from the Company’s six core destination categories and franchises. Merchandise margin at same stores was 31.9% in the second quarter of 2023 compared to 30.6% in the second quarter of 2022.

For the three months ended June 30, 2023, store operating expenses increased $29.5 million, or 17.5%, compared to the three months ended June 30, 2022 primarily due to $29.8 million of expenses related to the 2023 Acquisitions and the Pride Acquisition and an increase of $3.2 million in expenses at same stores, mainly driven by approximately $4.2 million, or 6.5%, of higher personnel costs. The increase in store operating expenses was partially offset by underperforming retail stores that were closed or converted to dealers.

Six Months Ended June 30, 2023 versus Six Months Ended June 30, 2022

Retail Revenues

For the six months ended June 30, 2023, fuel revenue decreased by $113.7 million, or 5.8%, compared to the first half of 2022. The decrease in fuel revenue was attributable to a $0.57 per gallon decrease in the average retail price of fuel in the first half of 2023 as compared to the first half of 2022, primarily due to market factors, as well as a decrease in gallons sold at same stores. For the first half of 2023, gallons at same stores decreased approximately 4.2%, or 20.0 million gallons. Offsetting these decreases, the 2023 Acquisitions and the Pride Acquisition contributed 79.0 million gallons sold, or $276.7 million in fuel revenue. Underperforming retail stores, which were closed or converted to dealers over the last 12 months in order to optimize profitability, also negatively impacted gallons sold during the first half of 2023.

For the six months ended June 30, 2023, merchandise revenue increased by $86.1 million, or 10.8%, compared to the first half of 2022. The 2023 Acquisitions and the Pride Acquisition contributed approximately $84.3 million of merchandise revenue. Same store merchandise sales increased $16.7 million, or 2.1%, for the first half of 2023 compared to the first half of 2022. Same store merchandise sales increased primarily due to higher revenue from the Company’s six core destination categories, other tobacco products and franchises as a result of marketing initiatives, including expanded category assortments, new franchise food offerings and investments in coolers and freezers, which was partially offset by lower revenue from cigarettes. In addition, there was a decrease in merchandise revenue from underperforming retail stores that were closed or converted to dealers.

For the six months ended June 30, 2023, other revenues, net increased by $4.6 million, or 13.8%, compared to the first half of 2022, primarily related to additional income from the 2023 Acquisitions, the Pride Acquisition and greater lottery commissions.

Retail Operating Income

For the six months ended June 30, 2023, fuel margin increased compared to the same period in 2022. Incremental fuel profit from the 2023 Acquisitions and the Pride Acquisition of approximately $29.7 million (excluding intercompany charges by GPMP) was partially offset by a decrease in same store fuel profit of $15.9 million (excluding intercompany charges by GPMP). Fuel margin per gallon at same stores for the first half of 2023 decreased to 37.8 cents per gallon from 39.5 cents per gallon for the first half of 2022 primarily due to historically high fuel margins in 2022 principally as a result of the volatile market for gasoline and diesel fuel, with the first quarter of 2022 particularly impacted by the war in Ukraine, which significantly affected market conditions and resulted in substantially higher fuel margins. A decrease in fuel profit related to underperforming retail stores that were closed or converted to dealers also partially offset the increase in fuel profit compared to the first half of 2022.

For the six months ended June 30, 2023, merchandise contribution increased $38.1 million, or 15.9%, compared to the same period in 2022, and merchandise margin increased to 31.4% as compared to 30.0% in the prior period. The increase was due to $26.9 million in merchandise contribution from the 2023 Acquisitions and the Pride Acquisition and an increase in merchandise contribution at same stores of $14.6 million. Merchandise contribution at same stores increased in the first half of 2023 primarily due to higher contribution from the Company’s six core destination categories and franchises. Merchandise margin at same stores was 31.3% in the first half of 2023 compared to 30.1% in the first half of 2022.

For the six months ended June 30, 2023, store operating expenses increased $48.4 million, or 14.9%, compared to the six months ended June 30, 2022 primarily due to $44.8 million of expenses related to the 2023 Acquisitions and the Pride Acquisition and

an increase of $9.2 million in expenses at same stores, including approximately $10.3 million or 8.0%, of higher personnel costs. The increase in store operating expenses was partially offset by underperforming retail stores that were closed or converted to dealers.

Wholesale Segment

The table below shows the results of the wholesale segment for the three and six months ended June 30, 2023 and 2022, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:	(in thousands)
Fuel revenue	$811,139	$966,434	$1,495,987	$1,694,131
Other revenues, net	6,110	5,733	12,601	11,455
Total revenues	817,249	972,167	1,508,588	1,705,586
Operating expenses:
Fuel costs	800,286	951,779	1,474,977	1,667,282
Store operating expenses	10,196	10,602	19,294	21,105
Total operating expenses	810,482	962,381	1,494,271	1,688,387
Operating income	$6,767	$9,786	$14,317	$17,199
Fuel gallons sold – fuel supply locations	213,136	193,164	395,563	374,105
Fuel gallons sold – consignment agent locations	44,534	37,996	82,496	73,993
Fuel margin, cents per gallon[1] – fuel supply locations	5.9	7.2	6.0	7.1
Fuel margin, cents per gallon[1] – consignment agent locations	25.3	32.3	25.8	30.7

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel.

The table below shows financial information and certain key metrics of recent acquisitions in the wholesale segment that do not have comparable information for the prior periods.

	For the Three Months Ended June 30, 2023				For the Six Months Ended June 30, 2023
	Quarles [1]	TEG [2]	WTG [3]	Total	Quarles [1]	TEG [2]	WTG [3]	Total
	(in thousands)
Date of Acquisition:	Jul 22, 2022	Mar 1, 2023	Jun 6, 2023		Jul 22, 2022	Mar 1, 2023	Jun 6, 2023
Revenues:
Fuel revenue	$19,564	$93,660	$648	$113,872	$37,327	$122,054	$648	$160,029
Other revenues, net	310	667	1	978	588	854	1	1,443
Total revenues	19,874	94,327	649	114,850	37,915	122,908	649	161,472
Operating expenses:
Fuel costs	18,912	92,267	622	111,801	36,064	119,779	622	156,465
Store operating expenses	488	850	17	1,355	937	1,094	17	2,048
Total operating expenses	19,400	93,117	639	113,156	37,001	120,873	639	158,513
Operating income	$474	$1,210	$10	$1,694	$914	$2,035	$10	$2,959
Fuel gallons sold	5,936	35,508	218	41,662	11,443	45,987	218	57,648

1 Quarles Acquisition; includes only the wholesale business acquired in the Quarles Acquisition.

2 Includes only the wholesale business acquired in the TEG Acquisition.

3 Includes only the wholesale business acquired in the WTG Acquisition.

Three Months Ended June 30, 2023 versus Three Months Ended June 30, 2022

Wholesale Revenues

For the three months ended June 30, 2023, fuel revenue decreased by $155.3 million, or 16.1%, compared to the second quarter of 2022, of which the majority was attributable to fuel supply locations. Wholesale revenues were negatively impacted by a decrease in the average price of fuel in the second quarter of 2023 as compared to the second quarter of 2022, which was partially offset by an

11.5% increase in gallons sold. Of total gallons sold, the 2023 Acquisitions and the Quarles Acquisition contributed approximately 41.7 million, which were offset by lower volumes at legacy wholesale sites.

Wholesale Operating Income

For the three months ended June 30, 2023, fuel contribution decreased approximately $2.5 million (excluding intercompany charges by GPMP). Approximately $5.4 million of total fuel contribution was attributable to the 2023 Acquisitions and the Quarles Acquisition. At fuel supply locations, fuel contribution decreased by $1.5 million (excluding intercompany charges by GPMP), and fuel margin decreased for the second quarter of 2023 as compared to the second quarter of 2022, primarily due to decreased prompt pay discounts related to lower fuel costs and lower volumes at legacy wholesale sites, which was partially offset by the contribution from the 2023 Acquisitions and the Quarles Acquisition. At consignment agent locations, fuel contribution decreased $1.0 million (excluding intercompany charges by GPMP), and fuel margin also decreased for the second quarter of 2023 as compared to the second quarter of 2022, primarily due to lower rack-to-retail margins and decreased prompt pay discounts related to lower fuel costs, which was partially offset by the contribution from the 2023 Acquisitions and the Quarles Acquisition.

For the three months ended June 30, 2023, store operating expenses decreased $0.4 million compared to the three months ended June 30, 2022.

Six Months Ended June 30, 2023 versus Six Months Ended June 30, 2022

Wholesale Revenues

For the six months ended June 30, 2023, fuel revenue decreased by $198.1 million, or 11.7%, compared to the first half of 2022, of which the majority was attributable to fuel supply locations. Wholesale revenues were negatively impacted by a decrease in the average price of fuel in the first half of 2023 as compared to the first half of 2022, which was partially offset by a 6.7% increase in gallons sold. Of total gallons sold, the 2023 Acquisitions and the Quarles Acquisition contributed approximately 57.6 million, which were offset by lower volumes at legacy wholesale sites.

Wholesale Operating Income

For the six months ended June 30, 2023, fuel contribution decreased approximately $4.3 million (excluding intercompany charges by GPMP). Approximately $7.7 million of total fuel contribution was attributable to the 2023 Acquisitions and the Quarles Acquisition. At fuel supply locations, fuel contribution decreased by $2.9 million (excluding intercompany charges by GPMP), and fuel margin decreased for the first half of 2023 as compared to the first half of 2022, primarily due to decreased prompt pay discounts related to lower fuel costs and lower volumes at legacy wholesale sites, which was partially offset by the contribution from the 2023 Acquisitions and the Quarles Acquisition. At consignment agent locations, fuel contribution decreased $1.4 million (excluding intercompany charges by GPMP) and fuel margin also decreased for the first half of 2023 as compared to the first half of 2022, primarily due to lower rack-to-retail margins and decreased prompt pay discounts related to lower fuel costs, which was partially offset by the contribution from the 2023 Acquisitions and the Quarles Acquisition.

For the six months ended June 30, 2023, store operating expenses decreased $1.8 million compared to the six months ended June 30, 2022.

Fleet Fueling Segment

The table below shows the results of the fleet fueling segment for the three and six months ended June 30, 2023, together with certain key metrics for the segment. Because we added the fleet fueling segment only upon consummation of the Quarles Acquisition in July 2022, there are no comparable period results for three and six months ended June 30, 2022.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2023	2023
Revenues:	(in thousands)
Fuel revenue	$121,146	$248,640
Other revenues, net	1,676	2,627
Total revenues	122,822	251,267
Operating expenses:
Fuel costs	108,435	223,666
Store operating expenses	5,043	9,833
Total operating expenses	113,478	233,499
Operating income	$9,344	$17,768
Fuel gallons sold – proprietary cardlock locations	32,417	63,433
Fuel gallons sold – third-party cardlock locations	2,036	3,646
Fuel margin, cents per gallon[1] – proprietary cardlock locations	43.9	44.2
Fuel margin, cents per gallon[1] – third-party cardlock locations	7.7	4.9

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed fee charged by GPMP to sites in the fleet fueling segment.

The table below shows financial information and certain key metrics of recent acquisitions in the fleet fueling segment that do not have comparable information for the prior periods.

	For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
	Quarles [1]	WTG [2]	Total	Quarles [1]	WTG [2]	Total
	(in thousands)
Date of Acquisition:	Jul 22, 2022	Jun 6, 2023		Jul 22, 2022	Jun 6, 2023
Revenues:
Fuel revenue	$115,986	$5,160	$121,146	$243,480	$5,160	$248,640
Other revenues, net	1,640	36	1,676	2,591	36	2,627
Total revenues	117,626	5,196	122,822	246,071	5,196	251,267
Operating expenses:
Fuel costs	104,063	4,372	108,435	219,294	4,372	223,666
Store operating expenses	4,915	128	5,043	9,705	128	9,833
Total operating expenses	108,978	4,500	113,478	228,999	4,500	233,499
Operating income	$8,648	$696	$9,344	$17,072	$696	$17,768
Fuel gallons sold	32,988	1,465	34,453	65,614	1,465	67,079

1 Includes only the fleet fueling business acquired in the Quarles Acquisition.

2 Includes only the fleet fueling business acquired in the WTG Acquisition.

Three Months Ended June 30, 2023

Fleet Fueling Revenues

For the three months ended June 30, 2023, fuel revenue was primarily driven by the average price of diesel fuel in the second quarter of 2023.

Fleet Fueling Operating Income

For the three months ended June 30, 2023, fuel contribution was approximately $14.4 million (excluding intercompany charges by GPMP).

Six Months Ended June 30, 2023

Fleet Fueling Revenues

For the six months ended June 30, 2023, fuel revenue was primarily driven by the average price of diesel fuel in the first half of 2023.

Fleet Fueling Operating Income

For the six months ended June 30, 2023, fuel contribution was approximately $28.2 million (excluding intercompany charges by GPMP).

GPMP Segment

The table below shows the results of the GPMP segment for the three and six months ended June 30, 2023 and 2022, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:	(in thousands)
Fuel revenue - inter-segment	$1,364,041	$1,738,243	$2,504,106	$3,013,964
Fuel revenue - external customers	1,057	1,571	1,798	2,733
Other revenues, net	277	258	447	512
Other revenues, net - inter-segment	2,745	—	5,302	—
Total revenues	1,368,120	1,740,072	2,511,653	3,017,209
Operating expenses:
Fuel costs	1,338,489	1,715,672	2,456,786	2,969,654
General and administrative expenses	781	759	1,553	1,465
Depreciation and amortization	1,842	1,842	3,684	3,684
Total operating expenses	1,341,112	1,718,273	2,462,023	2,974,803
Operating income	$27,008	$21,799	$49,630	$42,406
Fuel gallons sold - inter-segment	532,050	481,794	982,269	939,467
Fuel gallons sold - external customers	397	431	680	827
Fuel margin, cents per gallon[1]	5.0	5.0	5.0	5.0

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended June 30, 2023 versus Three Months Ended June 30, 2022

GPMP Revenues

For the three months ended June 30, 2023, fuel revenue decreased by $374.7 million compared to the second quarter of 2022. The decrease in fuel revenue was attributable to a decrease in the average price of fuel, which was partially offset by an increase in gallons sold as compared to the second quarter of 2022.

For the three months ended June 30, 2023 and 2022, other revenues, net were each $0.3 million and primarily related to rental income from certain sites leased to dealers. Inter-segment other revenues, net related to the fixed fee primarily charged to sites in the fleet fueling segment (currently 5.0 cents per gallon sold), which began in July 2022.

GPMP Operating Income

Fuel margin increased by $2.5 million for the second quarter of 2023, as compared to the second quarter of 2022, primarily due to greater gallons sold to the retail and wholesale segments at a fixed margin.

For the three months ended June 30, 2023, total general, administrative, depreciation and amortization expenses were similar with those in the comparable prior year period.

Six Months Ended June 30, 2023 versus Six Months Ended June 30, 2022

GPMP Revenues

For the six months ended June 30, 2023, fuel revenue decreased by $510.8 million compared to the first half of 2022. The decrease in fuel revenue was attributable to a decrease in the average price of fuel, which was partially offset by an increase in gallons sold as compared to the first half of 2022.

For the six months ended June 30, 2023 and 2022, other revenues, net were $0.4 million and $0.5 million, respectively, and primarily related to rental income from certain sites leased to dealers. Inter-segment other revenues, net related to the fixed fee primarily charged to sites in the fleet fueling segment (currently 5.0 cents per gallon sold), which began in July 2022.

GPMP Operating Income

Fuel margin increased by $2.1 million for the first half of 2023, as compared to the first half of 2022, primarily due to greater gallons sold to the retail and wholesale segments at a fixed margin.

For the six months ended June 30, 2023, total general, administrative, depreciation and amortization expenses were similar with those in the comparable prior year period.

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

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$14,479	$31,806	$11,952	$34,124
Interest and other financing expenses, net	20,160	7,339	33,762	23,314
Income tax expense	5,014	9,157	2,856	10,162
Depreciation and amortization	32,837	24,353	61,236	48,989
EBITDA	72,490	72,655	109,806	116,589
Non-cash rent expense (a)	3,760	1,791	6,558	3,737
Acquisition costs (b)	3,277	823	6,853	1,504
Loss on disposal of assets and impairment charges (c)	2,991	1,207	3,278	1,971
Share-based compensation expense (d)	4,555	3,108	8,624	5,882
Loss (income) from equity investment (e)	27	(28)	63	(37)
Adjustment to contingent consideration (f)	(922)	(526)	(1,624)	(526)
Other (g)	64	15	168	33
Adjusted EBITDA	$86,242	$79,045	$133,726	$129,153

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

As of June 30, 2023, we were in a strong liquidity position of approximately $822 million, consisting of approximately $220 million of cash and cash equivalents and approximately $602 million of availability under our lines of credit. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations from our existing cash balances. As of June 30, 2023, we had no outstanding borrowings under our $140 million PNC Line of Credit (as defined below), $7.7 million of unused availability under the M&T equipment line of credit, described below, and $461.2 million of unused availability under our $800 million Capital One Line of Credit (as defined below), which may increase to $1.0 billion, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms.

The Board declared, and the Company paid, dividends of $0.03 per share of common stock on both March 21, 2023 and June 1, 2023, totaling approximately $7.2 million. Additionally, the Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on September 1, 2023 to stockholders of record as of August 15, 2023. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will evaluate dividend payments within the context of our overall capital allocation strategy on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends.

In May 2023, we announced that our Board authorized an increase to our share repurchase program from $50.0 million to up to an aggregate of $100.0 million of our outstanding shares of common stock. During the six months ended June 30, 2023, we repurchased approximately 1.6 million shares of common stock under the repurchase program for approximately $11.9 million, or an average share price of $7.57. The share repurchase program does not have a stated expiration date. Whether and the extent to which we repurchase shares depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c)of the Exchange Act, privately negotiated transactions, pursuant to accelerated share repurchase agreements entered into with one or more counterparties, or otherwise.

To date, we have funded capital expenditures primarily through funds generated from operations, funds received from vendors, sale-leaseback transactions, the issuance of debt, and existing cash. Future capital required to finance operations, acquisitions, and raze-and-rebuild, functionally and fully remodel and update stores is expected to come from cash on hand, cash generated by operations, availability under lines of credit, and additional long-term debt and equipment leases, as circumstances may dictate. In both the short-term and long-term, we currently expect that our capital spending program will be primarily focused on expanding our store base through acquisitions, razing-and-rebuilding, remodeling and updating stores, and maintaining our owned properties and equipment, including upgrading all fuel dispensers to be EMV-compliant. We expect to spend a total of approximately $8 million in the current year to upgrade substantially all our fuel dispensers to be EMV-compliant. We do not expect such capital needs to adversely affect liquidity.

Cash Flows for the Six Months Ended June 30, 2023 and 2022

Net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2023 and 2022 were as follows:

	For the Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$45,986	$72,162
Investing activities	(235,224)	(22,602)
Financing activities	107,768	(59,381)
Effect of exchange rates	(21)	(121)
Total	$(81,491)	$(9,942)

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

For the six months ended June 30, 2023, cash flows provided by operating activities were $46.0 million compared to $72.2 million for the six months ended June 30, 2022. The decrease was primarily the result of approximately $6.5 million of higher net interest payments, approximately $15.6 million of higher net tax payments and the investment in working capital associated with the WTG Acquisition, which was partially offset by an increase in Adjusted EBITDA.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the six months ended June 30, 2023, cash used in investing activities increased by $212.6 million compared to the six months ended June 30, 2022. For the six months ended June 30, 2023, we spent $50.0 million for capital expenditures, including the purchase of certain fee properties, upgrades to fuel dispensers and other investments in our stores. The net consideration paid for the recent acquisitions was $481.6 million, which included $373.0 million paid by Oak Street, reflecting our net cash outflow of $108.6 million.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount of our lines of credit and debt, distributions to non-controlling interests and issuance of common and preferred stock, net of dividends paid and common stock repurchases.

For the six months ended June 30, 2023, financing activities consisted primarily of net receipts of $63.7 million for long-term debt, $80.4 million of consideration paid by Oak Street related to the 2023 Acquisitions, which transactions with Oak Street were accounted for as sale-leasebacks (see Note 3 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q), payment of $9.8 million for the Ares Put Option, repayments of $2.9 million for financing leases, $7.2 million for dividend payments on common stock, $2.9 million for dividend payments on the Series A redeemable preferred stock and $13.6 million for common stock repurchases.

Credit Facilities and Senior Notes

Senior Notes

The Company has $450 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”). The Senior Notes are guaranteed, on an unsecured senior basis, by certain of the Company’s wholly owned domestic subsidiaries (the “Guarantors”). The indenture governing the Senior Notes contains customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, (vii) effect mergers and (viii) incur indebtedness. The Senior Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ respective existing and future senior unsubordinated indebtedness and are effectively subordinated to all of the Company’s and the Guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated to any existing and future obligations of subsidiaries of the Company that are not Guarantors.

Financing Agreement with PNC

GPM and certain subsidiaries have a financing arrangement (as amended, the “PNC Credit Agreement”) with PNC Bank National Association (“PNC”) to provide a line of credit with an aggregate principal amount of up to $140 million for purposes of financing working capital (the “PNC Line of Credit”).

The PNC Line of Credit bears interest, as elected by GPM at: (a) SOFR Adjusted plus Term SOFR (as defined in the agreement) plus a margin of 1.25% to 1.75% or (b) a rate per annum equal to the alternate base rate (as defined in the agreement) plus a margin of 0% to 0.50%. Every quarter, the SOFR margin rate and the alternate base rate margin rate are updated based on the quarterly average undrawn availability of the line of credit. The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. As of June 30, 2023, $7.3 million of letters of credit were outstanding under the PNC Credit Agreement.

Financing Agreements with M&T Bank

GPM has a financing arrangement with M&T Bank to provide a three-year $20.0 million line of credit for purchases of equipment, which line may be borrowed in tranches, as described below, and an aggregate principal amount of $35.0 million of a real estate loan (the “M&T Term Loan”). As of June 30, 2023, approximately $7.7 million remained available under the line of credit.

Each additional equipment loan tranche will have a three-year term, payable in equal monthly payments of principal plus interest, and will accrue a fixed rate of interest equal to M&T Bank’s three-year cost of funds as of the applicable date of such tranche, plus 3.00%. The M&T Term Loan bears interest at SOFR Adjusted (as defined in the agreement) plus 3.00%, matures in June 2026 and is payable in monthly installments based on a fifteen-year amortization schedule, with the balance of the loan payable at maturity.

Financing agreement with a syndicate of banks led by Capital One, National Association (“Capital One”)

GPMP has a revolving credit facility with a syndicate of banks led by Capital One, National Association, in an aggregate principal amount of up to $800 million (the “Capital One Line of Credit”). At GPMP’s request, the Capital One Line of Credit can be increased up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or from other banks, and subject to certain terms as detailed in the Capital One Line of Credit. The revolving credit facility matures on May 5, 2028. As of June 30, 2023, approximately $338.3 million was drawn on the Capital One Line of Credit, and approximately $461.2 million was available thereunder.

The Capital One Line of Credit bears interest, as elected by GPMP at: (a) Adjusted Term SOFR (as defined in the agreement) plus a margin of 2.25% to 3.25% or (b) a rate per annum equal to the alternate base rate (as defined in the agreement) plus a margin of 1.25% to 2.25%. The margin is determined according to a formula in the Capital One Line of Credit that depends on GPMP’s leverage. As of June 30, 2023, $0.5 million of letters of credit were outstanding under the Capital One Line of Credit.

Critical Accounting Policies and Estimates

For the six months ended June 30, 2023, there were no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that have had a material impact on our condensed consolidated financial statements and related notes.

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

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The Senior Notes bear a fixed interest rate, therefore, an increase or decrease in prevailing interest rates has no impact on our debt service for the Senior Notes. As of June 30, 2023, the interest rate on our Capital One Line of Credit was 7.7% and the interest rate on our M&T Term Loan was 8.3%. As of June 30, 2022, the interest rate on our Capital One Line of Credit was 3.6% and the interest rate on our M&T Term Loan was 4.8%. As of June 30, 2023, approximately 44% of our debt bore interest at variable rates, therefore, our exposure was marginally low. If our applicable interest rates increase by 1%, then our debt service on an annual basis would increase by approximately $3.7 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our share repurchase activity for the quarter ended June 30, 2023 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)

April 1, 2023 to April 30, 2023	—	$—	—	$10,295
May 1, 2023 to May 31, 2023	642,461	7.36	642,461	55,566
June 1, 2023 to June 30, 2023	844,888	7.69	844,888	49,071
Total	1,487,349	$7.55	1,487,349	$49,071

(1)
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorizes the repurchase of up to $100 million of our common stock. We publicly announced this program on February 23, 2022 and announced the increased amount authorized to be repurchased on May 16, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit 3.1	Composite Amended and Restated Certificate of Incorporation of ARKO Corp.

Exhibit 10.1+

Second Amended and Restated Credit Agreement, dated May 5, 2023, by and among GPM Petroleum LP, the guarantors party thereto, Capital One, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 8, 2023).

Exhibit 10.2*+

Third Amendment dated as of May 2, 2023 to Standby Real Estate Purchase, Designation and Lease Program by and between GPM Investments, LLC and GPM Portfolio Owner LLC and Oak Street Real Estate Capital Fund VI OP, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on May 8, 2023).

Exhibit 31.1

Certification by Arie Kotler, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2023.

Exhibit 31.2

Certification by Donald Bassell, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2023.

Exhibit 32.1

Certification by Arie Kotler, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2023.

Exhibit 32.2

Certification by Donald Bassell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2023.

101

The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.

* Pursuant to Item 601(b)(10)(iv) of Regulation S-K, portions of this exhibit have been omitted because the Company customarily and actually treats the omitted portions as private or confidential, and such portions are not material. The Company will supplementally provide a copy of an unredacted copy of this exhibit to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2023		ARKO Corp.

	By:	/s/ Arie Kotler
	Name:	Arie Kotler
	Title:	President, Chief Executive Officer and Chairman of the Board
(on behalf of the Registrant and as Principal Executive Officer)