Form 10-Q
period 2023-09-30
ARKO Corp.
filed 2023-11-06
CIK 1823794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023.

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

As of November 3, 2023, the registrant had 116,809,202 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

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
•
our ability to successfully implement our growth strategies;
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
•
unfavorable weather conditions;
•
we may be held liable for fraudulent credit card transactions;
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

Item 1. Financial Statements

ARKO Corp.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$204,237	$298,529
Restricted cash	16,203	18,240
Short-term investments	3,375	2,400
Trade receivables, net	179,529	118,140
Inventory	266,061	221,951
Other current assets	116,835	87,873
Total current assets	786,240	747,133
Non-current assets:
Property and equipment, net	760,391	645,809
Right-of-use assets under operating leases	1,408,208	1,203,188
Right-of-use assets under financing leases, net	179,490	182,113
Goodwill	278,261	217,297
Intangible assets, net	212,807	197,123
Equity investment	2,847	2,924
Deferred tax asset	47,107	22,728
Other non-current assets	44,433	36,855
Total assets	$3,719,784	$3,255,170
Liabilities
Current liabilities:
Long-term debt, current portion	$15,947	$11,944
Accounts payable	249,406	217,370
Other current liabilities	187,943	154,097
Operating leases, current portion	65,433	57,563
Financing leases, current portion	9,213	5,457
Total current liabilities	527,942	446,431
Non-current liabilities:
Long-term debt, net	812,166	740,043
Asset retirement obligation	80,442	64,909
Operating leases	1,414,609	1,218,045
Financing leases	228,424	225,907
Other non-current liabilities	269,401	178,945
Total liabilities	3,332,984	2,874,280
Commitments and contingencies - see Note 12
Series A redeemable preferred stock (no par value) - authorized: 1,000,000 shares; issued and outstanding: 1,000,000 and 1,000,000 shares, respectively; redemption value: $100,000 and $100,000, in the aggregate respectively	100,000	100,000
Shareholders' equity:
Common stock (par value $0.0001) - authorized: 400,000,000 shares; issued: 125,268,525 and 124,727,496 shares, respectively; outstanding: 117,301,820 and 120,074,542 shares, respectively	12	12
Treasury stock, at cost - 7,966,705 and 4,652,954 shares, respectively	(65,554)	(40,042)
Additional paid-in capital	243,271	229,995
Accumulated other comprehensive income	9,119	9,119
Retained earnings	99,965	81,750
Total shareholders' equity	286,813	280,834
Non-controlling interest	(13)	56
Total equity	286,800	280,890
Total liabilities, redeemable preferred stock and equity	$3,719,784	$3,255,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Fuel revenue	$2,086,392	$1,979,574	$5,705,156	$5,648,954
Merchandise revenue	506,425	445,822	1,391,274	1,244,558
Other revenues, net	29,237	24,251	83,141	69,209
Total revenues	2,622,054	2,449,647	7,179,571	6,962,721
Operating expenses:
Fuel costs	1,923,869	1,824,437	5,262,854	5,250,105
Merchandise costs	345,699	306,930	952,925	866,110
Store operating expenses	226,698	189,582	637,383	534,197
General and administrative expenses	44,116	35,954	127,192	100,695
Depreciation and amortization	33,713	26,061	94,949	75,050
Total operating expenses	2,574,095	2,382,964	7,075,303	6,826,157
Other expenses, net	3,885	951	11,561	3,269
Operating income	44,074	65,732	92,707	133,295
Interest and other financial income	9,371	2,676	18,897	2,509
Interest and other financial expenses	(23,950)	(22,472)	(67,238)	(45,619)
Income before income taxes	29,495	45,936	44,366	90,185
Income tax expense	(7,993)	(20,898)	(10,849)	(31,060)
Loss from equity investment	(14)	(44)	(77)	(7)
Net income	$21,488	$24,994	$33,440	$59,118
Less: Net income attributable to non-controlling interests	48	51	149	182
Net income attributable to ARKO Corp.	$21,440	$24,943	$33,291	$58,936
Series A redeemable preferred stock dividends	(1,449)	(1,449)	(4,301)	(4,301)
Net income attributable to common shareholders	$19,991	$23,494	$28,990	$54,635
Net income per share attributable to common shareholders - basic	$0.17	$0.20	$0.24	$0.45
Net income per share attributable to common shareholders - diluted	$0.17	$0.17	$0.24	$0.43
Weighted average shares outstanding:
Basic	118,389	120,074	119,505	121,950
Diluted	120,292	130,388	120,602	123,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Changes in Equity

(Unaudited, in thousands, except share data)

	Common Stock		Treasury	Additional	Accumulated Other	Retained	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	Earnings	Shareholders' Equity	Controlling Interests	Total Equity
Balance at July 1, 2022	120,074,961	$12	$(40,038)	$223,557	$9,119	$52,898	$245,548	$235	$245,783
Share-based compensation	—	—	—	3,145	—	—	3,145	—	3,145
Transactions with non-controlling interests	—	—	—	106	—	—	106	(106)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(60)	(60)
Dividends on redeemable preferred stock	—	—	—	—	—	(1,449)	(1,449)	—	(1,449)
Dividends declared (2 cents per share)	—	—	—	—	—	(2,402)	(2,402)	—	(2,402)
Common stock repurchased	(419)	—	(4)	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	24,943	24,943	51	24,994
Balance at September 30, 2022	120,074,542	$12	$(40,042)	$226,808	$9,119	$73,990	$269,887	$120	$270,007

Balance at July 1, 2023	118,842,462	$12	$(53,804)	$238,617	$9,119	$83,533	$277,477	$39	$277,516
Share-based compensation	—	—	—	4,614	—	—	4,614	—	4,614
Transactions with non-controlling interests	—	—	—	40	—	—	40	(40)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(60)	(60)
Dividends on redeemable preferred stock	—	—	—	—	—	(1,449)	(1,449)	—	(1,449)
Dividends declared (3 cents per share)	—	—	—	—	—	(3,559)	(3,559)	—	(3,559)
Common stock repurchased	(1,540,642)	—	(11,750)	—	—	—	(11,750)	—	(11,750)
Net income	—	—	—	—	—	21,440	21,440	48	21,488
Balance at September 30, 2023	117,301,820	$12	$(65,554)	$243,271	$9,119	$99,965	$286,813	$(13)	$286,800

	Common Stock		Treasury	Additional	Accumulated Other	Retained	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	Earnings	Shareholders' Equity	Controlling Interests	Total Equity
Balance at January 1, 2022	124,427,805	$12	$—	$217,675	$9,119	$26,646	$253,452	$224	$253,676
Share-based compensation	—	—	—	9,027	—	—	9,027	—	9,027
Transactions with non-controlling interests	—	—	—	106	—	—	106	(106)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(180)	(180)
Dividends on redeemable preferred stock	—	—	—	—	—	(4,301)	(4,301)	—	(4,301)
Dividends declared (6 cents per share)	—	—	—	—	—	(7,291)	(7,291)	—	(7,291)
Common stock repurchased	(4,652,954)	—	(40,042)	—	—	—	(40,042)	—	(40,042)
Vesting of restricted share units	286,359	—	—	—	—	—	—	—	—
Issuance of shares	13,332	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	58,936	58,936	182	59,118
Balance at September 30, 2022	120,074,542	$12	$(40,042)	$226,808	$9,119	$73,990	$269,887	$120	$270,007

Balance at January 1, 2023	120,074,542	$12	$(40,042)	$229,995	$9,119	$81,750	$280,834	$56	$280,890
Share-based compensation	—	—	—	13,238	—	—	13,238	—	13,238
Transactions with non-controlling interests	—	—	—	38	—	—	38	(38)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(180)	(180)
Dividends on redeemable preferred stock	—	—	—	—	—	(4,301)	(4,301)	—	(4,301)
Dividends declared (9 cents per share)	—	—	—	—	—	(10,775)	(10,775)	—	(10,775)
Common stock repurchased	(3,313,751)	—	(25,512)	—	—	—	(25,512)	—	(25,512)
Vesting and settlement of restricted share units	541,029	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	33,291	33,291	149	33,440
Balance at September 30, 2023	117,301,820	$12	$(65,554)	$243,271	$9,119	$99,965	$286,813	$(13)	$286,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$33,440	$59,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,949	75,050
Deferred income taxes	(4,028)	20,728
Loss on disposal of assets and impairment charges	5,543	3,389
Foreign currency loss	130	241
Amortization of deferred financing costs and debt discount	1,857	1,894
Amortization of deferred income	(6,302)	(7,269)
Accretion of asset retirement obligation	1,690	1,259
Non-cash rent	10,418	5,714
Charges to allowance for credit losses	1,021	473
Loss from equity investment	77	7
Share-based compensation	13,238	9,027
Fair value adjustment of financial assets and liabilities	(11,627)	(3,848)
Other operating activities, net	2,279	855
Changes in assets and liabilities:
Increase in trade receivables	(62,487)	(59,867)
Increase in inventory	(17,386)	(14,570)
Increase in other assets	(28,429)	(7,367)
Increase in accounts payable	29,667	37,493
Increase in other current liabilities	8,992	7,631
Increase (decrease) in asset retirement obligation	46	(94)
Increase in non-current liabilities	5,719	9,899
Net cash provided by operating activities	$78,807	$139,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from investing activities:
Purchase of property and equipment	$(75,603)	$(72,902)
Purchase of intangible assets	(45)	(176)
Proceeds from sale of property and equipment	307,106	140,380
Business acquisitions, net of cash	(494,904)	(191,203)
Decrease in investments, net	—	58,934
Repayment of loans to equity investment	—	174
Net cash used in investing activities	(263,446)	(64,793)
Cash flows from financing activities:
Receipt of long-term debt, net	78,833	51,450
Repayment of debt	(16,517)	(42,372)
Principal payments on financing leases	(4,237)	(5,014)
Proceeds from sale-leaseback	80,397	—
Payment of Additional Consideration	—	(2,085)
Payment of Ares Put Option	(9,808)	—
Common stock repurchased	(25,199)	(40,042)
Dividends paid on common stock	(10,775)	(7,291)
Dividends paid on redeemable preferred stock	(4,301)	(4,301)
Distributions to non-controlling interests	—	(180)
Net cash provided by (used in) financing activities	88,393	(49,835)
Net (decrease) increase in cash and cash equivalents and restricted cash	(96,246)	25,135
Effect of exchange rate on cash and cash equivalents and restricted cash	(83)	(109)
Cash and cash equivalents and restricted cash, beginning of period	316,769	272,543
Cash and cash equivalents and restricted cash, end of period	$220,440	$297,569
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of period	$298,529	252,141
Restricted cash, beginning of period	18,240	20,402
Cash and cash equivalents and restricted cash, beginning of period	$316,769	$272,543
Cash and cash equivalents, end of period	$204,237	$283,375
Restricted cash, end of period	16,203	14,194
Cash and cash equivalents and restricted cash, end of period	$220,440	$297,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Supplementary cash flow information:
Cash received for interest	$6,209	$344
Cash paid for interest	54,354	36,109
Cash received for taxes	831	211
Cash paid for taxes	28,576	5,069
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	$10,040	$5,523
Purchases of equipment in accounts payable and accrued expenses	17,718	7,615
Purchase of property and equipment under leases	5,229	15,041
Disposals of leases of property and equipment	4,149	18,605
Deferred consideration related to business acquisitions	47,059	—

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

The Company’s operations are primarily performed by its subsidiary, GPM Investments, LLC (“GPM”), a Delaware limited liability company. GPM is primarily engaged directly and through fully owned and controlled subsidiaries (directly or indirectly) in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations. The Company is also engaged in wholesale activity, which includes the supply of fuel to gas stations operated by third parties, and in fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites. As of September 30, 2023, GPM’s activity included the operation of 1,552 retail convenience stores, the supply of fuel to 1,825 gas stations operated by dealers and the operation of 295 cardlock locations, throughout more than 30 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

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

Interim Financial Statements

The accompanying condensed consolidated financial statements (“interim financial statements”) as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 are unaudited and have been prepared in accordance with GAAP for interim financial information and Regulation S-X set forth by the Securities and Exchange Commission (the “SEC”) for interim reporting. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying interim financial statements. However, they do not include all of the information and disclosures required by GAAP for complete financial statements. Therefore, the interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “annual financial statements”).

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

Fuel revenue and fuel cost of revenue included fuel taxes of $311.9 million, $274.8 million, $883.4 million and $750.3 million for the three and nine months ended September 30, 2023 and 2022, respectively.

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

The details of the TEG Acquisition were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$26,702
GPMP Capital One Line of Credit	55,000
Liability resulting from deferred purchase price	45,845
Receivable from TEG	(62)
Consideration provided by Oak Street	258,019
Total consideration	$385,504
Assets acquired and liabilities:
Cash and cash equivalents	$379
Inventory	20,259
Other assets	1,304
Property and equipment, net	268,660
Intangible assets	20,000
Right-of-use assets under operating leases	69,254
Environmental receivables	2,664
Deferred tax asset	19,135
Total assets	401,655
Other liabilities	(2,087)
Environmental liabilities	(2,939)
Asset retirement obligations	(10,875)
Operating leases	(57,569)
Total liabilities	(73,470)
Total identifiable net assets	328,185
Goodwill	$57,319

Consideration paid in cash	$81,702
Consideration provided by Oak Street	258,019
Less: cash and cash equivalent balances acquired	(379)
Net cash outflow	$339,342

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

As a result of the preliminary accounting treatment of the TEG Acquisition, the Company recorded goodwill of approximately $57.3 million, all of which was allocated to the GPMP segment attributable to the opportunity to add a significant amount of volume to the GPMP segment. None of the goodwill recognized is tax deductible for U.S. income tax purposes.

Acquisition-related costs amounting to approximately $0.4 million and $3.3 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively. Approximately $0.3 million of acquisition-related costs were recognized for the three and nine months ended September 30, 2022.

Results of operations for the TEG Acquisition for the period subsequent to the acquisition closing date were included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023. For the period from the TEG Acquisition closing date through September 30, 2023, the Company recognized $564.3 million in revenues and $2.3 million of net loss related to the TEG Acquisition. For the three months ended September 30, 2023, the Company recognized $247.2 million in revenues and $0.4 million of net income related to the TEG Acquisition.

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

The details of the WTG Acquisition were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$11,471
GPMP Capital One Line of Credit	19,200
Consideration provided by Oak Street	115,041
Total consideration	$145,712
Assets acquired and liabilities:
Cash and cash equivalents	$60
Inventory	5,694
Other assets	149
Property and equipment, net	128,396
Intangible assets	14,800
Right-of-use assets under operating leases	1,812
Environmental receivables	4
Total assets	150,915
Other liabilities	(598)
Environmental liabilities	(136)
Asset retirement obligations	(2,730)
Operating leases	(1,739)
Total liabilities	(5,203)
Total identifiable net assets	145,712
Goodwill	$—

Consideration paid in cash	$30,671
Consideration provided by Oak Street	115,041
Less: cash and cash equivalent balances acquired	(60)
Net cash outflow	$145,652

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

Acquisition-related costs amounting to approximately $0.1 million and $2.2 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively. No material acquisition-related costs were recognized for the three and nine months ended September 30, 2022.

Results of operations for the WTG Acquisition for the period subsequent to the acquisition closing date were included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023. For the period from the WTG Acquisition closing date through September 30, 2023, the Company recognized $68.9 million in revenues and $0.6 million of net income related to the WTG Acquisition. For the three months ended September 30, 2023, the Company recognized $54.0 million in revenues and $0.4 million of net income related to the WTG Acquisition.

Speedy Acquisition

On August 15, 2023, the Company acquired from a third party seven company-operated convenience stores located in Arkansas and Oklahoma (the “Speedy Acquisition”). Prior to the acquisition, the Company had supplied fuel to these sites, which had been operated by an independent dealer. The consideration at closing was approximately $13.7 million including cash and inventory in the stores on the closing date, of which approximately $10.4 million was paid by Oak Street under the Program Agreement for fee simple ownership in three of the properties. At the closing, pursuant to the Program Agreement, the Company entered into a master lease with Oak Street for the sites Oak Street acquired under customary lease terms. For accounting purposes, the transaction with Oak Street was treated as a sale-leaseback and the Company recorded right of use assets and operating lease liabilities of approximately $8.8 million in connection therewith. As of the closing, the Company leases the remaining four sites from the seller and Oak is expected to purchase the fee simple ownership in these sites from the seller, for approximately $10.3 million, within twenty months from the closing of the Speedy Acquisition, and then lease these sites to the Company.

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

Impact of Acquisitions (unaudited)

The unaudited supplemental pro forma financial information presented below was prepared based on the historical information of the Company and the acquired operations and gives pro forma effect to the acquisitions using the assumption that the Speedy Acquisition, the WTG Acquisition, the TEG Acquisition, the Pride Acquisition and the acquisition of 184 Quarles cardlock sites and 46 dealer locations on July 22, 2022 (the “Quarles Acquisition”) had occurred at the beginning of each period presented below. The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the acquisitions or any integration costs. The unaudited pro forma financial information is not necessarily indicative of what the actual results of operations would have been had the acquisitions occurred at the beginning of each period presented below nor is it indicative of future results.

	For the Nine Months Ended September 30,
	2023	2022
	(unaudited)
	(in thousands)
Total revenue	$7,603,426	$8,887,740
Net income	27,417	55,843

4. Debt

The components of debt were as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Senior Notes	$444,230	$443,648
M&T debt	46,782	49,023
Capital One line of credit	331,665	256,430
Insurance premium notes	5,436	2,886
Total debt, net	$828,113	$751,987
Less current portion	(15,947)	(11,944)
Total long-term debt, net	$812,166	$740,043

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

M&T Bank Credit Agreement

On September 28, 2023, GPM amended its credit agreement with M&T Bank (the “M&T Credit Agreement”) to increase the line of credit for purchases of equipment thereunder from $20.0 million to $45.0 million, which may be borrowed in tranches, advanced until September 28, 2026. Concurrent with entry into such amendment, GPM borrowed approximately $4.8 million under the line of credit primarily to purchase certain equipment. The M&T Credit Agreement provides that each additional equipment loan tranche will have a term of up to five years from the date it is advanced, payable in equal monthly payments of principal plus interest equal to SOFR (as defined in the M&T Credit Agreement) plus 2.75%. The equipment loans are secured by the equipment acquired with the proceeds of such loans along with real estate pledged to M&T for real estate loans.

5. Leases

As of September 30, 2023, the Company leased 1,289 of the convenience stores that it operates, 209 dealer locations, 156 cardlock locations and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years each. Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges and fuel dispensers.

The components of lease cost recorded on the condensed consolidated statements of operations were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$2,695	$3,020	$8,333	$9,104
Interest on lease liabilities	4,229	4,226	12,533	12,857
Operating lease costs included in store operating expenses	46,939	36,758	134,275	105,411
Operating lease costs included in general and administrative expenses	553	473	1,674	1,211
Lease cost related to variable lease payments, short-term leases and leases of low value assets	556	602	1,957	1,815
Right-of-use asset impairment charges and loss on disposals of leases	2,019	911	3,473	911
Total lease costs	$56,991	$45,990	$162,245	$131,309

Supplemental balance sheet data related to leases was as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Operating leases
Weighted average remaining lease term (in years)	14.2	14.1
Weighted average discount rate	7.8%	7.7%
Financing leases
Weighted average remaining lease term (in years)	22.1	23.4
Weighted average discount rate	7.2%	7.2%

As of September 30, 2023, maturities of lease liabilities for operating lease obligations and financing lease obligations having an initial or remaining non-cancelable lease terms in excess of one year were presented in the table below. The minimum lease payments presented below include periods where an option is reasonably certain to be exercised and do not take into consideration any future consumer price index adjustments for these agreements.

	Operating	Financing
	(in thousands)
October 2023 through September 2024	$175,877	$26,233
October 2024 through September 2025	177,272	27,100
October 2025 through September 2026	177,298	20,814
October 2026 through September 2027	174,992	20,777
October 2027 through September 2028	170,208	21,005
Thereafter	1,662,918	409,024
Gross lease payments	$2,538,565	$524,953
Less: imputed interest	(1,058,523)	(287,316)
Total lease liabilities	$1,480,042	$237,637

6. Financial Derivative Instruments

The Company makes limited use of derivative instruments (futures contracts) to manage certain risks related to diesel fuel prices. The Company does not hold any derivatives for speculative purposes, and it does not use derivatives with leveraged or complex features. The Company currently uses derivative instruments that are traded primarily over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has designated its derivative contracts as fair value hedges of firm commitments.

As of September 30, 2023, the Company had fuel futures contracts in place to hedge approximately 1.8 million gallons of diesel fuel for which the Company had a firm commitment to purchase. As of September 30, 2023 and December 31, 2022, the Company had asset derivatives with fair values of approximately $0.05 million and $0.5 million, respectively, recorded in other current assets and firm commitments with fair values of approximately $0.05 million and $0.5 million, respectively, recorded in other current liabilities on the condensed consolidated balance sheets.

As of September 30, 2023 and December 31, 2022, there was $0.05 million and $0.5 million, respectively, of cash collateral provided to counterparties that was classified as restricted cash on the condensed consolidated balance sheet. All cash flows associated with purchasing and selling fuel derivative instruments are classified as other operating activities, net cash flows in the condensed consolidated statements of cash flows.

7. Equity

The Company’s board of directors (the “Board”) declared and the Company paid dividends of $0.03 per share of common stock on each of March 21, 2023, June 1, 2023 and September 1, 2023, totaling approximately $10.8 million in the nine months ended September 30, 2023. The amount and timing of dividends payable on the common stock are within the sole discretion of the Board, which will evaluate dividend payments within the context of the Company’s overall capital allocation strategy on an ongoing basis, giving consideration to its current and forecast earnings, financial condition, cash requirements and other factors. As a result of the aggregate amount of dividends paid on the common stock through September 30, 2023, the conversion price of the Company’s Series A convertible preferred stock has been adjusted from $12.00 to $11.82 per share, as were the threshold share prices in the Deferred Shares agreement (as defined in Note 10). The Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on December 1, 2023 to stockholders of record as of November 17, 2023.

In February 2022, the Board authorized a share repurchase program for up to an aggregate of $50 million of outstanding shares of common stock and in May 2023, the Board increased the size of the share repurchase program to $100.0 million. The share repurchase program does not have an expiration date. In the three and nine months ended September 30, 2023, the Company repurchased approximately 1.5 million and 3.1 million shares of common stock, respectively, under the repurchase program for approximately $11.6 million and $23.5 million, or an average share price of $7.53 and $7.55, respectively.

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

Stock Options

The following table summarizes share activity related to stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands)				(in thousands)
Options Outstanding, December 31, 2022	897	$9.24		9.0	$77
Granted	409	8.58	3.27
Options Outstanding, September 30, 2023	1,306	$9.03		8.6	$—

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s common stock on September 30, 2023 and December 31, 2022.

In the nine months ended September 30, 2023, 352 thousand stock options vested.

As of September 30, 2023, total unrecognized compensation cost related to unvested stock options was approximately $1.9 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes option pricing model. The following table summarizes the assumptions utilized in the valuation of the stock option awards granted in the nine months ended September 30, 2023:

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

Restricted Stock Units

The following table summarizes share activity related to RSUs:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested RSUs, December 31, 2022	3,115	$8.90
Granted	1,750	8.39
Released	(630)	8.97
Forfeited	(37)	9.22
Performance-based share adjustment	144	8.13
Nonvested RSUs, September 30, 2023	4,342	$8.66

In the nine months ended September 30, 2023, 125,246 RSUs were issued to non-employee directors. These awards are included in the table above under restricted stock units. There were 287,332 and 198,170 RSUs issued to non-employee directors outstanding as of September 30, 2023 and December 31, 2022, respectively.

The fair value of RSUs released during the nine months ended September 30, 2023 was $5.4 million.

In the nine months ended September 30, 2023, the Company granted a target of 1,134,280 performance-based RSUs (“PSUs”). The PSUs were awarded to certain members of senior management and provide for cliff vesting, generally at the end of a three-year period, subject to the achievement of specific key financial metrics measured over such period. The number of PSUs that will ultimately vest is contingent upon the achievement of these key financial metrics at the end of the relevant performance period. The Company assesses the probability of achieving these metrics on a quarterly basis.

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

As of September 30, 2023, total unrecognized compensation cost related to RSUs and PSUs was approximately $19.3 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Share-Based Compensation Cost

Total share-based compensation cost recorded collectively for employees, non-employees and members of the Board for the three and nine months ended September 30, 2023 and 2022 was $4.6 million, $3.1 million, $13.2 million and $9.0 million, respectively, and included in general and administrative expenses on the condensed consolidated statements of operations.

9. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income available to common stockholders	$19,991	$23,494	$28,990	$54,635
Dividends on redeemable preferred stock	—	1,449	—	—
Changes in fair value of Ares Put Option (See Note 10)	—	(2,425)	—	(1,894)
Net income available to common stockholders after assumed conversions	$19,991	$22,518	$28,990	$52,741

Weighted average common shares outstanding — Basic	118,389	120,074	119,505	121,950
Effect of dilutive securities:
Restricted share units	1,903	1,182	1,097	618
Ares Put Option	—	757	—	959
Redeemable preferred stock	—	8,375	—	—
Weighted average common shares outstanding — Diluted	120,292	130,388	120,602	123,527
Net income per share available to common stockholders — Basic	$0.17	$0.20	$0.24	$0.45
Net income per share available to common stockholders — Diluted	$0.17	$0.17	$0.24	$0.43

The following potential shares of common stock have been excluded from the computation of diluted net income per share because their effect would have been antidilutive:

	As of September 30,
	2023	2022
	(in thousands)
Stock options	1,306	897
Ares warrants	1,100	1,100
Public and Private warrants	17,333	17,333

The effect of the potential shares of common stock issuable upon conversion of the redeemable preferred stock was antidilutive for the three months ended September 30, 2023 and the nine months ended September 30, 2023 and 2022, and such shares were excluded from the computation of diluted net income per share.

10. Fair Value Measurements and Financial Instruments

The fair value of cash and cash equivalents, restricted cash, short-term investments, trade receivables, accounts payable and other current liabilities approximated their carrying values as of September 30, 2023 and December 31, 2022 primarily due to the short-term maturity of these instruments. On October 21, 2021, the Company completed a private offering of $450 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”). Based on market trades of the Senior Notes close to September 30, 2023 and December 31, 2022 (Level 1 fair value measurement), the fair value of the Senior Notes was estimated at approximately $365.1 million and $354.7 million, respectively, compared to a gross carrying value of $450 million at September 30, 2023 and December 31, 2022. The fair value of the other long-term debt approximated their carrying values as of September 30, 2023 and December 31, 2022 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of fuel futures contracts was determined using NYMEX quoted values.

The contingent consideration from the acquisition of the business of Empire Petroleum Partners, LLC is measured at fair value at the end of each reporting period and amounted to $3.3 million and $3.7 million as of September 30, 2023 and December 31, 2022, respectively. The fair value methodology for the contingent consideration liability is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. Approximately $0.1 million, $0.1 million, $0.3 million and $(0.3) million were recorded as components of interest and other financial expenses (income) in the condensed consolidated statements of operations for the change in the fair value of the contingent consideration for the three and nine months ended September 30, 2023 and 2022, respectively, and approximately $1.0 million, $(1.6) million, $(0.7) million and $(2.1) million of expenses (income) were recorded as components of other expenses, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, respectively.

The public warrants to purchase the Company’s common stock (the “Public Warrants”), of which approximately 14.8 million were outstanding as of September 30, 2023, are measured at fair value at the end of each reporting period and amounted to $15.8 million and $25.9 million as of September 30, 2023 and December 31, 2022, respectively. The fair value methodology for the Public Warrants is categorized as Level 1. Approximately $(6.2) million, $5.3 million, $(10.1) million and $0.1 million were recorded as components of interest and other financial (income) expenses in the condensed consolidated statements of operations for the change in the fair value of the Public Warrants for the three and nine months ended September 30, 2023 and 2022, respectively.

The private warrants to purchase the Company’s common stock (the “Private Warrants”), of which approximately 2.5 million were outstanding as of September 30, 2023, are measured at fair value at the end of each reporting period and amounted to $2.4 million and $4.5 million as of September 30, 2023 and December 31, 2022, respectively. The fair value methodology for the Private Warrants is categorized as Level 2 because certain inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Private Warrants have been recorded at fair value based on a Black-Scholes option pricing model with the following material assumptions based on observable and unobservable inputs:

September 30, 2023
Expected term (in years)	2.2
Expected dividend rate	1.7%
Volatility	45.3%
Risk-free interest rate	5.0%
Strike price	$11.50

For the change in the fair value of the Private Warrants, approximately $(1.1) million, $1.1 million, $(2.1) million and $0.3 million were recorded as components of interest and other financial (income) expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, respectively.

The Haymaker Founders (as defined in Note 17 to the annual financial statements) will be entitled to up to 200 thousand shares of common stock to be issued subject to the number of incremental shares of common stock issued to the holders of the Series A redeemable preferred stock not being higher than certain thresholds (the “Deferred Shares”). The Deferred Shares are measured at fair value at the end of each reporting period and amounted to $1.2 million and $1.4 million as of September 30, 2023 and December 31, 2022, respectively. The fair value methodology for the Deferred Shares is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

September 30, 2023
Expected term (in years)	3.7
Volatility	36.2%
Risk-free interest rate	4.7%
Stock price	$7.15

Approximately $(0.1) million, $0.2 million, $(0.3) million and $0 were recorded as components of interest and other financial (income) expenses in the condensed consolidated statements of operations for the change in the fair value of the Deferred Shares for the three and nine months ended September 30, 2023 and 2022, respectively.

The Company entered into an agreement with Ares Capital Corporation (“Ares”) and certain of its affiliates (the “Ares Put Option”), which guaranteed Ares a value of approximately $27.3 million (including all dividend payments received by Ares) at the end of February 2023 for the shares of common stock that the Company issued in consideration for its acquisition in December 2020 of equity in GPM (the “Ares Shares”). The Company and Ares agreed that in lieu of the Company issuing to Ares additional shares of common stock in accordance with the Ares Put Option or purchasing the Ares Shares, Ares would retain the Ares Shares, and the Company would pay approximately $9.8 million in cash to Ares in full satisfaction of the Company’s obligations related to the Ares Put Option. The Company made this payment on April 14, 2023, and the Ares Put Option terminated. The Ares Put Option had been measured at fair value at the end of each reporting period and amounted to $8.6 million as of December 31, 2022.

Approximately $0, $(2.4) million, $1.2 million and $(1.9) million were recorded as components of interest and other financial (income) expenses in the condensed consolidated statements of operations for the change in the fair value of the Ares Put Option for the three and nine months ended September 30, 2023 and 2022, respectively.

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

The “All Other” segment includes the results of non-reportable segments which do not meet both quantitative and qualitative criteria as defined under ASC 280, Segment Reporting. The Company revised the composition of the “All Other” segment in the third quarter of 2022 in conjunction with the closing of the Quarles Acquisition.

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

Inter-segment transactions primarily included the distribution of fuel by GPMP to GPM and substantially all of its sites that sell fuel (both in the retail and wholesale segments) and charges by GPMP to sites that sell fuel in the fleet fueling segment and certain Company sites which are not supplied by GPMP. The effect of these inter-segment transactions was eliminated in the condensed consolidated financial statements.

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended September 30, 2023	(in thousands)
Revenues
Fuel revenue	$1,086,405	$843,891	$145,496	$1,044	$9,556	$2,086,392
Merchandise revenue	506,425	—	—	—	—	506,425
Other revenues, net	19,750	6,265	2,575	253	394	29,237
Total revenues from external customers	1,612,580	850,156	148,071	1,297	9,950	2,622,054
Inter-segment	—	—	—	1,472,316	6,241	1,478,557
Total revenues from reportable segments	1,612,580	850,156	148,071	1,473,613	16,191	4,100,611
Operating income	81,504	10,026	8,828	27,016	(521)	126,853
Interest and financial expenses, net				(8,836)	—	(8,836)
Loss from equity investment					(14)	(14)
Net income from segments						$118,003

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended September 30, 2022	(in thousands)
Revenues
Fuel revenue	$1,028,323	$827,436	$120,813	$1,437	$1,565	$1,979,574
Merchandise revenue	445,822	—	—	—	—	445,822
Other revenues, net	16,651	5,693	923	261	723	24,251
Total revenues from external customers	1,490,796	833,129	121,736	1,698	2,288	2,449,647
Inter-segment	—	—	—	1,445,072	857	1,445,929
Total revenues from reportable segments	1,490,796	833,129	121,736	1,446,770	3,145	3,895,576
Operating income	84,849	10,459	6,629	23,388	245	125,570
Interest and financial expenses, net				(3,209)	—	(3,209)
Loss from equity investment					(44)	(44)
Net income from segments						$122,317

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Nine Months Ended September 30, 2023	(in thousands)
Revenues
Fuel revenue	$2,945,243	$2,339,878	$394,136	$2,842	$23,057	$5,705,156
Merchandise revenue	1,391,274	—	—	—	—	1,391,274
Other revenues, net	57,302	18,866	5,202	700	1,071	83,141
Total revenues from external customers	4,393,819	2,358,744	399,338	3,542	24,128	7,179,571
Inter-segment	—	—	—	3,981,724	13,844	3,995,568
Total revenues from reportable segments	4,393,819	2,358,744	399,338	3,985,266	37,972	11,175,139
Operating income	200,992	24,343	26,596	76,646	(59)	328,518
Interest and financial expenses, net				(20,926)	—	(20,926)
Loss from equity investment					(77)	(77)
Net income from segments						$307,515

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Nine Months Ended September 30, 2022	(in thousands)
Revenues
Fuel revenue	$3,000,839	$2,521,567	$120,813	$4,170	$1,565	$5,648,954
Merchandise revenue	1,244,558	—	—	—	—	1,244,558
Other revenues, net	49,642	17,148	923	773	723	69,209
Total revenues from external customers	4,295,039	2,538,715	121,736	4,943	2,288	6,962,721
Inter-segment	—	—	—	4,459,036	1,461	4,460,497
Total revenues from reportable segments	4,295,039	2,538,715	121,736	4,463,979	3,749	11,423,218
Operating income	202,375	27,658	6,629	65,794	849	303,305
Interest and financial expenses, net				(7,473)	—	(7,473)
Income tax benefit					177	177
Loss from equity investment					(7)	(7)
Net income from segments						$296,002

A reconciliation of total revenues from reportable segments to total revenues on the condensed consolidated statements of operations was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Total revenues from segments	$4,100,611	$3,895,576	$11,175,139	$11,423,218
Elimination of inter-segment revenues	(1,478,557)	(1,445,929)	(3,995,568)	(4,460,497)
Total revenues	$2,622,054	$2,449,647	$7,179,571	$6,962,721

A reconciliation of net income from reportable segments to net income on the condensed consolidated statements of operations was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income from segments	$118,003	$122,317	$307,515	$296,002
Amounts not allocated to segments:
Store operating expenses	(3,760)	576	(10,041)	1,907
General and administrative expenses	(43,262)	(35,245)	(124,785)	(98,521)
Depreciation and amortization	(31,872)	(24,218)	(89,424)	(69,523)
Other expenses, net	(3,885)	(951)	(11,561)	(3,269)
Interest and other financial expenses, net	(5,743)	(16,587)	(27,415)	(36,241)
Income tax expense	(7,993)	(20,898)	(10,849)	(31,237)
Net income	$21,488	$24,994	$33,440	$59,118

12. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is subject to certain federal and state environmental laws and regulations associated with sites at which it stores and sells fuel and other fuel products, as well as at owned and leased locations leased or subleased to dealers. As of September 30, 2023 and December 31, 2022, environmental obligations totaled $14.1 million and $12.1 million, respectively. These amounts were recorded as other current and non-current liabilities in the condensed consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or changes in federal and/or state environmental regulations.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle it to be reimbursed for environmental loss mitigation. Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $7.6 million and $4.9 million as of September 30, 2023 and December 31, 2022, respectively, and were recorded as other current and non-current assets in the condensed consolidated balance sheets.

Asset Retirement Obligation

As part of the fuel operations at its operated convenience stores, at most of the other owned and leased locations leased to dealers, certain other dealer locations and proprietary cardlock locations, there are aboveground and underground storage tanks for which the Company is responsible. The future cost to remove a storage tank is recognized over the estimated remaining useful life of the storage tank or the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a storage tank is installed. The estimated liability is based upon historical experience in removing storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The Company has recorded an asset retirement obligation of $81.0 million and $65.3 million at September 30, 2023 and December 31, 2022, respectively. The current portion of the asset retirement obligation is included in other current liabilities in the condensed consolidated balance sheets.

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

Based in Richmond, VA, we are a leading independent convenience store operator and, as of September 30, 2023, we were the sixth largest convenience store chain in the United States (“U.S.”) ranked by store count, operating 1,552 retail convenience stores. As of September 30, 2023, we operated the stores under more than 25 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, Corner Mart, Dixie Mart, ExpressStop, E-Z Mart®, fas mart®, fastmarket®, Flash Market, Handy Mart, Jetz, Jiffi Stop®, Jiffy Stop, Li’l Cricket, Market Express, Next Door Store®, Pride, Roadrunner Markets, Rose Mart, Rstore, Scotchman®, shore stop®, Town Star, Uncle’s, Village Pantry® and Young’s. As of September 30, 2023, we also supplied fuel to 1,825 dealers and operated 295 cardlock locations (unstaffed fueling locations). We are well diversified geographically and as of September 30, 2023, operated in more than 30 states and the District of Columbia in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern U.S.

Our primary business is the operation of convenience stores. As such, we derive a significant portion of our revenue from the retail sale of fuel and the products offered in our stores, resulting in our retail stores generating a large proportion of our profitability. Our retail stores offer a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. We have foodservice offerings at approximately 1,260 company-operated stores. The foodservice category includes hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. In addition, at our stores, we operate approximately 150 branded quick service restaurants consisting of major national brands. We have 18 Sbarro, the Original New York Pizza, locations and are currently working on additional food offerings. Additionally, we provide a number of traditional convenience store services that generate additional income, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate revenues from car washes at approximately 90 of our locations.

Our high value fas REWARDS® loyalty program has reached approximately 1.85 million enrolled members, an increase of more than 365,000 enrolled members in the third quarter of 2023, and an increase of approximately 50% in our enrolled membership compared to September 30, 2022, with a material enrollment uptick during the second and third quarters of 2023 after launching our new fas REWARDS app in the first quarter of 2023 and launching a special $10 enrollment promotion commencing in mid-May 2023 through September 2023. Our fas REWARDS® loyalty program is available in the majority of our stores and offers enrolled loyalty members in store exclusive promotional pricing, in-app member only HOT deals not available in stores, order and delivery, age verified offers on tobacco and alcohol, and a store locator with current gas prices at GPM stores close to members.

We also derive revenue from the wholesale distribution of fuel and the sale of fuel at cardlock locations, and we earn commissions from the sales of fuel using proprietary fuel cards that provide customers access to a nationwide network of fueling sites. We believe these revenues result in stable, ratable cash flows which together with free cash flow from our retail activity can quickly be deployed to pursue accretive acquisitions and investments in our retail stores. Additionally, these locations contribute to our overall size, which leads to economies of scale with our fuel and merchandise vendors.

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

Trends Impacting Our Business

We have achieved strong store growth over the last decade, primarily by implementing a highly successful acquisition strategy. From 2013 through September 30, 2023, we completed 25 acquisitions. On August 15, 2023, we acquired seven company-operated Speedy’s convenience stores located in Arkansas and Oklahoma, which were previously locations operated by an independent dealer to which we supplied fuel (the “Speedy Acquisition”). On June 6, 2023, we completed our acquisition from WTG Fuels Holdings, LLC of 24 company-operated Uncle’s convenience stores located across Western Texas, 68 proprietary GASCARD-branded cardlock sites and 43 private cardlock sites for fleet fueling operations located in Western Texas and Southeastern New Mexico (the “WTG Acquisition”). On March 1, 2023, we completed our acquisition from Transit Energy Group, LLC of 135 Company-operated convenience stores and gas stations, 181 dealer locations, a commercial, government, and industrial business, and certain distribution and transportation assets (the “TEG Acquisition” and, together with the WTG Acquisition and the Speedy Acquisition, the “2023 Acquisitions”). For additional information regarding the 2023 Acquisitions, please see Note 3 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. In December 2022, we completed our acquisition of Pride Convenience Holdings, LLC, which operated at closing, 31 Pride retail convenience stores and had one store under construction at closing which is now opened (the “Pride Acquisition”), and in July 2022, we completed our acquisition of certain assets from Quarles Petroleum, Incorporated (the “Quarles Acquisition”), which included at closing 121 proprietary Quarles-branded cardlock sites and 63 third-party cardlock sites for fleet fueling operations, and 46 dealer locations (collectively, the “2022 Acquisitions”). Our store count has grown from 320 sites in 2011 to 3,672 sites as of September 30, 2023, of which 1,552 were operated as retail convenience stores, 1,825 were locations at which we supplied fuel to dealers and 295 were cardlock locations. These strategic acquisitions have had, and we expect will continue to have, a significant impact on our reported results and can make period to period comparisons of results difficult. With our achievement of significant size and scale, we have enhanced our focus on organic growth, including implementing company-wide marketing and merchandising initiatives, which we believe will result in significant value accretion to our acquired assets.

The following table provides a history of our acquisitions, site conversions and site closings for the periods noted, for the retail, wholesale and fleet fueling segments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Retail Segment	2023	2022	2023	2022
Number of sites at beginning of period	1,547	1,388	1,404	1,406
Acquired sites	7	—	166	—
Newly opened or reopened sites	1	—	4	—
Company-controlled sites converted to consignment or fuel supply locations, net	(2)	(2)	(13)	(9)
Closed, relocated or divested sites	(1)	(3)	(9)	(14)
Number of sites at end of period	1,552	1,383	1,552	1,383

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Wholesale Segment [1]	2023	2022	2023	2022
Number of sites at beginning of period	1,824	1,620	1,674	1,628
Acquired sites	—	46	190	46
Newly opened or reopened sites [2]	34	20	58	60
Consignment or fuel supply locations converted from Company-controlled sites, net	2	2	13	9
Closed, relocated or divested sites	(35)	(18)	(110)	(73)
Number of sites at end of period	1,825	1,670	1,825	1,670

1 Excludes bulk and spot purchasers.

2 Includes all signed fuel supply agreements irrespective of fuel distribution commencement date.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Fleet Fueling Segment	2023	2022	2023	2022
Number of sites at beginning of period	293	—	183	—
Acquired sites	—	184	111	184
Newly opened or reopened sites	4	—	4	—
Closed, relocated or divested sites	(2)	(1)	(3)	(1)
Number of sites at end of period	295	183	295	183

In recent years, the convenience store industry has focused on increasing and improving in-store foodservice offerings, including fresh foods, quick service restaurants or proprietary food offerings. We believe consumers may be more likely to patronize convenience stores that include such new and improved food offerings, which may also lead to increased inside merchandise sales or fuel sales for such stores. Our current foodservice offering, which varies by store, primarily consists of hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We have historically relied upon a limited number of franchised quick service restaurants and in-store delis to drive customer traffic rather than other types of foodservice offerings. As a result, we believe that our under-penetration of foodservice presents an opportunity to expand foodservice offerings and margin in response to changing consumer behavior. In October 2023, we expanded our leadership team and named Richard Guidry in the newly created role of Senior Vice President of Food Service. This expansion tracks our commitment to growing our food service offering. In addition, we believe that continued investment in new technology platforms and applications to adapt to evolving consumer eating preferences, including contactless checkout, order ahead service, and delivery, will further drive growth in profitability.

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

Additionally, throughout 2022 and the first three quarters of 2023, the U.S. economy continued to experience inflationary pressures, which has increased merchandise cost and reduced consumer purchasing power. We have mitigated a portion of these higher costs with retail price increases. If this trend continues or increases, it could negatively impact demand for our products and services, as well as seasonal travel patterns, which could reduce future sales volumes. Additionally, because of current labor market conditions and the prevailing wage rates in the markets in which we operate, we have voluntarily increased wages, which has increased our costs associated with recruiting and retaining qualified personnel, and may continue to do so in the future.

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

We believe that we have a significant opportunity to increase our sales and profitability by continuing to execute on our organic and inorganic strategies, improving the performance of current stores through enhanced offerings to meet our customers needs, and growing our store base in existing and contiguous markets through acquisitions.

Business Highlights

The 2023 Acquisitions and the 2022 Acquisitions contributed to the improvement in our results of operations for the third quarter of 2023, as compared to the third quarter of 2022 which was partially offset by less fuel contribution on a same store basis, primarily due to market conditions in the third quarter of 2022. Store operating expenses increased in the third quarter of 2023 as compared to the third quarter of 2022, primarily as a result of expenses associated with the 2023 Acquisitions and the 2022 Acquisitions. General and administrative expenses also increased in the third quarter of 2023 as compared to the third quarter of 2022, primarily as a result of expenses associated with the 2023 Acquisitions and the 2022 Acquisitions, wage increases, and an increase in share-based compensation expense.

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

Results of Operations for the three and nine months ended September 30, 2023 and 2022

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

Consolidated Results

The table below shows our consolidated results for the three and nine months ended September 30, 2023 and 2022, together with certain key metrics.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:	(in thousands)
Fuel revenue	$2,086,392	$1,979,574	$5,705,156	$5,648,954
Merchandise revenue	506,425	445,822	1,391,274	1,244,558
Other revenues, net	29,237	24,251	83,141	69,209
Total revenues	2,622,054	2,449,647	7,179,571	6,962,721
Operating expenses:
Fuel costs	1,923,869	1,824,437	5,262,854	5,250,105
Merchandise costs	345,699	306,930	952,925	866,110
Store operating expenses	226,698	189,582	637,383	534,197
General and administrative expenses	44,116	35,954	127,192	100,695
Depreciation and amortization	33,713	26,061	94,949	75,050
Total operating expenses	2,574,095	2,382,964	7,075,303	6,826,157
Other expenses, net	3,885	951	11,561	3,269
Operating income	44,074	65,732	92,707	133,295
Interest and other financial expenses, net	(14,579)	(19,796)	(48,341)	(43,110)
Income before income taxes	29,495	45,936	44,366	90,185
Income tax expense	(7,993)	(20,898)	(10,849)	(31,060)
Loss from equity investment	(14)	(44)	(77)	(7)
Net income	$21,488	$24,994	$33,440	$59,118
Less: Net income attributable to non-controlling interests	48	51	149	182
Net income attributable to ARKO Corp.	$21,440	$24,943	$33,291	$58,936
Series A redeemable preferred stock dividends	(1,449)	(1,449)	(4,301)	(4,301)
Net income attributable to common shareholders	$19,991	$23,494	$28,990	$54,635
Fuel gallons sold	592,122	520,662	1,683,556	1,462,388
Fuel margin, cents per gallon[1]	27.4	29.8	26.3	27.3
Merchandise contribution[2]	160,726	138,892	$438,349	$378,448
Merchandise margin[3]	31.7%	31.2%	31.5%	30.4%
Adjusted EBITDA[4]	91,163	99,468	224,889	$228,621

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

2 Calculated as merchandise revenue less merchandise costs.

3 Calculated as merchandise contribution divided by merchandise revenue.

4 Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Three Months Ended September 30, 2023 versus Three Months Ended September 30, 2022

For the three months ended September 30, 2023, fuel revenue increased by $106.8 million, or 5.4%, compared to the third quarter of 2022. The increase in fuel revenue was primarily attributable to incremental gallons sold related to the 2023 Acquisitions and the 2022 Acquisitions, which was partially offset by a decrease in the average price of fuel compared to the third quarter of 2022 and fewer gallons sold at same stores in the third quarter of 2023 compared to the third quarter of 2022.

For the three months ended September 30, 2023, merchandise revenue increased by $60.6 million, or 13.6%, compared to the third quarter of 2022, primarily due to the 2023 Acquisitions and the Pride Acquisition. Offsetting this increase was a decrease in merchandise revenue from underperforming retail stores that were closed or converted to dealers.

For the three months ended September 30, 2023, other revenue increased by $5.0 million, or 20.6%, compared to the third quarter of 2022, primarily due to additional revenue from the 2023 Acquisitions, the 2022 Acquisitions and greater lottery commissions.

For the three months ended September 30, 2023, total operating expenses increased by $191.1 million, or 8.0%, compared to the third quarter of 2022. Fuel costs increased $99.4 million, or 5.5%, compared to the third quarter of 2022 due to incremental gallons related to the 2023 Acquisitions and the 2022 Acquisitions, which were partially offset by both fewer gallons sold and a lower average cost of fuel on a same store basis. Merchandise costs increased $38.8 million, or 12.6%, compared to the third quarter of 2022, primarily due to increased costs related to the 2023 Acquisitions and the Pride Acquisition, offset by a decrease in merchandise costs from underperforming retail stores that were closed or converted to dealers. For the three months ended September 30, 2023, store operating expenses increased $37.1 million, or 19.6%, compared to the third quarter of 2022 due to incremental expenses as a result of the 2023 Acquisitions and the 2022 Acquisitions, which were partially offset by a decrease in expenses at same stores.

For the three months ended September 30, 2023, general and administrative expenses increased $8.2 million, or 22.7%, compared to the third quarter of 2022, primarily due to approximately $7.2 million of incremental expenses associated with the 2023 Acquisitions and the 2022 Acquisitions, annual wage increases and an increase of $1.5 million in share-based compensation expense primarily related to equity grants in the first quarter of 2023.

For the three months ended September 30, 2023, depreciation and amortization expenses increased $7.7 million, or 29.4%, compared to the third quarter of 2022 primarily due to assets acquired in connection with the 2023 Acquisitions and the 2022 Acquisitions.

For the three months ended September 30, 2023, other expenses, net increased by $2.9 million, compared to the third quarter of 2022 primarily due to greater losses on disposal of assets and impairment charges in the third quarter of 2023 and expenses recorded for the fair value adjustment of contingent consideration in the third quarter of 2023, compared to income recorded in the third quarter of 2022, which were partially offset by lower acquisition costs.

Operating income was $44.1 million for the third quarter of 2023 compared to $65.7 million for the third quarter of 2022. The decrease was primarily due to reduced fuel contribution at same stores, which was partially offset with incremental income from the 2023 Acquisitions and the 2022 Acquisitions.

For the three months ended September 30, 2023, interest and other financial expenses, net decreased by $5.2 million compared to the third quarter of 2022, primarily related to an increase of $11.6 million in income, net, recorded in the third quarter of 2023 compared to the prior year period, for fair value adjustments related to the Ares Put Option, Public Warrants, Private Warrants and Deferred Shares (each as defined in Note 10 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q) and additional interest income generated in the third quarter of 2023, which was partially offset by greater debt at higher rates outstanding in 2023.

For the three months ended September 30, 2023, income tax expense was $8.0 million compared to income tax expense of $20.9 million for the three months ended September 30, 2022. The decrease was primarily due to a one-time non-cash tax expense in the amount of approximately $8.7 million for the three months ended September 30, 2022 the Company recorded in connection with its internal entity realignment and streamlining.

For the three months ended September 30, 2023 and 2022, net income attributable to the Company was $21.4 million and $24.9 million, respectively.

For the three months ended September 30, 2023, Adjusted EBITDA was $91.2 million compared to $99.5 million for the three months ended September 30, 2022. Approximately $22.9 million of lower fuel contribution from retail same stores and legacy wholesale sites negatively impacted Adjusted EBITDA for the third quarter of 2023, which was partially offset by incremental Adjusted EBITDA from the 2023 Acquisitions and the 2022 Acquisitions. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Nine Months Ended September 30, 2023 versus Nine Months Ended September 30, 2022

For the nine months ended September 30, 2023, fuel revenue increased by $56.2 million, or 1.0%, compared to the first three quarters of 2022. The increase in fuel revenue was primarily attributable to incremental gallons sold related to the 2023 Acquisitions and the 2022 Acquisitions, which was partially offset by a decrease in the average price of fuel compared to the first three quarters of 2022 and fewer gallons sold at same stores in the first three quarters of 2023 compared to the first three quarters of 2022.

For the nine months ended September 30, 2023, merchandise revenue increased by $146.7 million, or 11.8%, compared to the first three quarters of 2022, primarily due to the 2023 Acquisitions and the Pride Acquisition and an increase in same store merchandise revenues. Offsetting these increases was a decrease in merchandise revenue from underperforming retail stores that were closed or converted to dealers.

For the nine months ended September 30, 2023, other revenue increased by $13.9 million, or 20.1%, compared to the first three quarters of 2022, primarily due to additional revenue from the 2023 Acquisitions, the 2022 Acquisitions and greater lottery commissions.

For the nine months ended September 30, 2023, total operating expenses increased by $249.1 million, or 3.6%, compared to the first three quarters of 2022. Fuel costs increased $12.7 million, or 0.2%, compared to the first three quarters of 2022 due to incremental gallons related to the 2023 Acquisitions and the 2022 Acquisitions, which were partially offset by both fewer gallons sold and a lower average cost of fuel on a same store basis. Merchandise costs increased $86.8 million, or 10.0%, compared to the first three quarters of 2022, primarily due to increased costs related to the 2023 Acquisitions and the Pride Acquisition and a corresponding increase in same store merchandise sales. For the nine months ended September 30, 2023, store operating expenses increased $103.2 million, or 19.3%, compared to the first three quarters of 2022 due to incremental expenses as a result of the 2023 Acquisitions, the 2022 Acquisitions and an increase in expenses at same stores.

For the nine months ended September 30, 2023, general and administrative expenses increased $26.5 million, or 26.3%, compared to the first three quarters of 2022, primarily due to approximately $18.7 million in expenses associated with the 2023 Acquisitions and the 2022 Acquisitions, annual wage increases and an increase of $4.2 million in share-based compensation expense primarily related to equity grants in the first quarters of 2023 and 2022.

For the nine months ended September 30, 2023, depreciation and amortization expenses increased $19.9 million, or 26.5%, compared to the first three quarters of 2022 primarily due to assets acquired in the previous twelve month period, largely in connection with the 2023 Acquisitions and the 2022 Acquisitions.

For the nine months ended September 30, 2023, other expenses, net increased by $8.3 million compared to the first three quarters of 2022 primarily due to an increase in acquisition costs, greater losses on disposal of assets and impairment charges in the first three quarters of 2023 and lower income recorded for the fair value adjustment of contingent consideration in the first three quarters of 2023.

Operating income was $92.7 million for the first three quarters of 2023 compared to $133.3 million for the first three quarters of 2022. The decrease was primarily due to reduced fuel contribution at same stores and an increase in general and administrative expenses, which was partially offset with incremental income from the 2023 Acquisitions and the 2022 Acquisitions.

For the nine months ended September 30, 2023, interest and other financial expenses, net increased by $5.2 million compared to the first three quarters of 2022, primarily due to greater debt at higher rates outstanding in 2023, which was partially offset by an increase of $9.7 million in income, net recorded for fair value adjustments related to the Ares Put Option, Public Warrants, Private Warrants and Deferred Shares and additional interest income generated in the first three quarters of 2023.

For the nine months ended September 30, 2023, income tax expense was $10.8 million compared to income tax expense of $31.1 million for the nine months ended September 30, 2022. The decrease was primarily due to a one-time non-cash tax expense in the amount of approximately $8.7 million for the nine months ended September 30, 2022.the Company recorded in connection with its internal entity realignment and streamlining.

For the nine months ended September 30, 2023 and 2022, net income attributable to the Company was $33.3 million and $58.9 million, respectively.

For the nine months ended September 30, 2023, Adjusted EBITDA was $224.9 million compared to $228.6 million for the nine months ended September 30, 2022. This decrease primarily resulted from approximately $49.6 million of lower fuel contribution from retail same stores and legacy wholesale sites, of which approximately $12.8 million was attributable to sales in March 2023, which was partially offset by incremental Adjusted EBITDA from the 2023 Acquisitions and the 2022 Acquisitions and increased merchandise contribution positively impacted Adjusted EBITDA for the first three quarters of 2023, as compared to the first three quarters of 2022. In addition, higher personnel costs at same stores and an increase in general and administrative expenses reduced Adjusted EBITDA for the first three quarters of 2023. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Segment Results

Retail Segment

The table below shows the results of the retail segment for the three and nine months ended September 30, 2023 and 2022, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:	(in thousands)
Fuel revenue	$1,086,405	$1,028,323	$2,945,243	$3,000,839
Merchandise revenue	506,425	445,822	1,391,274	1,244,558
Other revenues, net	19,750	16,651	57,302	49,642
Total revenues	1,612,580	1,490,796	4,393,819	4,295,039
Operating expenses:
Fuel costs	980,161	923,966	2,661,406	2,726,662
Merchandise costs	345,699	306,930	952,925	866,110
Store operating expenses	205,216	175,051	578,496	499,892
Total operating expenses	1,531,076	1,405,947	4,192,827	4,092,664
Operating income	$81,504	$84,849	$200,992	$202,375
Fuel gallons sold	300,796	262,010	843,286	754,811
Same store fuel gallons sold decrease (%)[1]	(5.3%)	(9.7%)	(4.5%)	(8.0%)
Fuel margin, cents per gallon[2]	40.3	44.8	38.7	41.3
Same store merchandise sales increase (decrease) (%)[1]	0.1%	0.7%	1.4%	(1.8%)
Same store merchandise sales excluding cigarettes increase (%)[1]	1.0%	4.3%	3.9%	2.0%
Merchandise contribution[3]	$160,726	$138,892	$438,349	$378,448
Merchandise margin[4]	31.7%	31.2%	31.5%	30.4%

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

	For the Three Months Ended September 30, 2023
	Pride [1]	TEG [2]	Uncle's (WTG) [3]	Speedy [4]	Total
	(in thousands)
Date of Acquisition:	Dec 6, 2022	Mar 1, 2023	Jun 6, 2023	Aug 15, 2023
Revenues:
Fuel revenue	$73,019	$104,850	$21,927	$3,138	$202,934
Merchandise revenue	16,078	39,776	9,625	1,400	66,879
Other revenues, net	1,386	1,391	203	23	3,003
Total revenues	90,483	146,017	31,755	4,561	272,816
Operating expenses:
Fuel costs	65,818	96,593	18,797	2,798	184,006
Merchandise costs	10,523	27,218	6,258	949	44,948
Store operating expenses	10,152	18,373	5,147	696	34,368
Total operating expenses	86,493	142,184	30,202	4,443	263,322
Operating income	$3,990	$3,833	$1,553	$118	$9,494
Fuel gallons sold	18,486	30,126	5,809	830	55,251
Merchandise contribution [5]	5,555	12,558	3,367	451	21,931
Merchandise margin [6]	34.6%	31.6%	35.0%	32.2%

	For the Nine Months Ended September 30, 2023
	Pride [1]	TEG [2]	Uncle's (WTG) [3]	Speedy [4]	Total
	(in thousands)
Date of Acquisition:	Dec 6, 2022	Mar 1, 2023	Jun 6, 2023	Aug 15, 2023
Revenues:
Fuel revenue	$212,444	$236,052	$28,025	$3,138	$479,659
Merchandise revenue	45,221	92,100	12,471	1,400	151,192
Other revenues, net	4,170	3,122	257	23	7,572
Total revenues	261,835	331,274	40,753	4,561	638,423
Operating expenses:
Fuel costs	191,117	217,210	23,817	2,798	434,942
Merchandise costs	29,906	63,344	8,185	949	102,384
Store operating expenses	30,182	41,949	6,372	696	79,199
Total operating expenses	251,205	322,503	38,374	4,443	616,525
Operating income	$10,630	$8,771	$2,379	$118	$21,898
Fuel gallons sold	55,764	70,183	7,523	830	134,300
Merchandise contribution [5]	15,315	28,756	4,286	451	48,808
Merchandise margin [6]	33.9%	31.2%	34.4%	32.2%

1 Pride Acquisition.

2 Includes only the retail stores acquired in the TEG Acquisition.

3 Includes only the retail stores acquired in the WTG Acquisition.

4 Acquisition of seven Speedy’s retail stores.

5 Calculated as merchandise revenue less merchandise costs.

6 Calculated as merchandise contribution divided by merchandise revenue.

Three Months Ended September 30, 2023 versus Three Months Ended September 30, 2022

Retail Revenues

For the three months ended September 30, 2023, fuel revenue increased by $58.1 million, or 5.6%, compared to the third quarter of 2022. The increase in fuel revenue was attributable to the 2023 Acquisitions and the Pride Acquisition, together contributing 55.3 million gallons sold, or $202.9 million in fuel revenue. Partially offsetting this increase was a $0.31 per gallon decrease in the average retail price of fuel in the third quarter of 2023 as compared to the third quarter of 2022, primarily due to market factors, as well as a decrease in gallons sold at same stores. For the third quarter of 2023, gallons at same stores decreased approximately 5.3%, or 13.6 million gallons. Underperforming retail stores, which were closed or converted to dealers over the last 12 months in order to optimize profitability, also negatively impacted gallons sold during the third quarter of 2023.

For the three months ended September 30, 2023, merchandise revenue increased by $60.6 million, or 13.6%, compared to the third quarter of 2022. The 2023 Acquisitions and the Pride Acquisition contributed approximately $66.9 million of merchandise revenue. Same store merchandise sales increased 0.1% for the third quarter of 2023 compared to the third quarter of 2022, which were impacted by increased loyalty investments in customer acquisition related to expanding membership in our fas REWARDS® loyalty program, other loyalty promotions, and growth in the total loyalty membership base. Same store merchandise sales were positively impacted primarily due to higher revenue from the Company’s six core destination categories (packaged beverages, candy, salty snacks, packaged sweet snacks, alternative snacks and beer), other tobacco products and franchises as a result of marketing initiatives, including expanded category assortments, new franchise food offerings and investments in coolers and freezers, which was offset by lower revenue from cigarettes. In addition, there was a decrease in merchandise revenue from underperforming retail stores that were closed or converted to dealers.

For the three months ended September 30, 2023, other revenues, net increased by $3.1 million, or 18.6%, compared to the third quarter of 2022, primarily related to additional income from the 2023 Acquisitions and the Pride Acquisition.

Retail Operating Income

For the three months ended September 30, 2023, fuel contribution increased $3.8 million, or 3.2%, compared to the same period in 2022. Incremental fuel profit from the 2023 Acquisitions and the Pride Acquisition of approximately $21.7 million (excluding intercompany charges by GPMP) was partially offset by a decrease in same store fuel contribution of $16.6 million (excluding intercompany charges by GPMP). Fuel margin per gallon at same stores for the third quarter of 2023 decreased to 40.6 cents per gallon from 44.9 cents per gallon for the third quarter of 2022 primarily due to historically high fuel margins in 2022 principally as a result of the volatile market for gasoline and diesel fuel. In addition, a decrease in fuel contribution related to underperforming retail stores that were closed or converted to dealers decreased fuel profit compared to the third quarter of 2022.

For the three months ended September 30, 2023, merchandise contribution increased $21.8 million, or 15.7%, compared to the same period in 2022. The increase was due to $21.9 million in merchandise contribution from the 2023 Acquisitions and the Pride Acquisition and an increase in merchandise contribution at same stores of approximately $1.2 million. Merchandise margin increased 50 basis points, to 31.7% as compared to 31.2% in the prior period, primarily due to the execution of key marketing and merchandising initiatives. Merchandise margin at same stores was 31.5% in the third quarter of 2023 compared to 31.3% in the third quarter of 2022.

For the three months ended September 30, 2023, store operating expenses increased $30.2 million, or 17.2%, compared to the three months ended September 30, 2022 primarily due to $34.4 million of expenses related to the 2023 Acquisitions and the Pride Acquisition, which were partially offset by a decrease of $1.7 million in expenses at same stores, mainly driven by lower credit card fees. Same store personnel expenses were similar to the prior period, increasing by only $0.1 million, or 0.1%, as the Company has continued to appropriately balance labor expenses and providing superior customer service. The total increase in store operating expenses was also partially offset by underperforming retail stores that were closed or converted to dealers.

Nine Months Ended September 30, 2023 versus Nine Months Ended September 30, 2022

Retail Revenues

For the nine months ended September 30, 2023, fuel revenue decreased by $55.6 million, or 1.9%, compared to the first three quarters of 2022. The decrease in fuel revenue was attributable to a $0.49 per gallon decrease in the average retail price of fuel in the first three quarters of 2023 as compared to the first three quarters of 2022, primarily due to market factors, as well as a decrease in gallons sold at same stores. For the first three quarters of 2023, gallons at same stores decreased approximately 4.5%, or 33.7 million gallons. Offsetting these decreases, the 2023 Acquisitions and the Pride Acquisition contributed 134.3 million gallons sold, or $479.7 million in fuel revenue. Underperforming retail stores, which were closed or converted to dealers over the last 12 months in order to optimize profitability, also negatively impacted gallons sold during the first three quarters of 2023.

For the nine months ended September 30, 2023, merchandise revenue increased by $146.7 million, or 11.8%, compared to the first three quarters of 2022. The 2023 Acquisitions and the Pride Acquisition contributed approximately $151.2 million of merchandise revenue. Same store merchandise sales increased $16.9 million, or 1.4%, for the first three quarters of 2023 compared to the first three quarters of 2022. Same store merchandise sales increased primarily due to higher revenue from the Company’s six core destination categories, other tobacco products and franchises as a result of marketing initiatives, including expanded category assortments, new franchise food offerings and investments in coolers and freezers, which was partially offset by lower revenue from cigarettes. In addition, there was a decrease in merchandise revenue from underperforming retail stores that were closed or converted to dealers.

For the nine months ended September 30, 2023, other revenues, net increased by $7.7 million, or 15.4%, compared to the first three quarters of 2022, primarily related to additional income from the 2023 Acquisitions, the Pride Acquisition and greater lottery commissions.

Retail Operating Income

For the nine months ended September 30, 2023, fuel contribution increased compared to the same period in 2022. Incremental fuel profit from the 2023 Acquisitions and the Pride Acquisition of approximately $51.4 million (excluding intercompany charges by GPMP) was partially offset by a decrease in same store fuel contribution of $32.5 million (excluding intercompany charges by GPMP). Fuel margin per gallon at same stores for the first three quarters of 2023 decreased to 38.7 cents per gallon from 41.4 cents per gallon for the first three quarters of 2022 primarily due to historically high fuel margins in 2022 principally as a result of the volatile market for gasoline and diesel fuel, with the first quarter of 2022 particularly impacted by the war in Ukraine, which significantly affected market conditions and resulted in substantially higher fuel margins. A decrease in fuel profit related to underperforming retail stores that were closed or converted to dealers also partially offset the increase in fuel profit compared to the first three quarters of 2022.

For the nine months ended September 30, 2023, merchandise contribution increased $59.9 million, or 15.8%, compared to the same period in 2022, and merchandise margin increased to 31.5% as compared to 30.4% in the prior period. The increase was due to $48.8 million in merchandise contribution from the 2023 Acquisitions and the Pride Acquisition and an increase in merchandise contribution at same stores of $15.9 million. Merchandise contribution at same stores increased in the first three quarters of 2023 primarily due to higher contribution from the Company’s six core destination categories and franchises. Merchandise margin at same stores was 31.5% in the first three quarters of 2023 compared to 30.6% in the first three quarters of 2022.

For the nine months ended September 30, 2023, store operating expenses increased $78.6 million, or 15.7%, compared to the nine months ended September 30, 2022 primarily due to $79.2 million of expenses related to the 2023 Acquisitions and the Pride Acquisition and an increase of $7.5 million in expenses at same stores, including approximately $10.3 million or 5.2%, of higher personnel costs. The increase in store operating expenses was partially offset by underperforming retail stores that were closed or converted to dealers.

Wholesale Segment

The table below shows the results of the wholesale segment for the three and nine months ended September 30, 2023 and 2022, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:	(in thousands)
Fuel revenue	$843,891	$827,436	$2,339,878	$2,521,567
Other revenues, net	6,265	5,693	18,866	17,148
Total revenues	850,156	833,129	2,358,744	2,538,715
Operating expenses:
Fuel costs	830,121	812,336	2,305,098	2,479,618
Store operating expenses	10,009	10,334	29,303	31,439
Total operating expenses	840,130	822,670	2,334,401	2,511,057
Operating income	$10,026	$10,459	$24,343	$27,658
Fuel gallons sold – fuel supply locations	205,836	189,537	601,399	563,642
Fuel gallons sold – consignment agent locations	45,365	41,145	127,861	115,138
Fuel margin, cents per gallon[1] – fuel supply locations	6.4	6.9	6.1	7.0
Fuel margin, cents per gallon[1] – consignment agent locations	28.9	32.7	26.9	31.4

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel.

The table below shows financial information and certain key metrics of recent acquisitions in the wholesale segment that do not have (or have only partial) comparable information for the prior periods.

	For the Three Months Ended September 30, 2023				For the Nine Months Ended September 30, 2023
	Quarles [1]	TEG [2]	WTG [3]	Total	Quarles [1]	TEG [2]	WTG [3]	Total
	(in thousands)
Date of Acquisition:	Jul 22, 2022	Mar 1, 2023	Jun 6, 2023		Jul 22, 2022	Mar 1, 2023	Jun 6, 2023
Revenues:
Fuel revenue	$20,381	$92,575	$2,796	$115,752	$57,708	$214,629	$3,444	$275,781
Other revenues, net	275	645	5	925	863	1,499	6	2,368
Total revenues	20,656	93,220	2,801	116,677	58,571	216,128	3,450	278,149
Operating expenses:
Fuel costs	19,693	88,503	2,556	110,752	55,757	208,282	3,178	267,217
Store operating expenses	493	833	64	1,390	1,430	1,927	81	3,438
Total operating expenses	20,186	89,336	2,620	112,142	57,187	210,209	3,259	270,655
Operating income	$470	$3,884	$181	$4,535	$1,384	$5,919	$191	$7,494
Fuel gallons sold	5,861	31,666	789	38,316	17,304	77,653	1,007	95,964

1 Quarles Acquisition; includes only the wholesale business acquired in the Quarles Acquisition.

2 Includes only the wholesale business acquired in the TEG Acquisition.

3 Includes only the wholesale business acquired in the WTG Acquisition.

Three Months Ended September 30, 2023 versus Three Months Ended September 30, 2022

Wholesale Revenues

For the three months ended September 30, 2023, fuel revenue increased by $16.5 million, or 2.0%, compared to the third quarter of 2022. Wholesale revenues benefited from an 8.9% increase in gallons sold, which were partially offset by a decrease in the average price of fuel in the third quarter of 2023 as compared to the third quarter of 2022. Of total gallons sold, the 2023 Acquisitions and the Quarles Acquisition contributed approximately 33.3 million incremental gallons, which were offset by lower volumes at legacy wholesale sites.

Wholesale Operating Income

For the three months ended September 30, 2023, fuel contribution (excluding intercompany charges by GPMP) was similar to the third quarter of 2022. Approximately $5.8 million of total fuel contribution increase was attributable to the 2023 Acquisitions and the Quarles Acquisition. At fuel supply locations, fuel contribution increased by $0.1 million (excluding intercompany charges by GPMP), while fuel margin per gallon decreased for the third quarter of 2023 as compared to the third quarter of 2022, primarily due to decreased prompt pay discounts related to lower fuel costs and lower volumes at legacy wholesale sites, which was partially offset by the incremental contribution from the 2023 Acquisitions and the Quarles Acquisition. At consignment agent locations, fuel contribution decreased $0.3 million (excluding intercompany charges by GPMP), and fuel margin per gallon also decreased for the third quarter of 2023 as compared to the third quarter of 2022, primarily due to lower rack-to-retail margins and decreased prompt pay discounts related to lower fuel costs, which was partially offset by the incremental contribution from the 2023 Acquisitions and the Quarles Acquisition.

For the three months ended September 30, 2023, store operating expenses decreased $0.3 million compared to the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 versus Nine Months Ended September 30, 2022

Wholesale Revenues

For the nine months ended September 30, 2023, fuel revenue decreased by $181.7 million, or 7.2%, compared to the nine months ended September 30, 2022. Wholesale revenues were negatively impacted by a decrease in the average price of fuel in the first three quarters of 2023 as compared to the first three quarters of 2022, which was partially offset by a 7.4% increase in gallons sold. Of total gallons sold, the 2023 Acquisitions and the Quarles Acquisition contributed approximately 90.9 million incremental gallons, which were offset by lower volumes at legacy wholesale sites.

Wholesale Operating Income

For the nine months ended September 30, 2023, fuel contribution decreased approximately $4.5 million (excluding intercompany charges by GPMP). Approximately $12.3 million of total fuel contribution increase was attributable to the 2023 Acquisitions and the Quarles Acquisition. At fuel supply locations, fuel contribution decreased by $2.8 million (excluding intercompany charges by GPMP), and fuel margin per gallon decreased for the first three quarters of 2023 as compared to the first three quarters of 2022, primarily due to decreased prompt pay discounts related to lower fuel costs and lower volumes at legacy wholesale sites, which was partially offset by the incremental contribution from the 2023 Acquisitions and the Quarles Acquisition. At consignment agent locations, fuel contribution decreased $1.7 million (excluding intercompany charges by GPMP) and fuel margin per gallon also decreased for the first three quarters of 2023 as compared to the first three quarters of 2022, primarily due to lower rack-to-retail margins and decreased prompt pay discounts related to lower fuel costs, which was partially offset by the incremental contribution from the 2023 Acquisitions and the Quarles Acquisition.

For the nine months ended September 30, 2023, store operating expenses decreased $2.1 million compared to the nine months ended September 30, 2022.

Fleet Fueling Segment

The table below shows the results of the fleet fueling segment for the three and nine months ended September 30, 2023 and 2022, together with certain key metrics for the segment. We added the fleet fueling segment only upon consummation of the Quarles

Acquisition on July 22, 2022; therefore, neither the three or nine months ended September 30, 2022 reflects the operations of this segment for the entirety of such period, which affects period-over-period comparability.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:	(in thousands)
Fuel revenue	$145,496	$120,813	$394,136	$120,813
Other revenues, net	2,575	923	5,202	923
Total revenues	148,071	121,736	399,338	121,736
Operating expenses:
Fuel costs	133,037	111,162	356,703	111,162
Store operating expenses	6,206	3,945	16,039	3,945
Total operating expenses	139,243	115,107	372,742	115,107
Operating income	$8,828	$6,629	$26,596	$6,629
Fuel gallons sold – proprietary cardlock locations	34,277	26,064	97,710	26,064
Fuel gallons sold – third-party cardlock locations	2,985	1,297	6,631	1,297
Fuel margin, cents per gallon[1] – proprietary cardlock locations	39.4	41.8	42.5	41.8
Fuel margin, cents per gallon[1] – third-party cardlock locations	26.6	4.8	14.6	4.8

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed fee charged by GPMP to sites in the fleet fueling segment.

The table below shows financial information and certain key metrics of recent acquisitions in the fleet fueling segment that do not have (or have only partial) comparable information for the prior periods.

	For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
	Quarles [1]	WTG [2]	Total	Quarles [1]	WTG [2]	Total
	(in thousands)
Date of Acquisition:	Jul 22, 2022	Jun 6, 2023		Jul 22, 2022	Jun 6, 2023
Revenues:
Fuel revenue	$127,305	$18,191	$145,496	$370,785	$23,351	$394,136
Other revenues, net	1,309	1,266	2,575	3,900	1,302	5,202
Total revenues	128,614	19,457	148,071	374,685	24,653	399,338
Operating expenses:
Fuel costs	117,228	15,809	133,037	336,522	20,181	356,703
Store operating expenses	5,255	951	6,206	14,960	1,079	16,039
Total operating expenses	122,483	16,760	139,243	351,482	21,260	372,742
Operating income	$6,131	$2,697	$8,828	$23,203	$3,393	$26,596
Fuel gallons sold	32,522	4,740	37,262	98,136	6,205	104,341

1 Includes only the fleet fueling business acquired in the Quarles Acquisition.

2 Includes only the fleet fueling business acquired in the WTG Acquisition.

Three Months Ended September 30, 2023 versus Three Months Ended September 30, 2022

Fleet Fueling Revenues

For the three months ended September 30, 2023, fuel revenue increased by $24.7 million, or 20.4%, compared to third quarter of 2022. Fleet fueling revenues benefited from a 36.2% increase in gallons sold, including the effect of a full quarter of the operations acquired in the Quarles Acquisition and the WTG Acquisition, which were partially offset by a decrease in the average price of fuel in the third quarter of 2023 as compared to the third quarter of 2022.

Fleet Fueling Operating Income

For the three months ended September 30, 2023, fuel contribution increased by $3.3 million compared to third quarter of 2022 (excluding intercompany charges by GPMP). At proprietary cardlocks, fuel contribution increased by $2.6 million (excluding intercompany charges by GPMP), while fuel margin per gallon decreased for the third quarter of 2023 as compared to the third quarter of 2022. At third-party cardlock locations, fuel contribution increased $0.7 million (excluding intercompany charges by GPMP), and fuel margin per gallon also increased for the third quarter of 2023 as compared to the third quarter of 2022. These changes were primarily due to higher volumes and the cardlocks acquired in the WTG Acquisition.

For the three months ended September 30, 2023, store operating expenses increased $2.3 million compared to the three months ended September 30, 2022 due to the effect of a full quarter of the operations acquired in the Quarles Acquisition and the recent WTG Acquisition.

Nine Months Ended September 30, 2023 versus Nine Months Ended September 30, 2022

Fleet Fueling Revenues

For the nine months ended September 30, 2023, fuel revenue increased by $273.3 million compared to the nine months ended September 30, 2022. Fleet fueling revenues benefited from an increase in gallons sold, including the effect of the operations acquired in the Quarles Acquisition and the WTG Acquisition, which were partially offset by a decrease in the average price of fuel in the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Fleet Fueling Operating Income

For the nine months ended September 30, 2023, fuel contribution increased by $31.6 million compared to the nine months ended September 30, 2022 (excluding intercompany charges by GPMP). At proprietary cardlocks, fuel contribution increased by $30.7 million (excluding intercompany charges by GPMP), and fuel margin per gallon also increased for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. At third-party cardlock locations, fuel contribution increased $0.9 million (excluding intercompany charges by GPMP), and fuel margin per gallon also increased for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. These increases were primarily due to nine months of operation for the Quarles Acquisition and the cardlocks acquired in the recent WTG Acquisition.

For the nine months ended September 30, 2023, store operating expenses increased $12.1 million compared to the nine months ended September 30, 2022 due to the addition of the Quarles Acquisition and the WTG Acquisition.

GPMP Segment

The table below shows the results of the GPMP segment for the three and nine months ended September 30, 2023 and 2022, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:	(in thousands)
Fuel revenue - inter-segment	$1,469,454	$1,443,638	$3,973,560	$4,457,602
Fuel revenue - external customers	1,044	1,437	2,842	4,170
Other revenues, net	253	261	700	773
Other revenues, net - inter-segment	2,862	1,434	8,164	1,434
Total revenues	1,473,613	1,446,770	3,985,266	4,463,979
Operating expenses:
Fuel costs	1,443,902	1,420,830	3,900,688	4,390,484
General and administrative expenses	854	709	2,407	2,174
Depreciation and amortization	1,841	1,843	5,525	5,527
Total operating expenses	1,446,597	1,423,382	3,908,620	4,398,185
Operating income	$27,016	$23,388	$76,646	$65,794
Fuel gallons sold - inter-segment	531,899	484,734	1,514,168	1,424,201
Fuel gallons sold - external customers	361	443	1,041	1,270
Fuel margin, cents per gallon[1]	5.0	5.0	5.0	5.0

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended September 30, 2023 versus Three Months Ended September 30, 2022

GPMP Revenues

For the three months ended September 30, 2023, fuel revenue increased by $25.4 million compared to the third quarter of 2022. The increase in fuel revenue was attributable to an increase in gallons sold as compared to the third quarter of 2022, which was partially offset by a decrease in the average price of fuel.

For the three months ended September 30, 2023 and 2022, other revenues, net were each $0.3 million and primarily related to rental income from certain sites leased to dealers. Inter-segment other revenues, net related to the fixed fee primarily charged to sites in the fleet fueling segment (currently 5.0 cents per gallon sold).

GPMP Operating Income

Fuel margin increased by $2.4 million for the third quarter of 2023, as compared to the third quarter of 2022, primarily due to greater gallons sold to the retail and wholesale segments at a fixed margin.

For the three months ended September 30, 2023, total general, administrative, depreciation and amortization expenses were similar with those in the comparable prior year period.

Nine Months Ended September 30, 2023 versus Nine Months Ended September 30, 2022

GPMP Revenues

For the nine months ended September 30, 2023, fuel revenue decreased by $485.4 million compared to the nine months ended September 30, 2022. The decrease in fuel revenue was attributable to a decrease in the average price of fuel, which was partially offset by an increase in gallons sold as compared to the first three quarters of 2022.

For the nine months ended September 30, 2023 and 2022, other revenues, net were $0.7 million and $0.8 million, respectively, and primarily related to rental income from certain sites leased to dealers. Inter-segment other revenues, net related to the fixed fee primarily charged to sites in the fleet fueling segment (currently 5.0 cents per gallon sold), which began in July 2022.

GPMP Operating Income

Fuel margin increased by $4.4 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to greater gallons sold to the retail and wholesale segments at a fixed margin.

For the nine months ended September 30, 2023, total general, administrative, depreciation and amortization expenses increased slightly from those in the comparable prior year period.

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

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$21,488	$24,994	$33,440	$59,118
Interest and other financing expenses, net	14,579	19,796	48,341	43,110
Income tax expense	7,993	20,898	10,849	31,060
Depreciation and amortization	33,713	26,061	94,949	75,050
EBITDA	77,773	91,749	187,579	208,338
Non-cash rent expense (a)	3,860	1,977	10,418	5,714
Acquisition costs (b)	1,127	1,673	7,980	3,177
Loss on disposal of assets and impairment charges (c)	2,265	1,418	5,543	3,389
Share-based compensation expense (d)	4,614	3,145	13,238	9,027
Loss from equity investment (e)	14	44	77	7
Adjustment to contingent consideration (f)	952	(1,550)	(672)	(2,076)
Internal entity realignment and streamlining (g)	—	408	—	408
Other (h)	558	604	726	637
Adjusted EBITDA	$91,163	$99,468	$224,889	$228,621

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
(b)
Eliminates costs incurred that are directly attributable to business acquisitions and salaries of employees whose primary job function is to execute our acquisition strategy and facilitate integration of acquired operations.
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

As of September 30, 2023, we were in a strong liquidity position of approximately $827 million, consisting of approximately $204 million of cash and cash equivalents and approximately $623 million of availability under our lines of credit. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations from our existing cash balances. As of September 30, 2023, we had no outstanding borrowings under our $140 million PNC Line of Credit (as defined below), $29.4 million of unused availability under the M&T equipment line of credit, described below, and $461.2 million of unused availability under our $800 million Capital One Line of Credit (as defined below), which we may elect to increase to $1.0 billion, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms.

The Board declared, and the Company paid, dividends of $0.03 per share of common stock on each of March 21, 2023, June 1, 2023 and September 1, 2023, totaling approximately $10.8 million. Additionally, the Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on December 1, 2023 to stockholders of record as of November 17, 2023. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will evaluate dividend payments within the context of our overall capital allocation strategy on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends.

In May 2023, we announced that our Board authorized an increase to our share repurchase program from $50.0 million to up to an aggregate of $100.0 million of our outstanding shares of common stock. During the nine months ended September 30, 2023, we repurchased approximately 3.1 million shares of common stock under the repurchase program for approximately $23.5 million, or an average share price of $7.55. The share repurchase program does not have a stated expiration date. Whether and the extent to which we repurchase shares depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c)of the Exchange Act, privately negotiated transactions, pursuant to accelerated share repurchase agreements entered into with one or more counterparties, or otherwise.

To date, we have funded capital expenditures primarily through funds generated from operations, funds received from vendors, sale-leaseback transactions, the issuance of debt, and existing cash. Future capital required to finance operations, acquisitions, and raze-and-rebuild, functionally and fully remodel and update stores is expected to come from cash on hand, cash generated by operations, availability under lines of credit, and additional long-term debt and equipment leases, as circumstances may dictate. In both the short-term and long-term, we currently expect that our capital spending program will be primarily focused on expanding our store base through acquisitions, razing-and-rebuilding, remodeling and updating stores, and maintaining our owned properties and equipment, including upgrading all fuel dispensers to be EMV-compliant. We expect to spend a total of approximately $4.5 million in the current year to upgrade substantially all our fuel dispensers to be EMV-compliant. We do not expect such capital needs to adversely affect liquidity.

Cash Flows for the Nine Months Ended September 30, 2023 and 2022

Net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2023 and 2022 was as follows:

	For the Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$78,807	$139,763
Investing activities	(263,446)	(64,793)
Financing activities	88,393	(49,835)
Effect of exchange rates	(83)	(109)
Total	$(96,329)	$25,026

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

For the nine months ended September 30, 2023, cash flows provided by operating activities were $78.8 million compared to $139.8 million for the nine months ended September 30, 2022. The decrease was primarily the result of approximately $12.4 million of higher net interest payments, approximately $22.9 million of higher net tax payments and a technical delay in receiving approximately $12.1 million from a routine credit card processor, as well as a decrease in Adjusted EBITDA of $3.7 million.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the nine months ended September 30, 2023, cash used in investing activities increased by $198.7 million compared to the nine months ended September 30, 2022. For the nine months ended September 30, 2023, we utilized $75.6 million for capital expenditures, including the purchase of certain fee properties, upgrades to fuel dispensers and other investments in our stores. The net consideration paid by us for our recent acquisitions $111.5 million, reflecting $494.9 million in aggregate purchase consideration, offset by $383.4 million paid by Oak Street.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount of our lines of credit and debt, distributions to non-controlling interests and issuance of common and preferred stock, net of dividends paid and common stock repurchases.

For the nine months ended September 30, 2023, financing activities consisted primarily of net receipts of $62.3 million for long-term debt, $80.4 million of consideration paid by Oak Street related to the 2023 Acquisitions, which transactions with Oak Street were accounted for as sale-leasebacks (see Note 3 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q), payment of $9.8 million for the Ares Put Option, repayments of $4.2 million for financing leases, $10.8 million for dividend payments on common stock, $4.3 million for dividend payments on the Series A redeemable preferred stock and $25.2 million for common stock repurchases.

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

The PNC Line of Credit bears interest, as elected by GPM at: (a) SOFR Adjusted plus Term SOFR (as defined in the PNC Credit Agreement) plus a margin of 1.25% to 1.75% or (b) a rate per annum equal to the alternate base rate (as defined in the PNC Credit Agreement) plus a margin of 0% to 0.50%. Every quarter, the SOFR margin rate and the alternate base rate margin rate are updated based on the quarterly average undrawn availability of the line of credit. The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. As of September 30, 2023, $7.3 million of letters of credit were outstanding under the PNC Credit Agreement.

Financing Agreements with M&T Bank

GPM has a financing arrangement with M&T Bank to provide a line of credit for up to $45.0 million to purchase equipment on or before September 2026, and which line may be borrowed in tranches as described below, and an aggregate principal amount of $35.0 million of a real estate loan (the “M&T Term Loan”). As of September 30, 2023, approximately $29.4 million remained available under the line of credit.

Each additional equipment loan tranche will have a term of up to five years from the date it is advanced, payable in equal monthly payments of principal plus interest of SOFR (as defined in the agreement) plus 2.75%. The M&T Term Loan bears interest at SOFR Adjusted (as defined in the agreement) plus 3.00%, matures in June 2026 and is payable in monthly installments based on a fifteen-year amortization schedule, with the balance of the loan payable at maturity.

Financing agreement with a syndicate of banks led by Capital One, National Association (“Capital One”)

GPMP has a revolving credit facility with a syndicate of banks led by Capital One, National Association, in an aggregate principal amount of up to $800 million (the “Capital One Line of Credit”). At GPMP’s request, the Capital One Line of Credit can be increased up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or from other banks, and subject to certain terms as detailed in the Capital One Line of Credit. The revolving credit facility matures on May 5, 2028. As of September 30, 2023, approximately $338.3 million was drawn on the Capital One Line of Credit, $0.5 million of letters of credit were outstanding under the Capital One Line of Credit and approximately $461.2 million was available thereunder.

The Capital One Line of Credit bears interest, as elected by GPMP at: (a) Adjusted Term SOFR (as defined in the agreement) plus a margin of 2.25% to 3.25% or (b) a rate per annum equal to the alternate base rate (as defined in the agreement) plus a margin of 1.25% to 2.25%. The margin is determined according to a formula in the Capital One Line of Credit that depends on GPMP’s leverage.

Critical Accounting Policies and Estimates

For the nine months ended September 30, 2023, there were no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that have had a material impact on our condensed consolidated financial statements and related notes.

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

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The Senior Notes bear a fixed interest rate, therefore, an increase or decrease in prevailing interest rates has no impact on our debt service for the Senior Notes. As of September 30, 2023, the interest rate on our Capital One Line of Credit was 7.9%, the interest rate on our M&T Term Loan was 8.4% and the interest rate on our variable M&T equipment loan was 8.1%. As of September 30, 2022, the interest rate on our Capital One Line of Credit was 5.1% and the interest rate on our M&T Term Loan was 6.2%. As of September 30, 2023, approximately 44% of our debt bore interest at variable rates. If our applicable interest rates increase by 1%, then our debt service on an annual basis would increase by approximately $3.7 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The disclosure controls and procedures related to the TEG Acquisition we closed on March 1, 2023 were excluded from the evaluation of effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023, due to the timing of this acquisition. This acquisition’s total assets constituted approximately 11% of the Company’s total assets as of September 30, 2023, and represented approximately 8% of the Company’s revenue for the nine months ended September 30, 2023. Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our share repurchase activity for the quarter ended September 30, 2023 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)

July 1, 2023 to July 31, 2023	179,491	$7.96	179,491	$47,643
August 1, 2023 to August 31, 2023	292,640	7.66	292,640	45,402
September 1, 2023 to September 30, 2023	1,068,511	7.43	1,068,511	37,468
Total	1,540,642	$7.53	1,540,642	$37,468

(1)
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorizes the repurchase of up to $100 million of our common stock. We publicly announced this program on February 23, 2022 and announced the increased amount authorized to be repurchased on May 16, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit 10.1	Second Amendment to Second Amended, Restated and Consolidated Credit Agreement, dated October 14, 2021, by and among GPM Investments, LLC, and the other borrowers party thereto and M&T Bank.

Exhibit 31.1

Certification by Arie Kotler, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2023.

Exhibit 31.2

Certification by Donald Bassell, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2023.

Exhibit 32.1

Certification by Arie Kotler, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2023.

Exhibit 32.2

Certification by Donald Bassell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2023.

101

The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2023		ARKO Corp.

	By:	/s/ Arie Kotler
	Name:	Arie Kotler
	Title:	President, Chief Executive Officer and Chairman of the Board
(on behalf of the Registrant and as Principal Executive Officer)