Form 10-K
period 2023-12-31
ARKO Corp.
filed 2024-02-27
CIK 1823794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

As of June 30, 2023, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $653.8 million based on the closing price as reported on the Nasdaq Capital Market on that date. For purposes of determining this number, all named executive officers and directors of the registrant as of June 30, 2023 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form 10-K, and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.

As of February 26, 2024, the registrant had 116,180,186 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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
•
the highly competitive fragmented industry in which we operate, characterized by many similar competing products and services;
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
•
our failure to adequately secure, maintain, and enforce our intellectual property rights and third-party claims of infringement upon their intellectual property rights;
•
our dependence on third-party transportation providers for the transportation of most of our motor fuel;
•
our operations present risks which may not be fully covered by insurance;
•
our variable rate debt;
•
the agreements governing our indebtedness contain various restrictions and financial covenants;

•
The majority of our common stock is held by a limited number of stockholders and management and their interests may conflict with yours;
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

ITEM 1. BUSINESS

Overview

Based in Richmond, VA, ARKO Corp. is a leading independent convenience store operator and, as of December 31, 2023, we were the sixth largest convenience store chain in the United States (“U.S.”) ranked by store count, operating 1,543 retail convenience stores. As of December 31, 2023, we operated our stores under more than 25 regional store brands that have been in existence for an average of approximately 50 years, which we consider “a Family of Community Brands.” We leverage their long-term community involvement, highly recognizable brands and customer loyalty in their respective markets. While maintaining established diversified store brands, our stores derive significant value from the scale, corporate infrastructure and centralized marketing programs associated with our large network, including a common operating platform and a loyalty program network that we use as a platform for promotions and marketing initiatives throughout our convenience stores. Our fas REWARDS® loyalty program with approximately 2.0 million enrolled members is available in the majority of our stores and offers exclusive savings on merchandise and gas to our enrolled members.

We are also a leading wholesale distributor of motor fuel, and as of December 31, 2023, we supplied fuel to 1,825 dealer locations. Additionally, we operate a fleet fueling business that included, as of December 31, 2023, the operation of 298 proprietary and third-party cardlock locations (unstaffed fueling locations) and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites.

We are diversified geographically and, as of December 31, 2023, operated in the District of Columbia and in more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern U.S.

We have achieved strong site count growth over the last decade, primarily by implementing a highly successful acquisition strategy. From 2013 through 2023, we completed 25 acquisitions, and our site count has grown from 320 sites in 2011 to 3,666 sites as of December 31, 2023.We believe that our acquired locations combined with our scalable infrastructure create a strong platform for future growth within the highly fragmented convenience store industry through both strategic acquisitions and organic growth. With approximately 69% of the convenience store market composed of chains with 50 or fewer locations as of December 2022, we believe that there is ample opportunity to continue to consolidate. We have traditionally acquired our stores in smaller towns that have lower concentrations of national-chain convenience stores. Approximately 45% of our retail stores are in cities with populations of fewer than 20,000 people, and approximately 24% of our retail stores are in cities with populations between 20,000 and 50,000 people. We believe that our focus on secondary and tertiary markets allows us to preserve “local” brand name recognition and align local market needs with capital investment.

Corporate Information

ARKO Corp. was incorporated under the laws of Delaware on August 26, 2020 for the purpose of facilitating the business combination of Haymaker Acquisition Corp. II, a Delaware corporation, and ARKO Holdings Ltd., a company organized under the laws of the State of Israel. Our shares of common stock, $0.0001 par value per share (“common stock”), and publicly-traded warrants are listed on the Nasdaq Stock Market under the symbols “ARKO” and “ARKOW,” respectively.

We own, indirectly, 100% of GPM Investments, LLC, a Delaware limited liability company that was formed on June 12, 2002, which we refer to as GPM, and which is our primary operating entity.

Our Business Segments

Retail Segment

Our primary business is the operation of convenience stores, and we generate a significant portion of our revenue from the retail sale of products and the fuel at our stores. Consequently, our retail stores generate a large proportion of our profitability. We intentionally focus our marketing and merchandising initiatives at our retail stores to offer our customers an assortment of products with an attractive value proposition. Our retail store offering includes a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. We have foodservice offerings at approximately 1,260 retail stores, which include hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. In 2024, we launched an extensive new pizza program that offers private label pizza, at an attractive value of $4.99 for enrolled loyalty members, which is currently offered at more than 1,000 stores as take-and-bake from the freezer, and currently available at approximately 225 of those stores also as fresh and hot pizza either whole or by the slice. We supplement our foodservice offering with approximately 150 quick service major national brand restaurants. Additionally, we provide a number of traditional convenience store services that generate additional income, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate revenues from car washes at approximately 95 of our locations. Almost all stores sell fuel, and we had 70 electric vehicle (“EV”) chargers at 19 stores as of December 31, 2023.

We operate our stores under more than 25 regional store brands (which we consider “a Family of Community Brands”), including 1-Stop, Admiral, Apple Market®, BreadBox, Corner Mart, Dixie Mart, ExpressStop®, E-Z Mart®, fas mart®, fastmarket®, Flash Market, Handy Mart, Jetz, Jiffi Stop®, Jiffy Stop, Li’l Cricket, Market Express, Next Door Store®, Pride, Roadrunner Markets, Rose Mart, Rstore, Scotchman®, shore stop®, Speedy’s, Town Star, Uncle’s, Village Pantry® and Young’s.

Our acquired brands have been in existence for an average of approximately 50 years, and their names are highly recognizable to local customers. By maintaining the regional store branding of our acquired stores, we believe we retain the goodwill associated with the respective brands’ long-term community involvement. Concurrently, our Family of Community Brands benefits significantly from being part of a leading convenience store operator given their access to:

•
Centralized merchandising, marketing and procurement programs;
•
Fuel price optimization and purchasing functions;
•
Common loyalty program under the name fas REWARDS®;
•
A comprehensive portfolio of fuel brands with strong consumer recognition through national advertising;
•
Common IT and point-of-sale platforms; and
•
Centralized environmental management and environmental practices.

For the year ended December 31, 2023, the retail segment generated total revenues of approximately $5.8 billion, including approximately $1.9 billion of in-store sales and other revenues. Gross profit dollars from in-store merchandise accounted for 53.4% of our gross profit dollars from our retail segment for the year ended December 31, 2023. In addition, the retail segment sold a total of more than 1.1 billion gallons of branded and unbranded fuel to our retail customers.

Wholesale Segment

The wholesale segment supplies fuel to dealers, sub-wholesalers and bulk and spot purchasers, on either a consignment or cost plus basis. The wholesale segment adds significant fuel volumes to the Company’s robust retail fuel sales, which we believe enhances our purchasing power for our entire platform, including our retail segment, and improves our competitiveness as an acquirer of choice.

•
Consignment contracts — 288 sites as of December 31, 2023. In arrangements of this type, we own the fuel until the date of sale to the final customer (the consumer), and the gross profit created from the sale of the fuel is allocated between us and the dealer based on the terms of the relevant agreement with the dealer. In certain cases, gross profit is split based on a percentage and in others we pay a fixed fee per gallon to the dealer.
•
Fuel supply contracts (“Cost Plus”) — 1,537 sites as of December 31, 2023 plus bulk and spot purchasers. In arrangements of this type, the dealer purchases the fuel from us. We make final sales to dealers (referred to as a “lessee-dealer” if the dealer leases the station from us or an “open-dealer” if the dealer controls the site), sub-wholesalers and bulk and spot purchasers on a fixed-fee basis. The sales price to the dealer is determined according to the terms of the relevant agreement with the dealer, which typically reflects our total fuel costs plus the cost of transportation and a margin, with us generally retaining any prompt pay discounts and rebates, largely eliminating our exposure to commodity price movements.

For the year ended December 31, 2023, the wholesale segment sold 969.3 million gallons of fuel (approximately 43.2% of our total gallons sold in 2023), generating revenues of approximately $3.1 billion.

Fleet Fueling Segment

We added our fleet fueling segment as part of our acquisition of certain assets from Quarles Petroleum, Incorporated (“Quarles”) in July 2022 that included 184 cardlock locations, and we added an additional 111 cardlock locations in our 2023 acquisition of the GASCARD fleet fueling operations of WTG Fuels Holdings, LLC (the “WTG Acquisition”), one of the largest fleet fueling operations in West Texas. The fleet fueling segment includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) with sales to commercial and municipal entities, and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites. Fleet fueling complements our retail and wholesale segments, from which we believe we can grow and expand our fleet fueling segment. Commercial companies using the Quarles fleet cards have gradually shifted from the proprietary fleet card useable only at Quarles-branded locations to the “Universal” fleet card which is a cobranded with Voyager (U.S. Bank) and which can be used at more than 230,000 fleet fueling sites.

Diesel fuel accounts for approximately 82% of our fleet fueling sales, and, as opposed to retail volumes, commercial volumes have been less impacted by retail fuel consumption trends. Within our fleet fueling segment, we generally achieve fuel margins that are higher than those in our wholesale segment. The lack of on-site labor required to run these sites also generally offers us compelling economics.

As of December 31, 2023, we operated 298 cardlock locations, and, for the year ended December 31, 2023, the fleet fueling segment sold 140.8 million gallons of fuel, generating revenues of approximately $538.8 million.

GPMP Segment

The GPMP segment engages in the wholesale distribution of fuel to substantially all of our sites that sell fuel in the retail and wholesale segments and a limited number of third-party dealers and bulk purchasers. GPM Petroleum LP (“GPMP”) sells fuel at GPMP’s cost of fuel (including taxes and transportation) plus a fixed margin and charges a fixed fee primarily to sites in the fleet fueling segment which are not supplied by GPMP. We own 100% of the general partner of GPMP and, as of December 31, 2023, 99.8% of the GPMP limited partner units. As of the date of this Annual Report on Form 10-K, we own all of the GPMP limited partner units.

Growth Strategy

We believe that continuing to execute on our organic and inorganic strategies provides a significant opportunity to increase our sales and profitability. We constantly monitor macroeconomic factors such as interest rates, material costs, product availability, construction industry pricing, and the availability and cost of labor, and we closely analyze key performance indicators to calibrate our strategies between organic and inorganic initiatives, as described in further detail below.

Organic Growth Opportunities

Our current organic strategies are focused on improving the performance of our retail stores through enhanced marketing and merchandising initiatives across our brands, such as our loyalty program, which deepens our relationship with our customers, expanding our foodservice offering to meet our customers’ needs and enhancing our existing retail store base.

Foodservice Opportunity. Our current foodservice offering, which varies by store, primarily consists of hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We have historically relied upon a limited number of franchised quick service restaurants and in-store delis to drive customer traffic. As a result, we believe that our under-penetration of foodservice presents an opportunity to expand foodservice offerings and margin in response to changing consumer behavior. In the third quarter of 2023, we created and filled a new role at GPM, Senior Vice President of Food Service, to evaluate our current foodservice offering and to expand our company-wide, cross-functional food strategy to position our stores as a food destination for our customers, scaled across our Family of Community Brands. In 2024, we launched an extensive new pizza program.

Other Enhanced Marketing Initiatives. We pursue numerous in-store sales growth and margin enhancement opportunities through marketing and merchandising initiatives across our expansive footprint, including, among others:

•
Using customer centric data-driven decisions to expand our six core destination merchandise categories, which are packaged beverages, candy, salty snacks, packaged sweet snacks, alternative snacks and beer. These categories represented approximately 53% of our merchandise contribution for the year ended December 31, 2023. Because our core destination merchandise categories represent a high concentration of our merchandise contribution, we focus on marketing and merchandising initiatives within these categories because we believe that they will have the greatest impact on our performance. In 2023, we updated approximately 310 of our stores with expanded core categories.
•
Development and strengthening of customer relationships through our fas REWARDS® loyalty program, which offers enrolled loyalty members in-store exclusive promotional pricing, in-app member only HOT deals not available in stores, order and delivery, age verified offers on tobacco and alcohol, and a store locator with current gas prices at stores close to members. In the first quarter of 2023, we launched a new enhanced fas REWARDS app to better connect with and understand our customers. Currently, approximately 2.0 million customers are enrolled in our fas REWARDS® loyalty program.
•
Continued expansion of the use of third-party delivery services, such as DoorDash and GrubHub, currently offered at more than 1,300 of our stores.

Remodels, Raze-and-Rebuilds and New-to-Industry Opportunities. We believe that we have an expansive, embedded opportunity to enhance our existing store base through several organic growth initiatives, including full and functional remodels, raze-and-rebuild and new-to-industry opportunities. In 2023, we continued to upgrade existing stores through functional remodels, such as adding bean-to-cup coffee offerings (added into more than 390 stores), roller grills (added into 47 stores), enhanced dispensed beverage offerings and our successful grab-n-go and freezer strategy. Further, in 2023, we opened three new Dunkin’ stores and one new Pride location, and we are planning three new-to-industry stores in 2024.

Inorganic Growth Opportunities

Our inorganic strategies focus on growing our store base in existing and contiguous markets through acquisitions.

Pursue Acquisitions in Existing and Contiguous Markets. We have a dedicated in-house M&A team that focuses on identifying, closing and integrating acquisitions. As an experienced acquirer, we have demonstrated our ability to generate strong returns on capital and meaningfully improve target performance post-integration through operating expertise and economies of scale. We believe that our business model provides us with strategic flexibility to acquire chains with retail, dealer and cardlock locations. We believe that our scale has enabled us to become a formidable industry player, enhanced our competitiveness, and positioned us as an acquirer of choice within the industry. As a “super-jobber” wholesaler, we believe we are better positioned to gain and renew supply contracts from dealers in addition to convenience store and wholesale fuel portfolios, and we incentivize our wholesale sales staff based on renewals. Additionally, we believe we can grow and expand the Company’s fleet fueling platform through further acquisitions, including in conjunction with our retail and wholesale acquisitions.

Additionally, as part of our post-acquisition process following the integration of our systems, we implement our store planograms and merchandise assortment in newly acquired stores and expand category footages where necessary in order to improve the performance of acquired stores. We believe our significant size and scale aids our efforts to successfully deploy our organic growth strategies in our acquired assets, which we anticipate will result in value accretion.

EV Opportunity. As part of our overall EV strategy, we pursue grants and subsidies across our footprint to expand our EV charging capacity. As of December 31, 2023, our total EV charging network consisted of 70 charging stations installed at 19 stores across 11 states. We have several potential grants that we are pursuing. Our goal is to offer EV drivers the convenience and amenities they seek in a charging destination away from their homes, at areas where we identify the demand.

Suppliers

In 2023, we purchased merchandise inventory from two primary wholesale distributors, Core-Mark and Grocery Supply Company, as well as approximately 850 direct store delivery supplier distributors. We leverage our relationships to generate economies of scale across our store base.

We purchase motor fuel primarily from large, integrated oil companies and independent refiners under supply agreements. In addition, we purchase unbranded fuel from branded and unbranded fuel suppliers to supply 267 unbranded retail fueling locations and 298 cardlock locations. As of December 31, 2023, approximately 82% of our retail fuel locations sold branded fuel. We sell branded fuel under brand names including, among others, Valero®, Marathon®, BP®, Exxon® and Shell® brand names. In addition to driving customer traffic, we believe that our branded fuel strategy enables us to maintain a secure fuel supply.

Competition

We operate in the highly competitive retail convenience market, which includes businesses with operations and services that are similar to those that we provide, primarily the sale of convenience items and motor fuels. We face significant competition from other large chain operators, such as: 7-Eleven/Speedway; Circle K; Casey’s; Murphy USA; Quik Trip; Royal Farms; Sheetz; and Wawa. We believe that convenience stores managed by individual operators who offer branded or non-branded fuel are also significant competitors in the local markets in which we operate. Often, operators of both chains and individual stores compete by selling unbranded fuel at lower retail prices relative to the market. We believe that the primary competitive factors influencing the retail segment are: site location; competitive prices; convenient access routes; the quality and configuration of the store and the fueling facility; the range of high-quality products and services offered; a convenient store-front; cleanliness; branded fuel; and the degree of capital investment in the store.

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

The wholesale business is also competitive. In the wholesale segment, we supply fuel to third-parties both at sites owned or leased by dealers, sites that we own or for which we have a long-term lease, and bulk and spot purchasers. For sites that we do not own or lease, in the renewal of contracts we compete with refiners that distribute their own products, as well as other independent third-party motor fuel distributors. Wholesale fuel distributors typically compete by offering shorter contract commitments, lesser collateral requirements and larger incentives to enter into contracts.

In order to mitigate this competition, we typically offer our dealers competitive pricing within the framework of our existing fuel supply agreements, such as those we have with Valero, BP, Shell, Motiva, Marathon and ExxonMobil, with the advantage that we distribute fuel sourced from a number of major oil company suppliers which allows us to approach a wide variety of branded and unbranded dealers in order to offer a variety of alternative supply arrangements.

Cardlocks compete against retail gas stations, especially those with a significant number of diesel pumps, however, we believe that our cardlock footprint allows for easier access and more efficient fueling for commercial vehicles than traditional retail fueling locations. Site growth in the fleet fueling segment is driven by commercial customers outsourcing the provision of on-site fleet fueling. The primary competitors for third-party sites are companies that provide delivered fuels, with national, regional and local companies offering this service. We believe that we are well positioned in the industry because we combine the ability to utilize our proprietary cardlock sites with our fleet card product sales.

We believe that the primary barriers to entering our industry are the significant financial strength required to enter into agreements with suppliers of fuel products and competition from other fuel companies and retail chains.

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

With respect to data collected by us or on our behalf, including credit card information and data related to loyalty customers, we are subject to federal, state and local requirements related to the possession, use and disclosure of personally identifiable information, including mandated procedures to be followed in the event a data breach were to occur.

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

With respect to environmental regulations, we are subject to local, state and federal laws and regulations that address our properties and operations, including, without limitation the transportation, storage and sale of fuel, which have a considerable impact on our operations, including compliance with the requirements and regulations of the U.S. Environmental Protection Agency (“EPA”) and comparable state counterparts. We are required to comply with the following regulations, among others: the Comprehensive Environmental Response, Compensation, and Liability Act of 1980; the Resource Conservation and Recovery Act; the Clean Air Act; and the federal Occupational Safety and Health Act.

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

We are committed to compliance with all applicable environmental laws and regulations. We allocate a portion of our capital expenditure program to compliance with environmental laws and regulations and environmental remediation and such capital expenditures were approximately $4.8 million for the year ended December 31, 2023, and we anticipate expenditures of approximately $9.3 million for the year ending December 31, 2024. Our environmental department maintains direct interaction with federal, state and local environmental agencies for each state in which we operate. As part of our environmental risk management process, we engage environmental consultants and service providers to assist in analyzing our exposure to environmental risks by developing remediation plans, providing other environmental services, and taking corrective actions as necessary.

Human Capital

As of December 31, 2023, we employed 13,481 employees, with 11,960 employed in our stores and 1,521 in corporate and field management positions. To build, and continually improve upon, our corporate culture, we emphasize core values such as integrity, teamwork, and customer focus communicated through various channels such as training programs, internal communications, and employee feedback.

We value our employees and believe that communication, training, and employee development are key elements of our performance. We feel that improving the skills of our current staff through training increases productivity and boosts our bottom line at a fraction of the cost of hiring new employees. We offer training based on our employees’ specific job requirements and employee levels using our new Learning Management System (LMS) designed for delivering online training modules. These include, but are not limited to, a series of short online modules that are completed upon hire and some that are repeated annually to promote consistent compliance. Additionally, our store managers or our Regional Training team conduct on-the-job training activities that we have developed. We continue to refine these training activities, add new training programs for store and district managers, and focus on leadership and other “soft skills.” Our Regional Training team conducts the Company and industry-specific training to ensure store management is well-versed in the latest operating policies, standards, and techniques. Training varies based on employee level, but generally focuses on customer service, safety, compliance, environmental issues, and regulations, as well as our operations and policies. We help identify clear career paths to retain current employees and attract new employees by encouraging them to grow with the Company through educational training programs, matching employees with their interests or identifying a career trajectory other employees have taken.

Our experienced store managers and our regional trainers conduct the training of store managers from acquired sites in a classroom setting pre- and post-acquisition, as well as on-the-job training that extends several weeks once the acquisition is complete.

We have communication vehicles allowing us to send company information and reminders to targeted levels of employees, to keep them informed and improve efficiency, particularly during key times throughout the year such as the 100 days of summer. Employees may also communicate anonymous feedback to the Company, which assists our efforts to improve processes and programs for future and existing employees.

We seek to recruit and retain qualified personnel to work in our stores. Wage rates in the markets in which we operate, including voluntary increases in wages because of current labor market conditions, have increased our costs associated with recruiting and retaining qualified personnel, and may continue to do so in the future. We look to promote employee retention by providing attractive employee benefits such as medical, dental, 401(k) retirement plan and insurance. We believe our benefits offerings are competitive in the markets in which we operate.

We evaluate wages and other opportunities available to employees within our markets, and, as applicable, grant sign-on, retention, referral and other bonus opportunities to our employees based on their respective roles. By researching and understanding hiring trends, we have adopted mobile technology to simplify the application process and we have invested in additional recruiting resources and implemented virtual recruiting and interviewing methods. We have also deployed enhanced recruiting techniques to optimize the selection of our talent pool. As of December 31, 2023, none of our employees were represented by a labor union or have terms of employment that are subject to a collective bargaining agreement. We consider our relationships with our employees to be good and have not experienced any work stoppages.

Intellectual Property

We rely on trademarks that we own and trademarks we license from third-parties to protect our brands and identify the source of our goods and services. We have registered or applied to register many of our trademarks with the United States Patent and Trademark Office. We license various marks in relation to the branded fuels that we supply, including “ExxonMobil,” “Marathon,” “BP,” “Shell,” and “Valero.” In our quick service food offerings, we license trademarks such as “Subway” and “Dunkin’” to use at our applicable franchised or licensed outlets. We also license the “Jetz” trademark for use at certain of our convenience stores in Wisconsin.

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

Environmental, Social and Governance

As a leading operator of convenience stores and gas stations, we are focused on integrating Environmental, Social and Governance principles that are aligned with our long-term business strategy. Our second Sustainability Report issued in 2023 included a description of our baseline governance framework, environmental initiatives and social responsibility initiatives. Our Sustainability Report is available on our website at www.arkocorp.com. The information related to Environmental, Social and Governance on our website, including our Sustainability Report, is not, and shall not be deemed to be, a part hereof or incorporated by reference into this or any of our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

We encourage investors, the media and other interested parties to review the information we post on our website, together with the information we file with the SEC and announce via press releases, conference calls and webcasts.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below, as well as other information contained in this Annual Report on Form 10-K, including the audited consolidated financial statements contained in Part II, Item 8 (the “Consolidated Financial

Statements”) and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, results of operations, financial condition, and cash flows.

Risks Related to Our Business and Industry

Changes in economic conditions and consumer confidence in the U.S. could materially adversely affect our business.

Our operations and the scope of services we provide are affected by changes in the macro-economic situation in the United States, which has a direct impact on consumer confidence and spending patterns. A number of key macro-economic factors, such as high interest rates, inflation and unemployment, could have a negative effect on consumer habits and spending, and lead to lower demand for fuel and other products sold at our convenience stores and gas stations. The U.S. economy has continued to experience inflationary pressures, which reduce consumer purchasing power. If this trend continues or increases, it could negatively impact demand and seasonal travel patterns, which could reduce future sales volumes. Significant negative developments in the macro-economic environment in the United States could have a material adverse effect on our business, financial condition and results of operations.

If our acquisitions are not on economically acceptable terms, our future growth may be negatively impacted. Furthermore, any acquisitions we complete are subject to substantial risks that could result in losses.

Our ability to grow depends, in part, on our ability to make acquisitions. However, we may be unable to take advantage of accretive opportunities for any of the following reasons:

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

If our acquisitions are not on economically acceptable terms, our future growth may be negatively impacted. In addition, if we complete any future acquisitions, our capitalization and results of operations may change significantly. We may complete acquisitions, which, contrary to our expectations, ultimately prove to not be accretive. If any of these events were to occur, our future growth would be limited.

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
•
Acquisitions may divert the attention of management from focusing on our day-to-day operations;
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

•
We may incur additional environmental liabilities and risk from the acquired assets.

We may be unable to successfully integrate acquired operations or otherwise realize the expected benefits from our acquisitions, which could adversely affect the expected benefits from our acquisitions and our results of operations and financial condition.

Any acquisition involves the integration of the business of two companies that have previously operated independently. The difficulties of combining the operations of the two businesses include: integrating personnel with diverse business backgrounds; familiarizing employees with new systems; converting customers to new loyalty platforms; and combining different corporate cultures.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business, and the loss of key personnel or customers. The diversion of management’s attention and any delay or difficulty encountered in connection with the integration of the two companies’ operations could have an adverse effect on our business and results of operations.

The success of our acquisitions depends, in part, on our ability to realize the anticipated benefits from combining the acquired business with ours. If we are unable to successfully integrate an acquired business, the anticipated benefits of such acquisition may not be realized fully or may take longer to realize than expected which could have a material adverse effect on our business, financial condition and results of operations. For example, we may fail to realize the anticipated increase in earnings anticipated to be derived from an acquisition or the synergies expected, or there could be higher expenses related to the acquired business than expected. In addition, as with any acquisition, a significant decline in asset valuations or cash flows may also cause us not to realize expected benefits.

Our future growth depends on our ability to successfully implement our growth strategies, a part of which consists of upgrading and remodeling our convenience stores.

A part of our growth strategy consists of functional and full remodeling of our convenience stores in order to improve customers’ shopping experience by offering high-quality, convenient and efficient facilities. Such upgrades and remodeling projects, regardless of scale, entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and non-availability of construction equipment. Such risks, in addition to potential difficulties in obtaining any required licenses and permits, could lead to significant cost increases and substantial delays in the opening of the remodeled convenience stores. In certain instances, these factors have led to delays and increased costs for our projects and although we believe we are successfully navigating these challenges, there can be no assurance that we will be able to achieve our growth targets by successfully implementing this strategy.

Significant changes in current consumption of cigarettes and other tobacco products and related regulations and litigation could materially adversely affect our business.

Cigarettes and other tobacco products, which accounted for approximately 8% of our total revenues for the year ended December 31, 2023, are a significant revenue source for us. Significant increases in wholesale cigarette and other tobacco product prices, current and future tobacco legislation, including restrictions or bans on flavored and menthol tobacco products and related advertising, national, state and local campaigns to discourage smoking, a decrease in the consumption of cigarettes, increases in retail cigarette prices, lawsuits against manufacturers and retailers of cigarettes and other tobacco products, reductions in manufacturer rebates for the purchase of tobacco products and increases in, and new, taxes on cigarettes and other tobacco products could have a material adverse effect on the demand for tobacco products and, in turn, on our financial condition and results of operations.

Our financial condition and results of operations are influenced by changes in the wholesale prices of motor fuel, which may materially adversely impact our sales, operations, customers’ financial condition and the availability of trade credit.

During the year ended December 31, 2023, fuel sales were approximately 79% of our total revenues and approximately 46% of our combined fuel, merchandise and other income margin. Generally, our retail fuel inventory on hand turns quickly in the ordinary course of our business. Our operating results are influenced by prices for motor fuel, variable retail margins and the market for such products. Crude oil and domestic wholesale motor fuel markets are volatile. General political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East, Russia, Africa and South America, such as the ongoing war between Russia and Ukraine, could significantly affect crude oil supplies and wholesale fuel prices. Significant increases and volatility in wholesale fuel prices could result in substantial increases in the retail price of motor fuel products, lower fuel gross margin per gallon, lower demand for such products and lower sales to customers and dealers. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our financial condition and results of operations. Increases in fuel prices generally compress retail fuel margin because fuel costs typically increase faster than retailers are able to pass them along to customers. In addition, when prices for motor fuel rise, some of our dealers may have insufficient credit to purchase motor fuel from us at their historical volumes. Furthermore, when motor fuel prices decrease, so do prompt payment incentives, which are generally calculated as a percentage of the total purchase price of the motor fuel distributed. Additionally, because the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump result in higher credit card expenses. These additional fees increase operating expenses. Additionally, when diesel fuel prices rise, this results in higher truck shipping costs which causes shippers to consider alternative means for transporting freight, which may reduce trucking business and, in turn, may reduce our fuel sales volume. High diesel fuel prices may also cause our trucking customers to seek cost savings throughout their businesses, including measures which reduce total fuel consumption and may in turn reduce our fuel sales volume. Finally, higher prices for motor fuel may reduce our access to trade credit or worsen the terms under which such credit is available to us, which could have a material adverse effect on our financial condition and results of operations.

Significant changes in demand for fuel-based modes of transportation and for trucking services could materially adversely affect our business.

The road transportation fuel and convenience business is generally driven by consumer preferences, growth of road traffic, demand for trucking services, and trends in travel and tourism. Automotive, industrial and power generation manufacturers are developing more fuel-efficient engines, hybrid engines, electric vehicles and alternative clean power systems. In 2023, electric vehicles accounted for approximately 7.6% of all light vehicle sales in the United States. In addition, truck and other vehicle manufacturers and our customers continue to focus on ways to improve motor vehicle fuel efficiency and conserve fuel, including use of truck platooning, or the electronic linking of trucks with a lead vehicle, heat and kinetic energy recovery technologies, substantially lighter “super trucks” and higher efficiency motor fuels. Demand for trucking services in the United States generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks usually declines, and in turn demand for diesel fuel supplied by our fleet fueling segment typically declines, which could significantly harm our results of operations and financial condition.

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

We depend on several principal suppliers for our fuel purchases and two principal suppliers for merchandise. A failure by a principal supplier to renew its supply agreement, a disruption in supply or an unexpected change in supplier relationships could have a material adverse effect on our business.

We depend on several principal suppliers for our fuel purchases. Our fuel supply agreements expire on various dates through June 2032. If any of our principal suppliers elects not to renew its contracts with us, we may be unable to replace the volume of motor fuel we currently purchase from such supplier on similar terms or at all. We rely upon our suppliers to timely provide the volumes and types of motor fuels for which they contract. We purchase motor fuels from a variety of suppliers under term contracts. In times of extreme market demand, supply disruption or as a result of futures market and geopolitical conditions, we may be unable to acquire enough fuel, including diesel fuel in particular, to satisfy the demand of our customers. Any disruption in supply or a significant change in our relationship with our principal fuel suppliers could have a material adverse effect on our business, financial condition and results of operations.

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

A portion of our revenue is generated under fuel supply agreements with dealers that must be renegotiated or replaced periodically. If we are unable to successfully renegotiate or replace these agreements, then our results of operations and financial condition could be adversely affected.

A portion of our revenue is generated under fuel supply agreements with dealers. As these supply agreements expire, they must be renegotiated or replaced. Our fuel supply agreements generally have an initial term of 10 years and, as of December 31, 2023, had a volume-weighted average remaining term of approximately 5.1 years. Our dealers have no obligation to renew their fuel supply agreements with us on similar terms or at all. We may be unable to renegotiate or replace our fuel supply agreements when they expire, and the terms of any renegotiated fuel supply agreements may not be as favorable as the terms of the agreements they replace. Whether these fuel supply agreements are successfully renegotiated or replaced is frequently subject to factors beyond our control. Such factors include fluctuations in motor fuel prices, a dealer’s ability to pay for or accept the contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our fuel supply agreements, or must renegotiate or replace them on less favorable terms, revenues from these agreements could decline and our results of operations and financial condition could be adversely affected.

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

Most of our fuel is transported by third-party carriers to our retail, dealer and fleet fueling sites. A portion of fuel is transported in our own trucks, instead of by third-party carriers, therefore, our operations are also subject to hazards and risks inherent in transporting motor fuel. These hazards and risks include, but are not limited to, fires, explosions, traffic accidents, spills, discharges and other releases, and cross-drops, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others.

The transportation of motor fuels, as well as the associated storage of such fuels at locations including convenience stores, are subject to various federal, state and local environmental laws and regulations, including those relating to ownership and operation of storage tanks, the release or discharge of regulated materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to regulated materials, and the health and safety of employees dedicated to such transportation and storage activities. These laws and regulations may impose numerous obligations and restrictions that are applicable to motor fuels transportation and storage and other related activities, including acquisition of, or applications for, permits, licenses, or other approvals before conducting regulated activities; restrictions on the quality and labeling of the motor fuels that may be sold; restrictions on the types, quantities and concentration of materials that may be released into the environment; required capital expenditures to comply with pollution control requirements; and imposition of substantial liabilities for pollution or non-compliance resulting from these activities. Numerous governmental authorities, such as the DOT and EPA, and analogous state agencies, have the power to monitor and enforce compliance with these laws and regulations and the permits, licenses and approvals issued under them, including fines, which can result in increased pollution control equipment costs or other actions. Failure to comply with these existing laws and regulations, or any newly adopted laws or regulations, may trigger administrative, civil or criminal enforcement measures, including the assessment of monetary penalties or other sanctions, the imposition of investigative, remedial or corrective action obligations, the imposition of additional compliance requirements on certain operations or the issuance of orders enjoining certain operations. Moreover, the trend in environmental regulation is for more restrictions and limitations on activities that may adversely affect the environment, which aligns with a growing trend in investor sentiment, and such regulation may result in increased costs of compliance.

Where releases of motor fuels or other substances or wastes have occurred, federal and state laws and regulations, and our lease agreements, require that contamination caused by such releases be assessed and remediated to meet applicable clean-up standards. Certain environmental laws impose strict, joint and several liability for costs required to clean-up and restore sites where motor fuels or other waste products have been disposed of or otherwise released. The costs associated with the investigation and remediation of contamination, as well as any associated third-party claims for damages or to impose corrective action obligations, could be substantial and could have a material adverse effect on us or our customers who transport motor fuels or own or operate convenience stores or other facilities where motor fuels are stored.

For more information on potential risks arising from environmental and occupational safety and health laws and regulations, please see “Business—Environmental and Other Government Regulations.”

Failure to comply with applicable laws and regulations could result in liabilities, penalties, costs, or license suspension or revocation that could have a material adverse effect on our business.

Our operations are subject to numerous federal, state and local laws and regulations, including regulations related to the sale of alcohol, cigarettes and other tobacco products, lottery/lotto products, other age-restricted products, operation of gaming machines, various food safety and product quality requirements, environmental laws and regulations, and various employment laws, including requirements for various licenses and registrations. To the extent we are not able to provide information that is required under such regulations because owners of our stock do not provide the necessary documentation to comply or fail to comply with such regulations, we may have those licenses suspended or revoked.

Our violation of, or inability to comply with such regulation could expose us to regulatory sanctions ranging from monetary fines to the revocation or suspension of our permits and licenses for the sale of such products. We may also be subject to litigation including class action litigation which may result in substantial costs, expenses and damages related to legal proceedings. Such regulatory action or litigation could adversely affect our business, financial condition and results of operations.

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

We are subject to extensive tax liabilities imposed by multiple jurisdictions that potentially have a material adverse effect on our financial condition and results of operations.

We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, fuel excise taxes, sales and use taxes, payroll taxes, franchise taxes, property taxes and tobacco taxes. Many of these tax liabilities are subject to periodic audits by the respective taxing authorities. Further changes in the tax laws could arise as a result of the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development (“OECD”). In December 2022, the European Union (“EU”) member states reached an agreement to implement the minimum tax component (“Pillar Two”) of the OECD’s tax reform initiative. The directive was enacted into the national law of the EU member states in 2023. If similar directives under Pillar Two are adopted by other taxing authorities, such changes could increase the amount of taxes we pay and therefore decrease our results of operations and cash flow. Additionally, substantial changes or reforms in the current tax regime could result in increased tax expenses and potentially have a material adverse effect on our financial condition and results of operations.

We rely on a large number of store employees. If we do not effectively manage our workforce, our labor costs and results of operations could be adversely affected.

With approximately 12,000 store employees, our labor costs represent one of our largest store operating expenses and our business is dependent on our ability to attract, train, and retain the appropriate mix of qualified employees. Most of our store employees are in entry-level or part-time positions, which have historically high turnover rates. Current employment trends and the prevailing wage rates in the markets in which we operate, including voluntary increases in wages because of current labor market conditions, have increased our costs associated with recruiting and retaining qualified personnel, and may continue to do so in the future. Our ability to meet our changing labor needs while controlling our costs is subject to external factors outside of our control such as labor laws and mandatory requirements at the local, state and federal levels (such as minimum wages, paid leave time, and other social benefits), unemployment levels, prevailing wage rates, benefit costs, changing demographics, and our reputation and relevance within the labor market. If we are unable to attract and retain qualified personnel to work in our stores, do not provide proper training, or provide clear succession planning, our operations, customer service levels, reputation, and competitiveness could suffer and our results of operations could be adversely affected.

The loss of key senior management personnel or the failure to recruit or retain qualified senior management personnel could materially adversely affect our business.

We are dependent on our ability to recruit, train and retain qualified individuals to manage our business. Economic factors, the state of the current labor market and availability of other employment options for our management personnel could impact our ability to recruit and retain qualified personnel that could have a material impact on our results of operations and impact our ability to execute upon our strategic goals. If we do not provide proper training and clear succession planning or are unable to entice the necessary talent to join our company and retain our employees over time, we may not have appropriate staff to be promoted to management roles as they become available. Additionally, we are dependent on certain key employees to operate our business and the loss of any of our executive officers or other key employees could harm our business.

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

We accept a variety of credit cards and debit cards in our convenience stores and at our fuel dispensers and, accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability and reduce the ease of use of certain payment methods. Additionally, we pay interchange and other fees, which may increase over time.

Europay, MasterCard and Visa, or EMV, is a global standard for credit cards that uses computer chips to authenticate and secure chip-card transactions. The liability for fraudulent credit card transactions shifted from the credit card processor to us in April 2021 for transactions at the fuel dispensers. As of December 31, 2023, due to the required time and cost necessary to upgrade each site, supply chain constraints related to necessary equipment, and contractor availability, we completed upgrading our fuel dispensers to be EMV-compliant at approximately 75% of our retail locations, and anticipate being substantially complete by the end of 2025. Accordingly, we may be subject to liability for fraudulent credit card transactions processed at fuel dispensers that are now EMV-compliant. We do not believe that this will expose us to material chargeback liability.

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

We are also subject to payment card association operating rules and agreements, including data security rules and agreements and certification requirements which could change or be reinterpreted to make it difficult or impossible for us to comply. In particular, we must comply with the Payment Card Industry Data Security Standard, or PCI DSS, a set of requirements designed to ensure that all companies that process, store or transmit payment card information maintain a secure environment to protect cardholder data. If we, or our third-party service providers, fail to comply with any of these rules or requirements, or if our, or our third-party service providers, data security systems are breached or compromised, we may be liable for losses incurred by card issuing banks or customers, subject to fines and higher transaction fees, lose our ability to accept credit or debit card payments from our customers, or process electronic fund transfers or facilitate other types of payments. Any failure to comply with such rules or requirements could significantly harm our brand, reputation, business, financial condition and results of operations.

Significant disruptions of information technology systems, breaches of data security, or compromised data could materially adversely affect our business.

We rely on multiple information technology systems and a number of third-party vendor platforms (collectively, “IT Systems”) in order to run and manage our daily operations, including for fuel pricing, loyalty programs, payroll, accounting, budgeting, reporting, and store operations. Such IT Systems allow us to manage various aspects of our business, communicate with customers, and to provide reliable analytical information to our management. The future operation, success and growth of our business depends on streamlined processes made available through our uninhibited access to information systems, global communications, internet activity and other network processes. Like most other companies, despite our current cybersecurity risk management framework (see “Cybersecurity” for additional detail) and process controls, our information technology systems, and those of our third-party service providers, may be vulnerable to information security breaches, ransomware or extortion, mishandled data, acts of vandalism, computer viruses and interruption or loss of valuable business data. Stored data might be improperly accessed due to a variety of events beyond our control, including, but not limited to, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of access to data and information, terrorist attacks, hackers, security breaches or other security incidents, and computer viruses or attacks. We rely on third-parties to provide maintenance and support of our IT Systems, and to store our data (including customer data) and a failure of any of these third-parties to provide adequate and timely support, or compromise of these third-parties’ systems, could adversely affect the operation of our IT Systems. We have technology security initiatives and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequately designed or implemented to ensure that our operations are not disrupted or the data security breaches do not occur.

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex attacks which may remain undetected until after they occur. Any breach of our network or those of our vendors may result in damage to our reputation, the loss of valuable business data, the misappropriation of our valuable intellectual property or trade secret information, misappropriation of our customers’ or employees’ personal information, key personnel being unable to perform duties or communicate throughout the organization, loss of retail sales, significant costs for data restoration and other adverse impacts on our business. Despite our existing security procedures and controls, if our network or the network of one of our service providers was compromised, it could give rise to unwanted media attention, materially damage our customer relationships, harm our business, reputation, results of operations, cash flows and financial condition, result in fines or litigation, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud. In addition, successful cyberattacks, data breaches, or data security incidents, at one of our vendors, other convenience store operators, large retailers or other market participants, whether or not we are directly impacted, could lead to a general loss of customer confidence or affect our supply chain which could negatively affect us, including harming the market perception of the effectiveness of our security measures or harming the reputation of the industry in general, which could result in reduced use of our products and services.

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

The U.S. Federal Trade Commission (the “FTC”) and state governments expect a company’s data security and privacy measures to be compliant. Such rules may be reasonable and appropriate in light of the sensitivity and volume of customer information we hold, the size and complexity of our business, and the cost of available tools to improve security and reduce vulnerabilities, or may require compliance regardless of the compliance costs as compared to the potential security and privacy issues. Our failure to take any steps perceived by the FTC as appropriate or required to protect customers’ personal information may result in claims by the FTC that we have engaged in unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. State consumer protection laws provide similar and additional causes of action which may be brought by state governments or plaintiffs’ counsel for unfair or deceptive practices for alleged privacy, data protection and data security violations.

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

As described above, we are also subject to PCI DSS, which is a standard designed to protect credit card account data as mandated by payment card industry entities. We rely on vendors to handle PCI DSS matters and to ensure PCI DSS compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI DSS based on past, present, and future business practices. Our actual or perceived failure to comply with the PCI DSS can subject us to fines, termination of banking relationships, and increased transaction fees.

In addition, numerous states already have, and are looking to expand, data protection and privacy legislation requiring companies like ours to consider solutions to meet differing needs and expectations of customers. Similar laws have been proposed at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging and we may not be able to monitor and react to all developments in a timely manner.

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

We rely on our trademarks, trade names, and brand names to distinguish our products and services from those of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third-parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products or services, which could result in loss of brand recognition, and could require us to devote resources advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend and divert management’s attention, cause us to cease making, licensing or using the products or services that incorporate the challenged intellectual property, require us to rebrand our products or services, if feasible, or require us to enter into royalty or licensing agreements in order to obtain the right to use a third-party’s intellectual property.

We also rely on trademarks that we license from third-parties to identify the branded fuels that we supply and trademarks in our quick service food offerings. If we violate the terms of these licenses, we could be liable for damages, and the licenses could be terminated. The termination or non-renewal of any of these licenses could require us to rebrand or to replace the licensed goods and services, and accordingly could have a material adverse effect on our business, reputation, financial condition and results of operations.

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

We depend on third-party transportation providers for the transportation of most of our motor fuel. Thus, a change of providers, a significant incident related to a provider, or a significant change in our relationship with these providers could have a material adverse effect on our business.

Most of the motor fuel we distribute is transported from terminals to gas stations and cardlock locations by third-party transportation providers. Such providers may suspend, reduce or terminate their obligations to us if certain events (such as force majeure) occur. A change of key transportation providers, a disruption or cessation in services provided by such providers, a significant accident or other incident involving a transportation provider, or a significant change in our relationship with such providers could have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our outstanding term loans and revolving credit facilities bear interest at variable rates, subjecting us to fluctuations in the short-term interest rate. The U.S. Federal Reserve Board significantly increased the federal funds rate in 2022 and 2023, which has increased the borrowing costs on our variable rate debt and may increase the cost of any new debt we incur. Any further additional federal fund rate increases could in turn make our financing activities, including those related to our acquisition activity, more costly and limit our ability to refinance existing debt when it matures or pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. As of December 31, 2023, approximately 46% of our debt bore interest at variable rates, which is based on CME Group’s forward-looking Secured Overnight Financing Rate (“SOFR”). Consequently, significant increases in market interest rates would create substantially higher debt service requirements, which could have a material adverse effect on our overall financial condition, including our ability to service our indebtedness.

The agreements governing our indebtedness contain various restrictions and financial covenants that may restrict our business and financing activities.

We depend on the earnings and cash flow generated by our operations in order to meet our debt service obligations. The operating and financial restrictions and covenants in our credit facilities and our 5.125% Senior Notes due 2029 (the “Senior Notes”),

and any future financing agreements, may restrict our ability to finance future operations or expand our business activities. For example, certain of our credit facilities and our Senior Notes restrict our ability to, among other things: incur additional debt or issue guarantees; incur or permit liens to exist on certain property; pay dividends, redeem stock or make other distributions; make certain investments, acquisitions or other restricted payments; enter into certain types of transactions with affiliates; agree to certain restrictions on the ability of restricted subsidiaries to make payments to us; engage in certain asset sales; modify or terminate certain material contracts; and merge or dispose of all or substantially all of certain entities’ assets.

In addition, certain of the credit agreements governing our credit facilities contain covenants requiring us to maintain certain financial ratios. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Indebtedness” for additional information about our credit facilities and our Senior Notes.

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

Risks Related to Our Organizational Structure

The majority of our common stock is held by a limited number of stockholders and management and their interests may conflict with yours in the future.

Our executive officers and directors and a limited number of stockholders beneficially owned approximately 71% of our outstanding voting stock as of December 31, 2023. Each share of common stock entitles its holders to one vote on all matters presented to stockholders. Accordingly, this limited number of stockholders can have a material impact in the election and removal of our directors and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of the certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership. This concentration of ownership may delay or deter possible changes in control, which may reduce the value of an investment in the common stock. So long as they continue to own a significant amount of the combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

Our corporate structure includes Israeli subsidiaries that may have adverse tax consequences and expose us to additional tax liabilities.

Our corporate structure includes Israeli subsidiaries that file tax returns in Israel. Israeli tax authorities may challenge positions taken by such subsidiaries with respect to their tax returns. To the extent such a challenge is sustained, this could increase our worldwide effective tax rate and adversely impact our financial position and results of operations. In addition, tax law or regulations in Israel may be amended and Israeli tax authorities may change their interpretations of existing tax law and regulations such that we may be subject to increased tax liabilities, including upon termination or liquidation of our Israeli subsidiaries. We may face additional tax liabilities in transferring cash through our Israeli subsidiaries by means of dividends or otherwise to support us, primarily due to withholding tax requirements imposed pursuant to the provisions of the Israeli tax law (which may be reduced under the provisions of the convention between the Government of the United States of America and the Government of Israel with respect to Taxes on Income), which could have a material adverse effect on our business, financial condition and results of operations.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm on the effectiveness of internal control over financial reporting as of year-end. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. We are also subject to the compliance requirements of Section 404(b) of the Sarbanes-Oxley Act, which has resulted in us incurring substantial expenses and expending significant management efforts to comply with the Sarbanes-Oxley Act, which will continue. We cannot assure you that we will at all times in the future be able to report that our internal controls are effective. Material weaknesses in the design and operation of the internal control over financial reporting of businesses that we acquire could have a material adverse effect on our business and operating results. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act or if we identify or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities, which would require additional financial and management resources.

The market price and trading volume of our common stock may be volatile and could decline significantly.

The Nasdaq stock market on which we list our common stock, has from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market is sustained for our common stock, the market price of our common stock may be volatile and could decline significantly. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the market price of our common stock as of the date of this Annual Report on Form 10-K. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others: the realization of any of the risk factors presented in this Annual Report on Form 10-K; actual or anticipated differences in our estimates, or in the estimates of securities analysts, or the expectations of stockholders, or changes by securities analysts in their estimates of our future earnings; failure of our operating results to meet our published guidance; the performance and market valuations of other similar companies; and broad disruptions in the financial markets, including sudden disruptions in the credit markets.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

Sales of a substantial number of shares of our common stock in the public market could cause the price of our common stock to decline.

As of December 31, 2023, we had 116,171,208 shares of common stock outstanding and warrants to purchase approximately 18.4 million shares of common stock. We have registered shares of common stock that we may issue under our equity compensation plan. These shares may be sold freely in the public market upon issuance, subject to relevant vesting schedules, and applicable securities laws. Additionally, in the past we have issued, and may issue in the future, equity as part of the purchase price for an acquisition.

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

In February 2022, we announced that our board of directors (the “Board”) authorized a regular dividend program under which we commenced payment of quarterly dividends on our common stock, subject to quarterly declarations in the sole discretion of our Board. Any future declarations of dividends, as well as the amount and timing of such dividends, are subject to capital availability and the discretion of our Board, which must evaluate, among other things, whether cash dividends are in the best interest of our stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit our ability to declare and pay cash dividends.

Our ability to pay dividends in the future and their amount will depend upon, among other factors, our cash balances and potential future capital requirements, debt service requirements, earnings, financial condition, the general economic and regulatory climate, and other factors beyond our control that our Board may deem relevant. Our dividend payments may change from time to time, and we may not continue to declare dividends in the future. A reduction in or elimination of our dividend payments could have a negative effect on our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cybersecurity risk management is a component of our overall risk management systems and processes and we recognize the importance of evaluating, detecting, and mitigating significant risks related to cybersecurity threats, including operational risks, theft of intellectual property, fraud, injury to employees or customers, and breach of applicable laws.

Our information security program aims to manage these cybersecurity risks and threats that we can reasonably anticipate using different methods, such as third-party assessments, internal IT audits, governance oversight, and risk and compliance reviews. We use various security tools designed to help protect our information systems from cyberattacks and to address any vulnerabilities or incidents in a timely manner, and we rely in part on third-party services to identify, prioritize, assess, reduce, and remediate cybersecurity threats and incidents.

Our information security program also evaluates potential risks associated with certain third-parties with whom we do business, especially our service providers that deal with sensitive employee, business, or customer data. This includes risk evaluation before choosing such vendors, periodic assessment thereafter and if a third-party has a reported cybersecurity incident, we perform an assessment to find and reduce risks related to such third-party incident that may affect us.

Our systems regularly face attacks that aim to interrupt and delay our operations or obtain information from our systems. Any major disruption or nefarious access, to our systems or a third-party’s systems, could lead to disclosure or destruction of data, including employee, customer and corporate information, which may expose us to business, regulatory, litigation and reputation risk and could negatively affect our business and results of operations. As of the date of this Annual Report on Form 10-K, we have not encountered risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial position. Refer to “Item 1A. Risk factors” in this Annual Report on Form 10-K, including “Significant disruptions of information technology systems, breaches of data security, or compromised data could materially adversely affect our business” for additional discussion about cybersecurity-related risks.

We perform various tasks designed to protect the Company from cybersecurity incidents, such as: conducting proactive cybersecurity reviews of systems and applications; performing penetration testing using external third-party tools and techniques; conducting employee training; and monitoring emerging laws and regulations related to data protection and information security. We evaluate risks from cyberattacks and technology threats and check our information systems for possible weaknesses. We use a risk quantification model created by the National Institute of Standards and Technology to find, assess and rank cybersecurity and technology risks and create related security controls and protections. Using third-party organizations and ongoing internal assessments, we regularly review and test our information security program to enhance our security measures and planning. We also engage an external auditor to perform an annual payment card industry data security standard review of our security controls protecting payment information, as well as quarterly third-party penetration testing of our cardholder environment and related systems.

We follow incident response and breach management processes that principally consist of four interrelated steps to identify and assess material risks from cybersecurity threats: (1) preparing for a cybersecurity incident; (2) detecting and analyzing a cybersecurity incident; (3) containing, eliminating and recovering from the cybersecurity incident; and (4) analyzing the cybersecurity incident after it is resolved. We assess, rank and prioritize cybersecurity incidents based on their severity and impact on our operations and business. Our information security team, with assistance from our legal team, oversees cybersecurity incident response and breach management processes and commencing with the formation of the Board’s Cybersecurity Special Committee, reports to such committee.

GPM’s Senior Vice President of Information Technology (the “SVP of IT”), who has more than 30 years of technology experience, leads our information security team. We also use additional employees with relevant educational and industry experience to support our information security program.

Until November 2023, our Board had oversight responsibility for cybersecurity threats, and the SVP of IT provided cybersecurity-related information to the Board on a periodic basis. In November 2023, the Board formed a Cybersecurity Special Committee which has oversight over our management of cybersecurity threats and is charged with periodically reporting on cybersecurity matters to the Board. Currently, the Cybersecurity Special Committee consists of four independent directors. The Board’s oversight, including through the Cybersecurity Special Committee, includes receiving periodic reports from the SVP of IT and other information technology team members on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance. In addition, the Cybersecurity Special Committee is now tasked with oversight of our annual cybersecurity assessment of key cybersecurity risks, which was previously overseen by the Board.

In November 2023, the Board adopted cybersecurity processes, which strengthened and formalized company-wide procedures related to identifying, managing and assessing cybersecurity threats. In the event of a cybersecurity incident which is potentially material, the SVP of IT must report such incident to the Company’s CEO, CFO, General Counsel and the chair of the Cybersecurity Special Committee, and these executives and board member determine whether, based on materiality or potential materiality, to report the cybersecurity incident to the Cybersecurity Special Committee, which committee makes a determination if such cybersecurity incident requires a public filing.

ITEM 2. PROPERTIES.

As of December 31, 2023, we owned 395 properties, including 267 retail stores, 51 consignment agent locations, 44 lessee-dealer sites and 33 cardlock locations. Additionally, we have long-term control over a leased property portfolio composed of 1,640 locations as of December 31, 2023. Of the leased properties, 1,276 were retail stores, 103 were consignment agent locations, 105 were lessee-dealer sites and 156 were cardlock locations.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this Annual Report on Form 10-K, we were not party to any material legal proceedings that would require disclosure pursuant to Item 103 of Regulation S-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock and publicly-traded warrants are listed on the Nasdaq Capital Market under the symbols “ARKO” and “ARKOW,” respectively.

As of February 23, 2024, there were 17 holders of record of our common stock and eight holders of record of our publicly-traded warrants to purchase one whole share of common stock at a price of $11.50 per share.

Information concerning the dividends called for by this item is incorporated herein by reference to Note 17, “Equity,” in the Consolidated Financial Statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents our share repurchase activity for the quarter ended December 31, 2023 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)

October 1, 2023 to October 31, 2023	452,916	$7.43	452,916	$34,104
November 1, 2023 to November 30, 2023	450,454	7.43	450,454	30,755
December 1, 2023 to December 31, 2023	227,242	7.74	227,242	28,995
Total	1,130,612	$7.49	1,130,612	$28,995
(1)
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorizes the repurchase of up to $100 million of our common stock. We publicly announced this program on February 23, 2022 and announced the increased amount authorized to be repurchased on May 16, 2023.

Performance Graph

The following graph compares the performance of our common stock during the period beginning December 23, 2020 through December 31, 2023, assuming an investment of $100 on December 23, 2020, to that of the total return index for the S&P 500, the Russell 2000 and the S&P Retail Select Industry Index. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	12/23/2020	12/31/2021	12/31/2022	12/31/2023

ARKO Corp.	$100	$87.70	$87.47	$84.61
S&P 500	100	133.65	109.45	138.22
Russell 2000	100	124.75	99.26	116.06
S&P Retail Select Industry Index	100	153.59	104.87	127.46

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

Overview

Based in Richmond, VA, we are a leading independent convenience store operator and, as of December 31, 2023, we were the sixth largest convenience store chain in the United States (“U.S.”) ranked by store count, operating 1,543 retail convenience stores. As of December 31, 2023, we operated the stores under more than 25 regional store brands, including 1-Stop, Admiral, Apple Market®, BreadBox, Corner Mart, Dixie Mart, ExpressStop, E-Z Mart®, fas mart®, fastmarket®, Flash Market, Handy Mart, Jetz, Jiffi Stop®, Jiffy Stop, Li’l Cricket, Market Express, Next Door Store®, Pride, Roadrunner Markets, Rose Mart, Rstore, Scotchman®, shore stop®, Speedy’s, Town Star, Uncle’s, Village Pantry® and Young’s. As of December 31, 2023, we also supplied fuel to 1,825 dealers and operated 298 cardlock locations (unstaffed fueling locations). We are well diversified geographically and, as of December 31, 2023, operated in the District of Columbia and more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern U.S.

Our primary business is the operation of convenience stores, and we generate a significant portion of our revenue from the retail sale of products and the fuel at our stores. Consequently, our retail stores generate a large proportion of our profitability. We intentionally focus our marketing and merchandising initiatives at our retail stores to offer our customers an assortment of products with an attractive value proposition. Our retail offering includes a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. We have foodservice offerings at approximately 1,260 stores, which include hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. In 2024, we launched an extensive new pizza program that offers private label pizza, at an attractive value of $4.99 for enrolled loyalty members, which is currently offered at more than 1,000 stores as take-and-bake from the freezer, and currently available at approximately 225 of those stores also as fresh and hot pizza either whole or by the slice. We supplement our foodservice offering with approximately 150 quick service major national brand restaurants. Relevant and delicious food offerings are a key strategic priority for us, and we expect to maintain a high degree of focus on frozen grab-and-go and enhanced hot food capabilities. Additionally, we provide a number of traditional convenience store services that generate income, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate revenues from car washes at approximately 95 of our locations.

Enrolled members in our fas REWARDS® loyalty program increased by approximately 171,000 new enrolled members in the fourth quarter of 2023, representing a year over year increase of 170% from the fourth quarter of 2022. Currently, we have approximately 2.0 million enrolled members in our program. During the second and third quarters of 2023, following the launch of our updated fas REWARDS app in the first quarter of 2023, 491,000 new members enrolled, and we attribute this robust growth in part to execution of a special $10 enrollment campaign that lasted from mid-May 2023 through September 2023. Our fas REWARDS® loyalty program is available in the majority of our stores and offers enrolled loyalty members in store exclusive promotional pricing, in-app member only HOT deals not available in stores, as well as the ability to earn points that can be redeemed for either fuel or merchandise savings. Other in-app features include order and delivery, age verified offers on tobacco and alcohol, and a store locator with current gas prices at GPM stores nearby to members.

We also derive revenue from the wholesale distribution of fuel and the sale of fuel at cardlock locations, and we earn commissions from the sales of fuel using proprietary fuel cards that provide customers access to a nationwide network of fueling sites. We believe these revenues result in stable, ratable cash flows which, together with free cash flow from our retail segment, can be deployed to pursue accretive acquisitions and investments in our retail stores. The wholesale segment adds significant fuel volumes to our robust retail fuel sales, which we believe enhances our purchasing power for our entire platform, including our retail segment, and improves our competitiveness as an acquirer of choice.

Description of Segments

Our reportable segments are described below.

Retail Segment

Our retail segment includes the operation of a chain of retail stores, which includes convenience stores selling fuel products and other merchandise to retail customers. At our convenience stores, we own the merchandise and fuel inventory and employ personnel to manage the store.

Wholesale Segment

Our wholesale segment supplies fuel to dealers, on either a consignment or cost plus basis. For consignment arrangements, we retain ownership of the fuel inventory at the site, are responsible for the pricing of the fuel to the end consumer and share a portion of the gross profit earned from the sale of fuel by the consignment dealers. For cost plus arrangements, we sell fuel to dealers and bulk and spot purchasers on a fixed-fee basis. The sales price to the dealer is determined according to the terms of the relevant agreement with the dealer, which typically reflects our total fuel costs plus the cost of transportation and a margin, with us generally retaining the prompt pay discounts and rebates.

Fleet Fueling Segment

Our fleet fueling segment includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations), and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites.

GPMP Segment

Our GPMP segment engages in the wholesale distribution of fuel to substantially all of our sites that sell fuel in the retail and wholesale segments and a limited number of third-party dealers and bulk purchasers. GPM Petroleum LP (“GPMP”) sells fuel at GPMP’s cost of fuel (including taxes and transportation) plus a fixed margin and charges a fixed fee primarily to sites in the fleet fueling segment which are not supplied by GPMP.

Trends Impacting Our Business

We achieved strong store growth over the last decade, driven primarily by a highly successful acquisition strategy, inclusive of 25 completed acquisitions from 2013 through 2023. More recently, on March 1, 2023, we acquired 135 convenience stores and gas stations, 181 dealer locations, a commercial, government, and industrial business, and certain distribution and transportation assets from Transit Energy Group, LLC (the “TEG Acquisition”). On June 6, 2023, we completed our acquisition of 24 Uncle’s convenience stores located across Western Texas, 68 proprietary GASCARD-branded cardlock sites and 43 private cardlock sites for fleet fueling operations located in Western Texas and Southeastern New Mexico from WTG Fuels Holdings, LLC (the “WTG Acquisition”). On August 15, 2023, we acquired seven Speedy’s convenience stores located in Arkansas and Oklahoma, which were previously locations operated by a dealer to which we supplied fuel (the “Speedy’s Acquisition” and, together with the TEG Acquisition and the WTG Acquisition, the “2023 Acquisitions”). For additional information regarding the 2023 Acquisitions, please see Note 4 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K. In July 2022, we completed our acquisition of certain assets from Quarles Petroleum, Incorporated (the “Quarles Acquisition”), which included at closing 121 proprietary Quarles-branded cardlock sites and 63 third-party cardlock sites for fleet fueling operations, and 46 dealer locations, and in December 2022, we completed our acquisition of Pride Convenience Holdings, LLC, which operated 31 Pride convenience stores at closing and had one store under construction that is now opened (the “Pride Acquisition” and together with the Quarles Acquisition, the “2022 Acquisitions”). In May 2021, we completed our acquisition of 60 ExpressStop convenience stores, and, in November 2021, we completed our acquisition of 36 Handy Mart convenience stores.

Our store count has grown from 320 sites in 2011 to 3,666 sites as of December 31, 2023, of which 1,543 were operated as retail convenience stores, 1,825 were locations at which we supplied fuel to dealers and 298 were cardlock locations. Our strategic acquisitions have had, and may continue to have, a significant impact on our reported results and can make period to period comparisons of results difficult. We believe our significant size and scale aids our efforts to successfully deploy our organic growth strategies in our acquired assets, which we anticipate will result in value accretion.

The following table provides a history of our acquisitions, site conversions and site closings for each of the last three years, for the retail, wholesale and fleet fueling segments:

	For the Year Ended December 31,
Retail Segment	2023	2022	2021
Number of sites at beginning of period	1,404	1,406	1,330
Acquired sites	166	32	97
Newly opened or reopened sites	4	—	1
Company-controlled sites converted to consignment or fuel supply locations, net	(16)	(17)	(9)
Closed, relocated or divested sites	(15)	(17)	(13)
Number of sites at end of period	1,543	1,404	1,406

	For the Year Ended December 31,
Wholesale Segment [1]	2023	2022	2021
Number of sites at beginning of period	1,674	1,628	1,597
Acquired sites	190	46	—
Newly opened or reopened sites [2]	83	74	76
Consignment or fuel supply locations converted from Company-controlled or fleet fueling sites, net	15	17	9
Closed, relocated or divested sites	(137)	(91)	(54)
Number of sites at end of period	1,825	1,674	1,628

1 Excludes bulk and spot purchasers.

2 Includes all signed fuel supply agreements irrespective of fuel distribution commencement date.

	For the Year Ended December 31,
Fleet Fueling Segment	2023	2022
Number of sites at beginning of period	183	—
Acquired sites	111	184
Newly opened or reopened sites	6	—
Fleet fueling locations converted from fuel supply locations, net	1	—
Closed, relocated or divested sites	(3)	(1)
Number of sites at end of period	298	183

In recent years, the convenience store industry has focused on increasing and improving in-store foodservice offerings, including fresh foods, quick service restaurants and proprietary food offerings. We believe consumers may be more likely to patronize convenience stores that include new and improved food offerings, which may also lead to increased inside merchandise sales or fuel sales. Our current foodservice offering, which varies by store, primarily consists of hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We have historically relied upon a limited number of franchised quick service restaurants and in-store delis to drive customer traffic. As a result, we believe that our under-penetration of foodservice presents an opportunity to expand foodservice offerings and margin in response to changing consumer behavior. In the third quarter of 2023, we created and filled a new role at GPM, Senior Vice President of Food Service, to evaluate our current foodservice offering and to expand our company-wide, cross-functional food strategy to position our stores as a food destination for our customers, scaled across our Family of Community Brands. In 2024, we launched an extensive new pizza program.

Our results of operation are significantly impacted by the retail fuel margins we earn on gallons sold. These fuel margins can change rapidly as they are influenced by many factors, including: the wholesale cost of fuel; interruptions in supply caused by severe weather; supply chain disruptions; refinery mechanical failures; and competition in the local markets in which we operate.

The cost of our main products, gasoline and diesel fuel, is greatly impacted by the wholesale cost of fuel in the United States. We attempt to pass wholesale fuel cost changes through to our customers through retail price changes; however, we are not always able to do so. Competitive conditions primarily affect the timing of any related increase or decrease in retail prices. As a result, we tend to experience lower fuel margins when the cost of fuel is increasing gradually over a longer period and higher fuel margins when the cost of fuel is declining or more volatile over a shorter period of time. For the year ended December 31, 2022, we experienced historically high fuel margins as a result of the volatile market for gasoline and diesel fuel. In particular, in the first quarter of 2022, the war in Ukraine significantly affected market conditions and resulted in substantially higher fuel margins. Depending on future market and geopolitical conditions, the supply of fuel, including diesel fuel in particular, may become constrained. Accordingly, we maintain terminal storage of diesel fuel for short-term supply needs for our fleet fueling sites.

Additionally, throughout 2023, the U.S. economy continued to endure price inflation and the effect of higher prevailing interest rates, which began in 2022 and which has increased merchandise cost and reduced consumer purchasing power. We have mitigated a portion of these higher costs with retail price increases. The persistence of, or increase in, inflation or high interest rates could negatively impact the demand for our products and services, including due to consumers reducing travel, which could reduce sales volumes. Additionally, because of current labor market conditions and the prevailing wage rates in the markets in which we operate, we have voluntarily increased wages, which has increased our costs associated with recruiting and retaining qualified personnel, and may continue to do so in the future.

We also operate in a highly competitive retail convenience market that includes businesses with operations and services that are similar to those that we provide. We believe that convenience stores managed by individual operators who offer branded or non-branded fuel are also significant competitors in the local markets in which we operate. Often, operators of both chains and individual stores compete by selling unbranded fuel at lower retail prices relative to the market. The convenience store industry is also experiencing competition from other retail sectors including grocery stores, large warehouse retail stores, dollar stores and pharmacies.

We believe that we have a significant opportunity to increase our sales and profitability by continuing to execute on our organic and inorganic strategies, which principally seek to improve the performance of current stores through enhanced offerings to meet our customers’ needs and growing our store base in existing and contiguous markets through acquisitions.

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

Results of Operations for the years ended December 31, 2023, 2022 and 2021

The period-to-period comparisons of our results of operations contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation have been prepared using the Consolidated Financial Statements and the notes thereto, and the following discussion should be read in conjunction with such audited annual consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. All references to fuel contribution and fuel margin per gallon are excluding the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel (intercompany charges by GPMP).

Consolidated Results

The table below shows our consolidated results for the years ended December 31, 2023, 2022 and 2021, together with certain key metrics.

	For the Year Ended December 31,
	2023	2022	2021
Revenues:	(in thousands)
Fuel revenue	$7,464,372	$7,401,090	$5,714,333
Merchandise revenue	1,838,001	1,647,642	1,616,404
Other revenues, net	110,358	94,067	86,661
Total revenues	9,412,731	9,142,799	7,417,398
Operating expenses:
Fuel costs	6,876,084	6,856,651	5,275,907
Merchandise costs	1,252,879	1,146,423	1,143,494
Store operating expenses	860,134	721,174	630,518
General and administrative expenses	165,294	139,969	124,667
Depreciation and amortization	127,597	101,752	97,194
Total operating expenses	9,281,988	8,965,969	7,271,780
Other expenses, net	12,729	9,816	3,536
Operating income	118,014	167,014	142,082
Interest and other financial expenses, net	(71,243)	(59,405)	(71,207)
Income before income taxes	46,771	107,609	70,875
Income tax expense	(12,166)	(35,557)	(11,634)
(Loss) income from equity investment	(39)	(74)	186
Net income	$34,566	$71,978	$59,427
Less: Net income attributable to non-controlling interests	197	231	229
Net income attributable to ARKO Corp.	$34,369	$71,747	$59,198
Series A redeemable preferred stock dividends	(5,750)	(5,750)	(5,735)
Net income attributable to common shareholders	$28,619	$65,997	$53,463
Fuel gallons sold	2,241,805	1,971,011	2,019,206
Fuel margin, cents per gallon [1]	26.2	27.6	21.7
Merchandise contribution [2]	$585,122	$501,219	$472,910
Merchandise margin [3]	31.8%	30.4%	29.3%
Adjusted EBITDA [4]	$290,428	$301,054	$256,575

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

2 Calculated as merchandise revenue less merchandise costs.

3 Calculated as merchandise contribution divided by merchandise revenue.

4 Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

For the year ended December 31, 2023 compared to the year ended December 31, 2022

For the year ended December 31, 2023, fuel revenue increased by $63.3 million, or 0.9%, compared to the year ended December 31, 2022. The increase in fuel revenue was attributable primarily to incremental gallons sold related to the 2023 Acquisitions and the 2022 Acquisitions, which was partially offset by a decrease in the average price of fuel compared to 2022, and fewer gallons sold at same stores in 2023 compared to 2022.

For the year ended December 31, 2023, merchandise revenue increased by $190.4 million, or 11.6%, compared to the year ended December 31, 2022, primarily due to the 2023 Acquisitions and the Pride Acquisition and an increase in same store merchandise revenues. Offsetting these increases was a decrease in merchandise revenue from underperforming retail stores that we closed or converted to dealers.

For the year ended December 31, 2023, other revenues, net increased by $16.3 million, or 17.3%, compared to the year ended December 31, 2022, primarily due to additional revenue from the 2023 Acquisitions and the 2022 Acquisitions, partially offset by the loss of income from skill gaming machines in Virginia.

For the year ended December 31, 2023, total operating expenses increased by $316.0 million, or 3.5%, as compared to the year ended December 31, 2022. Fuel costs increased $19.4 million, or 0.3% as compared to 2022 due to incremental gallons related to the 2023 Acquisitions and the 2022 Acquisitions, which were partially offset by both fewer gallons sold and a lower average cost of fuel on a same store basis. Merchandise costs increased $106.5 million, or 9.3%, as compared to 2022, primarily due to increased costs related to the 2023 Acquisitions and the Pride Acquisition and a corresponding increase in same store merchandise sales. For the year ended December 31, 2023, store operating expenses increased $139.0 million, or 19.3%, as compared to 2022 due to incremental expenses as a result of the 2023 Acquisitions, the 2022 Acquisitions and an increase in expenses at same stores, including higher personnel costs partially offset by lower credit card fees.

For the year ended December 31, 2023, general and administrative expenses increased $25.3 million, or 18.1%, as compared to the year ended December 31, 2022, primarily due to incremental expenses associated with the 2023 Acquisitions and the 2022 Acquisitions, annual wage increases and an increase in share-based compensation expense, partially offset by lower incentive accruals.

For the year ended December 31, 2023, depreciation and amortization expenses increased $25.8 million, or 25.4%, as compared to the year ended December 31, 2022 primarily due to assets acquired in the past two years, largely in connection with the 2023 Acquisitions and the 2022 Acquisitions.

For the year ended December 31, 2023, other expenses, net increased by $2.9 million, or 29.7%, as compared to the year ended December 31, 2022 primarily due to an increase in acquisition costs and lower income recorded for the fair value adjustment of contingent consideration in 2023.

Operating income was $118.0 million for the year ended December 31, 2023, as compared to $167.0 million for the year ended December 31, 2022. The decrease was primarily due to lower fuel contribution from retail same stores and wholesale sites not part of the 2023 and 2022 Acquisitions (the “comparable wholesale sites”), and an increase in store operating expenses at same stores, which was partially offset by incremental income from the 2023 Acquisitions and the 2022 Acquisitions and an increase in merchandise contribution at same stores.

For the year ended December 31, 2023, interest and other financial expenses, net increased by $11.8 million compared to the year ended December 31, 2022 primarily due to higher average outstanding debt balances and a higher average interest rate for 2023 and higher interest expenses related to financial liabilities, which was partially offset by an increase of $9.6 million in income, net recorded for fair value adjustments related to the Ares Put Option, Public Warrants, Private Warrants and Additional Deferred Shares (each of which is defined in the notes to the Consolidated Financial Statements) and additional interest income generated in 2023.

For the year ended December 31, 2023, income tax expense was $12.2 million compared to $35.6 million for the year ended December 31, 2022, and our effective tax rate for the years ended December 31, 2023 and 2022 was 26.0% and 33.1%, respectively. The decrease was primarily due to a one-time non-cash tax expense in the amount of approximately $8.9 million for the year ended December 31, 2022 the Company recorded in connection with its internal entity realignment and streamlining.

For the year ended December 31, 2023, net income attributable to the Company was $34.4 million compared to $71.7 million for the year ended December 31, 2022.

For the year ended December 31, 2023, Adjusted EBITDA was $290.4 million, as compared to $301.1 million for the year ended December 31, 2022. This decrease primarily resulted from approximately $62.2 million of lower fuel contribution from retail same stores and comparable wholesale sites, as well as higher personnel costs at same stores, partially offset by incremental Adjusted EBITDA from the 2023 Acquisitions and the 2022 Acquisitions and an increase in same store merchandise contribution of $20.6 million. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

For the year ended December 31, 2022 compared to the year ended December 31, 2021

For a discussion of the comparative results of operations for the years ended December 31, 2022 and 2021, refer to Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

Segment Results

Retail Segment

The table below shows the results of the retail segment for the years ended December 31, 2023, 2022 and 2021, together with certain key metrics for the segment.

	For the Year Ended December 31,
	2023	2022	2021
Revenues:	(in thousands)
Fuel revenue	$3,858,777	$3,887,549	$3,048,893
Merchandise revenue	1,838,001	1,647,642	1,616,404
Other revenues, net	74,406	67,280	63,271
Total revenues	5,771,184	5,602,471	4,728,568
Operating expenses:
Fuel costs	3,479,531	3,521,648	2,750,940
Merchandise costs	1,252,879	1,146,423	1,143,494
Store operating expenses	779,448	669,848	593,901
Total operating expenses	5,511,858	5,337,919	4,488,335
Operating income	$259,326	$264,552	$240,233
Fuel gallons sold	1,122,321	1,006,469	1,038,561
Same store fuel gallons sold decrease (%) [1]	(5.3%)	(8.1%)	(1.3%)
Fuel margin, cents per gallon [2]	38.8	41.4	33.7
Same store merchandise sales increase (decrease) (%) [1]	0.4%	(1.0%)	1.6%
Same store merchandise sales excluding cigarettes increase (%) [1]	2.5%	2.6%	4.8%
Merchandise contribution [3]	$585,122	$501,219	$472,910
Merchandise margin [4]	31.8%	30.4%	29.3%

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

The table below shows financial information and certain key metrics of recent acquisitions in the retail segment that do not have (or have only partial) comparable information for the prior period.

	For the Year Ended December 31, 2023
	Pride [1]	TEG [2]	Uncle's (WTG) [3]	Speedy's [4]	Total
	(in thousands)
Date of Acquisition:	Dec 6, 2022	Mar 1, 2023	Jun 6, 2023	Aug 15, 2023
Revenues:
Fuel revenue	$279,396	$324,361	$48,827	$7,550	$660,134
Merchandise revenue	59,440	128,728	21,627	3,749	213,544
Other revenues, net	5,521	4,489	464	74	10,548
Total revenues	344,357	457,578	70,918	11,373	884,226
Operating expenses:
Fuel costs	249,183	298,332	40,828	6,722	595,065
Merchandise costs	39,221	88,147	14,036	2,532	143,936
Store operating expenses	40,554	60,151	10,983	1,945	113,633
Total operating expenses	328,958	446,630	65,847	11,199	852,634
Operating income	$15,399	$10,948	$5,071	$174	$31,592
Fuel gallons sold	73,452	98,228	13,382	2,202	187,264
Merchandise contribution [5]	20,219	40,581	7,591	1,217	69,608
Merchandise margin [6]	34.0%	31.5%	35.1%	32.5%

1 Pride Acquisition.

2 Includes only the retail stores acquired in the TEG Acquisition.

3 Includes only the retail stores acquired in the WTG Acquisition.

4 Acquisition of seven Speedy’s retail stores.

5 Calculated as merchandise revenue less merchandise costs.

6 Calculated as merchandise contribution divided by merchandise revenue.

For the year ended December 31, 2023 compared to the year ended December 31, 2022

Retail Revenues

For the year ended December 31, 2023, fuel revenue decreased by $28.8 million, or 0.7%, as compared to the year ended December 31, 2022. The decrease in fuel revenue was attributable to a $0.42 per gallon decrease in the average retail price of fuel in 2023 as compared to 2022, primarily due to market factors, as well as a decrease in gallons sold at same stores of approximately 5.3%, or 52.1 million gallons. Offsetting these decreases, the 2023 Acquisitions and the Pride Acquisition contributed 182.0 million incremental gallons sold, or $639.0 million in fuel revenue. Underperforming retail stores, which we closed or converted to dealers during 2023 in order to optimize profitability, also negatively impacted gallons sold during 2023.

For the year ended December 31, 2023, merchandise revenue increased by $190.4 million, or 11.6%, as compared to the year ended December 31, 2022. The 2023 Acquisitions and the Pride Acquisition contributed approximately $209.5 million of incremental merchandise revenue. Same store merchandise sales increased $6.0 million, or 0.4%, for 2023 compared to 2022. Same store merchandise sales increased primarily due to higher revenue from the Company’s six core destination categories (packaged beverages, candy, salty snacks, packaged sweet snacks, alternative snacks and beer), other tobacco products and franchises as a result of marketing initiatives, including expanded category assortments, new franchise food offerings and investments in coolers and freezers, which was partially offset by lower revenue from cigarettes. In addition, there was a decrease in merchandise revenue from underperforming retail stores that we closed or converted to dealers.

For the year ended December 31, 2023, other revenues, net increased by $7.1 million, or 10.6%, from the year ended December 31, 2022, primarily related to additional income from the 2023 Acquisitions and the Pride Acquisition, partially offset by the loss of income from skill gaming machines in Virginia.

Retail Operating Income

For the year ended December 31, 2023, fuel contribution increased as compared to the year ended December 31, 2022, while fuel margin per gallon decreased. Incremental fuel profit from the 2023 Acquisitions and the Pride Acquisition of approximately $70.7 million was partially offset by a decrease in same store fuel contribution of $46.1 million. Fuel margin per gallon at same stores for 2023 decreased to 38.6 cents per gallon from 41.3 cents per gallon for 2022 primarily due to historically high fuel margins in 2022 resulting from volatile market conditions for gasoline and diesel fuel, including the war in Ukraine, which significantly affected market conditions and resulted in substantially higher fuel margins, particularly during the first quarter of 2022. A decrease in fuel contribution related to underperforming retail stores that we closed or converted to dealers also partially offset the increase in fuel contribution compared to 2022.

For the year ended December 31, 2023, merchandise contribution increased $83.9 million, or 16.7%, as compared to the year ended December 31, 2022, and merchandise margin increased to 31.8% in 2023 as compared to 30.4% in 2022. The increase was due to $68.6 million in incremental merchandise contribution from the 2023 Acquisitions and the Pride Acquisition and an increase in merchandise contribution at same stores of $20.6 million. Merchandise contribution at same stores increased in 2023 primarily due to higher contribution from the Company’s six core destination categories, franchises and cigarettes. Merchandise margin at same stores was 31.7% in 2023 compared to 30.6% in 2022.

For the year ended December 31, 2023, store operating expenses increased $109.6 million, or 16.4%, as compared to the year ended December 31, 2022, primarily due to $110.7 million of incremental expenses related to the 2023 Acquisitions and the Pride Acquisition and an increase in expenses at same stores, including approximately $11.1 million, or 4.1%, of higher personnel costs. The increase in store operating expenses was partially offset by lower credit card fees at same stores and underperforming retail stores that we closed or converted to dealers.

Wholesale Segment

The table below shows the results of the wholesale segment for the years ended December 31, 2023, 2022 and 2021, together with certain key metrics for the segment.

	For the Year Ended December 31,
	2023	2022	2021
Revenues:	(in thousands)
Fuel revenue	$3,039,904	$3,234,145	$2,659,706
Other revenues, net	25,775	23,451	22,298
Total revenues	3,065,679	3,257,596	2,682,004
Operating expenses:
Fuel costs	2,995,398	3,181,189	2,620,102
Store operating expenses	39,703	42,543	39,904
Total operating expenses	3,035,101	3,223,732	2,660,006
Operating income	$30,578	$33,864	$21,998
Fuel gallons sold – fuel supply locations	801,260	746,513	814,628
Fuel gallons sold – consignment agent locations	168,005	156,059	163,391
Fuel margin, cents per gallon [1] – fuel supply locations	6.0	6.8	5.8
Fuel margin, cents per gallon [1] – consignment agent locations	26.5	30.2	25.4

1 Calculated as fuel revenue less fuel costs, divided by fuel gallons sold; excludes the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel.

The table below shows financial information and certain key metrics of recent acquisitions in the wholesale segment that do not have (or have only partial) comparable information for the prior period.

	For the Year Ended December 31, 2023
	Quarles [1]	TEG [2]	WTG [3]	Total
	(in thousands)
Date of Acquisition:	Jul 22, 2022	Mar 1, 2023	Jun 6, 2023
Revenues:
Fuel revenue	$74,960	$335,477	$6,594	$417,031
Other revenues, net	1,103	2,229	15	3,347
Total revenues	76,063	337,706	6,609	420,378
Operating expenses:
Fuel costs	72,357	332,129	6,227	410,713
Store operating expenses	1,884	2,798	153	4,835
Total operating expenses	74,241	334,927	6,380	415,548
Operating income	$1,822	$2,779	$229	$4,830
Fuel gallons sold	22,825	109,156	1,869	133,850

1 Quarles Acquisition; includes only the wholesale business acquired in the Quarles Acquisition.

2 Includes only the wholesale business acquired in the TEG Acquisition.

3 Includes only the wholesale business acquired in the WTG Acquisition.

For the year ended December 31, 2023 compared to the year ended December 31, 2022

Wholesale Revenues

For the year ended December 31, 2023, fuel revenue decreased by $194.2 million, or 6.0%, compared to the year ended December 31, 2022. Wholesale revenues were negatively impacted by a decrease in the average price of fuel in 2023 as compared to 2022, which was partially offset by a 7.4% increase in gallons sold. Of total gallons sold, the 2023 Acquisitions and the Quarles Acquisition contributed approximately 122.8 million incremental gallons, which were offset by lower volumes at comparable wholesale sites.

Wholesale Operating Income

For the year ended December 31, 2023, wholesale operating income decreased $3.3 million, caused by a decline in fuel contribution of approximately $5.3 million. At fuel supply locations, fuel contribution decreased by $2.7 million, and fuel margin per gallon decreased for 2023 as compared to 2022, primarily due to decreased prompt pay discounts related to lower fuel costs and lower volumes at comparable wholesale sites, which was partially offset by the incremental contribution from the 2023 Acquisitions and the Quarles Acquisition. At consignment agent locations, fuel contribution decreased $2.6 million and fuel margin per gallon also decreased for 2023 as compared to 2022, primarily due to lower rack-to-retail margins and decreased prompt pay discounts related to lower fuel costs, which was partially offset by the incremental contribution from the 2023 Acquisitions and the Quarles Acquisition. In total, the 2023 Acquisitions and the Quarles Acquisition added approximately $11.0 million of incremental total fuel contribution.

For the year ended December 31, 2023, store operating expenses decreased $2.8 million compared to the year ended December 31, 2022.

Fleet Fueling Segment

The table below shows the results of the fleet fueling segment for the years ended December 31, 2023 and 2022, together with certain key metrics for the segment. We added the fleet fueling segment only upon consummation of the Quarles Acquisition on July 22, 2022; therefore, the year ended December 31, 2022 does not reflect the operations of this segment for the entirety of 2022, which affects year-over-year comparability, and there are no comparable period results for the year ended December 31, 2021.

	For the Year Ended December 31,
	2023	2022
Revenues:	(in thousands)
Fuel revenue	$530,937	$270,670
Other revenues, net	7,818	2,178
Total revenues	538,755	272,848
Operating expenses:
Fuel costs	481,885	245,733
Store operating expenses	22,298	8,733
Total operating expenses	504,183	254,466
Operating income	$34,572	$18,382
Fuel gallons sold – proprietary cardlock locations	130,995	57,104
Fuel gallons sold – third-party cardlock locations	9,832	2,882
Fuel margin, cents per gallon[1] – proprietary cardlock locations	41.7	48.4
Fuel margin, cents per gallon[1] – third-party cardlock locations	12.4	6.5

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed fee paid to GPMP for the cost of fuel.

The table below shows financial information and certain key metrics of recent acquisitions in the fleet fueling segment that do not have (or have only partial) comparable information for the prior period.

	For the Year Ended December 31, 2023
	Quarles [1]	WTG [2]	Total
	(in thousands)
Date of Acquisition:	Jul 22, 2022	Jun 6, 2023
Revenues:
Fuel revenue	$491,642	$39,295	$530,937
Other revenues, net	4,841	2,977	7,818
Total revenues	496,483	42,272	538,755
Operating expenses:
Fuel costs	447,010	34,875	481,885
Store operating expenses	20,003	2,295	22,298
Total operating expenses	467,013	37,170	504,183
Operating income	$29,470	$5,102	$34,572
Fuel gallons sold	130,382	10,445	140,827

1 Includes only the fleet fueling business acquired in the Quarles Acquisition.

2 Includes only the fleet fueling business acquired in the WTG Acquisition.

For the year ended December 31, 2023 compared to the year ended December 31, 2022

Fleet Fueling Revenues

For the year ended December 31, 2023, fuel revenue increased by $260.3 million, or 96.2%, and other revenues, net increased by $5.6 million, as compared to the year ended December 31, 2022, with both increases primarily reflecting a full year of operations from the Quarles Acquisition, as compared to a partial year of operations in the prior year, and the WTG Acquisition.

Fleet Fueling Operating Income

For the year ended December 31, 2023, fuel contribution increased by $28.1 million compared to the year ended December 31, 2022, reflecting a full year of operations from the Quarles Acquisition, as compared to a partial year of operations in the prior year, and the WTG Acquisition. At proprietary cardlocks, fuel contribution increased by $27.1 million, while fuel margin per gallon decreased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, which period was impacted by historically high rack-to-retail margins and fuel price volatility.

For the year ended December 31, 2023, store operating expenses increased $13.6 million compared to the year ended December 31, 2022 due to incremental expenses from the Quarles Acquisition and the addition of the WTG Acquisition.

GPMP Segment

The table below shows the results of the GPMP segment for the years ended December 31, 2023, 2022 and 2021, together with certain key metrics for the segment.

	For the Year Ended December 31,
	2023	2022	2021
Revenues:	(in thousands)
Fuel revenue – inter-segment	$5,149,228	$5,674,516	$4,384,227
Fuel revenue – external customers	3,681	5,160	5,734
Other revenues, net	939	1,024	1,092
Other revenues, net – inter-segment	10,918	3,651	—
Total revenues	5,164,766	5,684,351	4,391,053
Operating expenses:
Fuel costs	5,052,391	5,585,050	4,289,092
General and administrative expenses	3,162	2,897	2,970
Depreciation and amortization	7,365	7,369	7,372
Total operating expenses	5,062,918	5,595,316	4,299,434
Other (income), net	(598)	—	—
Operating income	$102,446	$89,035	$91,619
Fuel gallons sold – inter-segment	2,017,522	1,890,946	2,015,907
Fuel gallons sold – external customers	1,364	1,592	2,626
Fuel margin, cents per gallon [1]	5.0	5.0	5.0

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

For the year ended December 31, 2023 compared to the year ended December 31, 2022

GPMP Revenues

For the year ended December 31, 2023, fuel revenue decreased by $526.8 million, or 9.3%, as compared to the year ended December 31, 2022. The decrease in fuel revenue was attributable to a decrease in the average price of fuel, which was partially offset by an increase in gallons sold as compared to the prior year.

For the years ended December 31, 2023 and 2022, other revenues, net were similar and primarily related to rental income from certain sites leased to dealers. Inter-segment other revenues, net primarily related to the fixed fee primarily charged to sites in the fleet fueling segment (currently 5.0 cents per gallon sold), which began in July 2022.

GPMP Operating Income

Fuel margin increased by $5.9 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to greater gallons sold to the retail and wholesale segments at a fixed margin.

For the year ended December 31, 2023, total general, administrative, depreciation and amortization expenses increased slightly from those in the year ended December 31, 2022.

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

We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by excluding the gain or loss on disposal of assets, impairment charges, acquisition costs, other non-cash items, and other unusual or non-recurring charges. Both EBITDA and Adjusted EBITDA are non-GAAP financial measures.

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

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021.

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net income	$34,566	$71,978	$59,427
Interest and other financing expenses, net	71,243	59,405	71,207
Income tax expense	12,166	35,557	11,634
Depreciation and amortization	127,597	101,752	97,194
EBITDA	245,572	268,692	239,462
Non-cash rent expense (a)	14,168	7,903	6,359
Acquisition costs (b)	9,079	8,162	5,366
Loss on disposal of assets and impairment charges (c)	6,203	5,731	1,384
Share-based compensation expense (d)	15,015	12,161	5,804
Loss (income) from equity investment (e)	39	74	(186)
Adjustment to contingent consideration (f)	(604)	(2,204)	(1,740)
Internal entity realignment and streamlining (g)	—	475	—
Other (h)	956	60	126
Adjusted EBITDA	$290,428	$301,054	$256,575

(a)
Eliminates the non-cash portion of rent, which reflects the extent to which our GAAP rent expense recognized exceeded (or was less than) our cash rent payments. The GAAP rent expense adjustment varies depending on the terms of our lease portfolio, which has been impacted by our recent acquisitions. For newer leases, our rent expense recognized typically exceeds our cash rent payments, whereas, for more mature leases, rent expense recognized is typically less than our cash rent payments.

(b)
Eliminates costs incurred that are directly attributable to business acquisitions and salaries of employees whose primary job function is to execute our acquisition strategy and facilitate integration of acquired operations.
(c)
Eliminates the non-cash loss from the sale of property and equipment, the loss recognized upon the sale of related leased assets and impairment charges on property and equipment and right-of-use assets related to closed and non-performing sites.
(d)
Eliminates non-cash share-based compensation expense related to the equity incentive program in place to incentivize, retain, and motivate our employees, certain non-employees, and members of our Board.
(e)
Eliminates our share of loss (income) attributable to our unconsolidated equity investment.
(f)
Eliminates fair value adjustments to the contingent consideration owed to the seller for the 2020 Empire acquisition.
(g)
Eliminates non-recurring charges related to our internal entity realignment and streamlining.
(h)
Eliminates other unusual or non-recurring items that we do not consider to be meaningful in assessing operating performance.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, availability under our credit facilities and our cash balances. Our principal liquidity requirements are the financing of current operations, funding capital expenditures (including acquisitions), and servicing debt. We finance our inventory purchases primarily from customary trade credit aided by relatively rapid inventory turnover, as well as cash generated from operations. Rapid inventory turnover allows us to conduct operations without the need for large amounts of cash and working capital. We largely rely on internally generated cash flows and borrowings for operations, which we believe are sufficient to meet our liquidity needs for the foreseeable future.

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness, depending on market conditions. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions, or other events may cause us to seek additional debt or equity financing. Additional debt financing could impose increased cash payment obligations, as well as covenants that may restrict our operations. There can be no guarantee that financing will be available on acceptable terms or at all. As of December 31, 2023, approximately 46% of our debt bore interest at variable rates, an increase from approximately 38% from the prior year, which has increased our interest rate risk and may require that we use more of our cash flow for the payment of interest if prevailing interest rates continue to increase or we incur additional indebtedness under our variable rate facilities or otherwise. See also “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

As of December 31, 2023, we were in a strong liquidity position of approximately $831 million, consisting of approximately $218 million of cash and cash equivalents and approximately $613 million of availability under our lines of credit available for certain purposes. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations from our existing cash balances. As of December 31, 2023, we had no outstanding borrowings under our $140.0 million PNC Line of Credit (as defined below), $19.5 million of unused availability under the M&T equipment line of credit, described below, and $461.2 million of unused availability under our $800 million Capital One Line of Credit (as defined below), which we may elect to increase up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms.

The Board declared, and the Company paid, dividends of $0.03 per share of common stock on each of March 21, 2023, June 1, 2023, September 1, 2023 and December 1, 2023, totaling approximately $14.3 million. Additionally, the Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on March 21, 2024 to stockholders of record as of March 11, 2024. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will evaluate dividend payments within the context of our overall capital allocation strategy on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends.

In May 2023, we announced that our Board authorized an increase to our share repurchase program from $50 million to up to an aggregate of $100.0 million of our outstanding shares of common stock. During the year ended December 31, 2023, we repurchased approximately 4.2 million shares of common stock under the repurchase program for approximately $32.0 million, or an average share price of $7.54. The share repurchase program does not have a stated expiration date. Whether and the extent to which we repurchase shares depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Exchange Act, privately negotiated transactions, pursuant to accelerated share repurchase agreements entered into with one or more counterparties, or otherwise.

To date, we have funded capital expenditures primarily through funds generated from operations, funds received from vendors, sale-leaseback transactions, the issuance of debt and existing cash. Future capital required to finance operations, acquisitions, and raze-and-rebuild, functionally remodel and fully remodel and update stores is expected to come from cash on hand, cash generated by operations, availability under lines of credit and additional long-term debt and equipment leases, as circumstances may dictate. In both the short-term and long-term, we currently expect that our capital spending program will be primarily focused on expanding our store base through acquisitions, razing-and-rebuilding, remodeling and updating stores, and maintaining our owned properties and equipment, including upgrading all fuel dispensers to be EMV-compliant. We expect to spend a total of approximately $12 million in 2024 to upgrade a portion of our remaining fuel dispensers to be EMV-compliant. We do not expect such capital needs to adversely affect liquidity.

Cash Flows for the Years Ended December 31, 2023, 2022 and 2021

Net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in):	(in thousands)
Operating activities	$136,094	$209,256	$159,191
Investing activities	(296,822)	(175,488)	(171,777)
Financing activities	85,357	10,555	(26,384)
Effect of exchange rates	23	(97)	(1,464)
Total	$(75,348)	$44,226	$(40,434)

For a discussion of the comparison of our cash flows for the years ended December 31, 2022 and 2021, refer to Part II, Item 7“Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023, under the subheading “Cash Flows for the Years Ended December 31, 2022, 2021 and 2020.”

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

For the year ended December 31, 2023, cash flows provided by operating activities were $136.1 million compared to $209.3 million for the year ended December 31, 2022. The decrease was primarily the result of approximately $18.8 million of higher net interest payments, approximately $22.2 million of higher net tax payments, a decrease in Adjusted EBITDA of $10.6 million and changes in working capital.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the year ended December 31, 2023, cash used in investing activities increased by $121.3 million to $296.8 million from $175.5 million for the year ended December 31, 2022. For the year ended December 31, 2023, we utilized $111.2 million for capital expenditures, including the purchase of certain fee properties, upgrades to fuel dispensers and other investments in our stores. We paid $111.5 million in net consideration for our recent acquisitions, reflecting $494.9 million in aggregate purchase consideration, offset by $383.4 million paid by an affiliate of Oak Street Real Estate Capital Net Lease Property Fund, LP (including its affiliates, “Oak Street”) under the Company’s standby real estate purchase, designation and lease program agreement with Oak Street, dated as of May 3, 2021, as amended.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount of our lines of credit and debt, distributions to non-controlling interests and issuance of common and preferred stock, net of dividends paid and common stock repurchases.

For the year ended December 31, 2023, financing activities consisted primarily of net proceeds of $77.5 million from long-term debt and $80.4 million of consideration paid by Oak Street related to the 2023 Acquisitions, which transactions were accounted for as sale-leasebacks (see Note 4 to Consolidated Financial Statements), offset by payment of approximately $9.8 million in cash to Ares in full satisfaction of the Company’s obligations related to the Ares Put Option, repayments of $5.5 million for financing leases, $3.5 million for additional consideration payments related to the 2020 acquisition of the business of Empire Petroleum Partners, LLC, $14.3 million for dividend payments on common stock, $5.8 million for dividend payments on the Series A redeemable preferred stock and $33.7 million for common stock repurchases.

Contractual Obligations and Indebtedness

Contractual Obligations

The table below presents our significant contractual obligations as of December 31, 2023:

	Obligations due by Period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt obligations (2)	$1,129,395	$72,698	$147,498	$435,774	$473,425
Additional and contingent consideration related to the 2020 Empire acquisition (non-discounted)	9,864	5,779	4,085	—	—
Deferred payments (non-discounted) (3)	51,214	25,534	25,680	—	—
Other financial obligations (4)	323,886	16,836	33,942	34,232	238,876
Operating lease obligations	2,489,942	176,101	353,719	342,835	1,617,287
Financing lease obligations	514,658	26,032	47,669	41,776	399,181
	$4,518,959	$322,980	$612,593	$854,617	$2,728,769
Purchase commitments (in gallons) (5)	1,710,938	323,453	421,167	373,024	593,294
(1)
Excludes asset retirement obligations due to the uncertain nature of the timing of these liabilities.
(2)
Includes principal and interest payments. Assumes an interest rate of 8.2% on the $338.3 million of the Capital One Line of Credit utilized as of December 31, 2023 and a zero balance on the PNC Line of Credit.
(3)
Deferred payments related to the TEG Acquisition and the Speedy’s Acquisition.
(4)
Includes financial liabilities related to the 2023 Acquisitions of TEG and WTG, the 2022 Acquisitions of Quarles and Pride and the 2021 acquisition of ExpressStop stores, assuming lease purchase option is not exercised.
(5)
Our fuel vendor agreements with suppliers require minimum volume purchase commitments of branded and unbranded gasoline and distillates annually. The future minimum volume purchase requirements under the existing supply agreements are based on gallons, with a purchase price at prevailing market rates for wholesale distribution.

Credit Facilities and Senior Notes

Senior Notes

As of December 31, 2023, the Company had outstanding $450 million aggregate principal amount of its 5.125% Senior Notes due 2029 (the “Senior Notes”). Issued in October 2021, the Senior Notes are guaranteed, on an unsecured senior basis, by certain of the Company’s wholly owned domestic subsidiaries (the “Guarantors”). The indenture governing the Senior Notes contains customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, (vii) effect mergers and (viii) incur indebtedness. The Senior Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ respective existing and future senior unsubordinated indebtedness and are effectively subordinated to all of the Company’s and the Guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated to any existing and future obligations of subsidiaries of the Company that are not Guarantors.

Financing Agreement with PNC

GPM and certain subsidiaries have a financing arrangement (as amended, the “PNC Credit Agreement”) with PNC Bank National Association (“PNC”) to provide a line of credit with an aggregate principal amount of up to $140 million for purposes of financing working capital (the “PNC Line of Credit”).

The PNC Line of Credit bears interest, as elected by GPM at: (a) SOFR Adjusted plus Term SOFR (as defined in the PNC Credit Agreement) plus a margin of 1.25% to 1.75% or (b) a rate per annum equal to the alternate base rate (as defined in the PNC Credit Agreement) plus a margin of 0% to 0.50%. Every quarter, the SOFR margin rate and the alternate base rate margin rate are updated based on the quarterly average undrawn availability of the line of credit. The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. As of December 31, 2023, $7.3 million of letters of credit were outstanding under the PNC Credit Agreement.

Financing Agreements with M&T Bank

GPM has a financing arrangement with M&T Bank that provides a line of credit for up to $45.0 million to purchase equipment on or before September 2026, which may be borrowed in tranches, as well as an aggregate principal amount of $44.4 million of real estate loans (the “M&T Term Loans”). As of December 31, 2023, approximately $19.5 million remained available under the equipment line of credit. An additional M&T Term Loan for the purchase of real estate for $5.1 million closed in January 2024.

Each additional equipment loan tranche under such financing agreement will have a term of up to five years from the date it is advanced, payable in equal monthly payments of principal plus interest of SOFR (as defined in the agreement) plus 2.75%. The M&T Term Loans bear interest at SOFR Adjusted (as defined in the agreement) plus 2.75% to 3.00% (depending on the loan), mature in June 2026 or November 2028 (depending on the loan) and are payable in monthly installments based on a fifteen-year amortization schedule, with the balance of each loan payable at maturity.

Financing Agreement with a Syndicate of Banks Led by Capital One, National Association (“Capital One”)

GPMP has a revolving credit facility with a syndicate of banks led by Capital One, National Association, in an aggregate principal amount of up to $800 million (the “Capital One Line of Credit”). At GPMP’s request, the Capital One Line of Credit can be increased up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or from other banks, and subject to certain terms as detailed in the Capital One Line of Credit. The Capital One Line of Credit is available for general GPMP purposes, including working capital, capital expenditures and permitted acquisitions. The Capital One Line of Credit matures on May 5, 2028. As of December 31, 2023, approximately $338.3 million was drawn on the Capital One Line of Credit, $0.5 million of letters of credit were outstanding under the Capital One Line of Credit and approximately $461.2 million was available thereunder.

The Capital One Line of Credit bears interest, as elected by GPMP at: (a) Adjusted Term SOFR (as defined in the agreement) plus a margin of 2.25% to 3.25% or (b) a rate per annum equal to the alternate base rate (as defined in the agreement) plus a margin of 1.25% to 2.25%. The margin is determined according to a formula in the Capital One Line of Credit that depends on GPMP’s leverage.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Environmental provision and reimbursement assets

We estimate the anticipated environmental costs with respect to contamination arising from the operation of gasoline marketing operations and the use of aboveground and underground storage tanks as well as the costs of other exposures and recognize a liability when these losses are anticipated and can be reasonably estimated. Reimbursement for these expenses from various state underground storage tank trust funds or from insurance companies is recognized as an asset and included in other current assets or non-current assets, as appropriate. The scope of the reimbursement asset and liability is estimated by a third-party at least twice a year and adjustments are made according to past experience, changing conditions and changes in governmental policies.

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

For the 2023 annual impairment test, the data used for the income approach was directly linked to our internal projections for 2024 through 2028. The long-term growth rate used in the terminal year was (0.2)% for the GPMP reporting unit, and was 2.6% for the retail reporting unit, in accordance with the relevant weighted average long-term nominal growth rate. The cash flows used assumed an unlevered, debt-free basis with no deduction for interest of debt principal to present the cash flows available for debt and equity holders. The discount rate for each reporting unit was determined based on the risk profile of each of the reporting units, and was derived from its weighted average cost of capital (“WACC”) as assessed by management with the assistance of an independent assessor. The WACC took into account both debt and equity. The discount rate applied to the cash flow projections for the GPMP and the retail reporting units was approximately 9.0% and 11.0%, respectively.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We have limited exposure to commodity price risk as a result of the payment and volume-related discounts in certain of our fuel supply contracts with our fuel suppliers, which are based on the market price of motor fuel. Significant increases in fuel prices could result in significant increases in the retail price of fuel and in lower sales to consumers and dealers. When fuel prices rise, some of our dealers may have insufficient credit to purchase fuel from us at their historical volumes. In addition, significant and persistent increases in the retail price of fuel could also diminish consumer demand, which could subsequently diminish the volume of fuel we distribute. A significant percentage of our sales are made with the use of credit cards. Because the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump and higher gallon movements result in higher credit card expenses. These additional fees increase operating expenses. In connection with the Quarles Acquisition, we began to use derivative commodity instruments to manage risks associated with an immaterial number of gallons designed to offset changes in the price of fuel that are directly tied to firm commitments to purchase diesel fuel.

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The Senior Notes bear a fixed rate of interest; therefore, an increase or decrease in prevailing interest rates has no impact on our debt service for the Senior Notes. As of December 31, 2023, the interest rate on our Capital One Line of Credit was 8.2%, the interest rate on our M&T Term Loans was 8.4% and the interest rate on the variable portion of our M&T equipment loan was 8.1% (approximately $16.4 million of the total loan). As of December 31, 2022, the interest rate on our Capital One Line of Credit was 6.6% and the interest rate on our M&T Term Loans was 7.3% (the entire M&T equipment loan had a fixed rate). As of December 31, 2023, approximately 46% of our debt bore interest at variable rates. Based on our outstanding balances at December 31, 2023, if our applicable interest rates increase by 1%, then our debt service on an annual basis would increase by approximately $3.9 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances. For additional information regarding our interest rate risk, see “Risk Factors—Risks Related to Our Business and Industry—Our variable rate debt could adversely affect our financial condition and results of operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information that is required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 and designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective could provide only reasonable assurance with respect to financial statement preparation and presentation.

Management under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

Based on the foregoing evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023 based on the specified criteria.

Our internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8. “Financial Statements and Supplementary Data.”

ITEM 9B. OTHER INFORMATION

From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act or otherwise.

For the quarter ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information about directors required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders.

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

(3) Exhibits: See below.

Exhibit No.	Description (1)
2.1*

Asset Purchase Agreement, dated as of September 9, 2022, by and among GPM Investments, LLC, Transit Energy Group, LLC and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed on September 12, 2022).

2.2*

Purchase and Sale Agreement, dated as of October 19, 2022, by and between GPM Investments, LLC and Pride Parent, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed on October 24, 2022).

2.3*

First Amendment to Purchase and Sale Agreement, dated December 5, 2022, by and between GPM Investments, LLC and Pride Parent LLC (incorporated by reference to Exhibit 2.6 to the Annual Report on Form 10-K, filed on February 28, 2023).

3.1	Composite Amended and Restated Certificate of Incorporation of ARKO Corp. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on August 7, 2023).
3.2	Bylaws of ARKO Corp. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed on December 31, 2020).
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

4.7	Form of 5.125% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on October 26, 2021).
4.8+	First Supplemental Indenture, dated July 28, 2022, by and among GPM Transportation Company, LLC, the New Guarantor party thereto and U.S. Bank National Association, as Trustee.
4.9+

Second Supplemental Indenture, dated December 30, 2022, by and among Pride Convenience Holdings, LLC, Pride Operating, LLC, Pride Logistics, LLC and Pride Management, LLC, the New Guarantors party thereto and U.S. Bank National Association, as Trustee.

10.1	Form of Indemnification for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Commission on December 31, 2020).
10.2**	ARKO Corp. 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Commission on December 31, 2020).
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

10.6**

Form of Restricted Stock Unit Agreement under the Company’s 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 8, 2021 (filed at 4:58 p.m. EST)).

10.7**

Form of Director Restricted Stock Unit Agreement under the Company’s 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on March 8, 2021 (filed at 4:58 p.m. EST)).

10.8**

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

10.11

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

10.12*

Standby Real Estate Purchase, Designation and Lease Program, dated as of May 3, 2021, by and between GPM Investments, LLC and Oak Street Real Estate Capital Net Lease Property Fund, LP. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 6, 2021 (filed at 4:30 p.m. EDT))

10.13

First Amendment to Standby Real Estate Purchase, Designation and Lease Program, dated as of April 7, 2022, by and between GPM Investments, LLC and GPM Portfolio Owner LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 13, 2022).

10.14

Second Amended and Restated Master Covenant Agreement, dated June 24, 2021, by and between GPM Investments, LLC and M&T Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on June 24, 2021).

10.15

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

10.16*

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

10.17**

Amended and Restated Employment Agreement, dated as of January 1, 2020, by and between GPM INVESTMENTS, LLC and Eyal Nuchamovitz (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K, filed on February 25, 2022).

10.18

Amendment to Second Amended and Restated Master Covenant Agreement, dated October 14, 2021, by and between GPM Investments, LLC and M&T Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on October 18, 2021).

10.19

Second Amendment to the Second Amended and Restated Master Covenant Agreement, dated October 3, 2022, by and between GPM Investments, LLC and M&T Bank (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 7, 2022).

10.20

Seventh Amendment and Joinder to Third Amended, Restated and Consolidated Revolving Credit and Security Agreement, dated December 6, 2022, by and among GPM Investments, LLC and certain of its subsidiaries as other borrowers and guarantors thereto, the lenders party thereto and PNC Bank, National Association (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K, filed on February 28, 2023).

10.21

Eighth Amendment to Third Amended, Restated and Consolidated Revolving Credit and Security Agreement, dated December 20, 2022, by and among GPM Investments, LLC and certain of its subsidiaries as other borrowers and guarantors thereto, the lenders party thereto and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2022).

10.22

Third Amendment to the Second Amended and Restated Master Covenant Agreement, dated April 5, 2023, by and between GPM Investments, LLC and M&T Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed on May 5, 2023) .

10.23

Registration Rights Agreement, dated March 1, 2023, by and between ARKO Corp. and Transit Energy Group, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 1, 2023)

10.24

Second Amendment as of March 28, 2023 to Standby Real Estate Purchase, Designation and Lease Program by and between GPM Investments, LLC and GPM Portfolio Owner LLC and Oak Street Real Estate Capital Fund VI OP, LP. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 29, 2023)

10.25

Second Amended and Restated Credit Agreement, dated May 5, 2023, by and among GPM Petroleum LP, the guarantors party thereto, Capital One, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 8, 2023).

10.26

Third Amendment dated as of May 2, 2023 to Standby Real Estate Purchase, Designation and Lease Program by and between GPM Investments, LLC and GPM Portfolio Owner LLC and Oak Street Real Estate Capital Fund VI OP, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on May 8, 2023).

10.27+	Third Amended and Restated Credit Agreement, dated November 21, 2023, by and among GPM Investments, LLC, and the other borrowers party thereto and M&T Bank
10.28**

Employment Agreement, dated as of December 19, 2023, by and between ARKO Corp. and GPM Investments, LLC and Robb Giammatteo (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on December 21, 2023).

10.29*+

Fourth Amendment dated as of July 11, 2023 to Standby Real Estate Purchase, Designation and Lease Program by and between GPM Investments, LLC and GPM Portfolio Owner LLC and Oak Street Real Estate Capital Fund VI OP, LP.

10.30*+

Fifth Amendment dated as of January 19, 2024 to Standby Real Estate Purchase, Designation and Lease Program by and between GPM Investments, LLC and GPM Portfolio Owner LLC and Oak Street Real Estate Capital Fund VI OP, LP.

21.1+	List of Subsidiaries
23.1+	Consent of Grant Thornton LLP
31.1+	Certification of Principal Executive Officer of ARKO Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer of ARKO Corp. pursuant to Section 302 of the Sarbanes-Oxley act of 2002
32.1++	Certification of Principal Executive Officer of ARKO Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of Principal Financial Officer of ARKO Corp. pursuant to Section 906 of the Sarbanes-Oxley act of 2002
97.1+	ARKO Corp. Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

(1) SEC file number for all Securities Exchange Act reports referenced in the exhibit list is 001-39828.

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

+ Filed herewith.

++ Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2024	ARKO CORP.

	By:	/s/ Arie Kotler
Arie Kotler
President, Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Arie Kotler	President, Chief Executive Officer and Chairman of the Board	February 27, 2024
Arie Kotler	(Principal Executive Officer)

/s/ Robert Giammatteo	Executive Vice President and Chief Financial Officer	February 27, 2024
Robert Giammatteo	(Principal Financial and Accounting Officer)

/s/ Sherman K. Edmiston III	Director	February 27, 2024
Sherman K. Edmiston III

/s/ Avram Friedman	Director	February 27, 2024
Avram Friedman

/s/ Michael J. Gade	Director	February 27, 2024
Michael J. Gade

/s/ Andrew R. Heyer	Director	February 27, 2024
Andrew R. Heyer

/s/ Steven J. Heyer	Director	February 27, 2024
Steven J. Heyer

/s/ Laura Karet	Director	February 27, 2024
Laura Karet

Report of Independent registered public accounting firm

Board of Directors and Shareholders

ARKO Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ARKO Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2024 expressed an unqualified opinion.

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

February 27, 2024

Report of Independent registered public accounting firm

Board of Directors and Shareholders

ARKO Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ARKO Corp. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 27, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Charlotte, North Carolina

February 27, 2024

ARKO Corp.

Consolidated Balance Sheets

(in thousands, except per share data)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$218,120	$298,529
Restricted cash	23,301	18,240
Short-term investments	3,892	2,400
Trade receivables, net	134,735	118,140
Inventory	250,593	221,951
Other current assets	118,472	87,873
Total current assets	749,113	747,133
Non-current assets:
Property and equipment, net	742,610	645,809
Right-of-use assets under operating leases	1,384,693	1,203,188
Right-of-use assets under financing leases, net	162,668	182,113
Goodwill	292,173	217,297
Intangible assets, net	214,552	197,123
Equity investment	2,885	2,924
Deferred tax asset	52,293	22,728
Other non-current assets	49,377	36,855
Total assets	$3,650,364	$3,255,170
Liabilities
Current liabilities:
Long-term debt, current portion	$16,792	$11,944
Accounts payable	213,657	217,370
Other current liabilities	179,536	154,097
Operating leases, current portion	67,053	57,563
Financing leases, current portion	9,186	5,457
Total current liabilities	486,224	446,431
Non-current liabilities:
Long-term debt, net	828,647	740,043
Asset retirement obligation	84,710	64,909
Operating leases	1,395,032	1,218,045
Financing leases	213,032	225,907
Other non-current liabilities	266,602	178,945
Total liabilities	3,274,247	2,874,280

Commitments and contingencies - see Note 13
Series A redeemable preferred stock (no par value) - authorized: 1,000,000 shares; issued and outstanding: 1,000,000 and 1,000,000 shares, respectively; redemption value: $100,000 and $100,000, in the aggregate, respectively	100,000	100,000

Shareholders' equity:
Common stock (par value $0.0001) - authorized: 400,000,000 shares; issued: 125,268,525 and 124,727,496 shares, respectively; outstanding: 116,171,208 and 120,074,542 shares, respectively	12	12
Treasury stock, at cost - 9,097,317 and 4,652,954 shares, respectively	(74,134)	(40,042)
Additional paid-in capital	245,007	229,995
Accumulated other comprehensive income	9,119	9,119
Retained earnings	96,097	81,750
Total shareholders' equity	276,101	280,834
Non-controlling interest	16	56
Total equity	276,117	280,890
Total liabilities, redeemable preferred stock and equity	$3,650,364	$3,255,170

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Year Ended December 31,
	2023	2022	2021
Revenues:
Fuel revenue	$7,464,372	$7,401,090	$5,714,333
Merchandise revenue	1,838,001	1,647,642	1,616,404
Other revenues, net	110,358	94,067	86,661
Total revenues	9,412,731	9,142,799	7,417,398
Operating expenses:
Fuel costs	6,876,084	6,856,651	5,275,907
Merchandise costs	1,252,879	1,146,423	1,143,494
Store operating expenses	860,134	721,174	630,518
General and administrative expenses	165,294	139,969	124,667
Depreciation and amortization	127,597	101,752	97,194
Total operating expenses	9,281,988	8,965,969	7,271,780
Other expenses, net	12,729	9,816	3,536
Operating income	118,014	167,014	142,082
Interest and other financial income	20,273	3,178	3,005
Interest and other financial expenses	(91,516)	(62,583)	(74,212)
Income before income taxes	46,771	107,609	70,875
Income tax expense	(12,166)	(35,557)	(11,634)
(Loss) income from equity investment	(39)	(74)	186
Net income	$34,566	$71,978	$59,427
Less: Net income attributable to non-controlling interests	197	231	229
Net income attributable to ARKO Corp.	$34,369	$71,747	$59,198
Series A redeemable preferred stock dividends	(5,750)	(5,750)	(5,735)
Net income attributable to common shareholders	$28,619	$65,997	$53,463
Net income per share attributable to common shareholders - basic	$0.24	$0.54	$0.43
Net income per share attributable to common shareholders - diluted	$0.24	$0.53	$0.42
Weighted average shares outstanding:
Basic	118,782	121,476	124,412
Diluted	119,605	123,224	125,437

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Changes in Equity

(in thousands, except share data)

	Common Stock		Treasury
	Shares	Par Value	Stock, at Cost	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2020	124,131,655	$12	$—	$212,103	$9,119	$(29,653)	$191,581	$(161)	$191,420
Share-based compensation	—	—	—	5,804	—	—	5,804	—	5,804
Transactions with non-controlling interests	—	—	—	(396)	—	—	(396)	396	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(240)	(240)
Dividends on redeemable preferred stock	—	—	—	(2,836)	—	(2,899)	(5,735)	—	(5,735)
Issuance of shares	296,150	—	—	3,000	—	—	3,000	—	3,000
Net income	—	—	—	—	—	59,198	59,198	229	59,427
Balance at December 31, 2021	124,427,805	$12	$—	$217,675	$9,119	$26,646	$253,452	$224	$253,676
Share-based compensation	—	—	—	12,161	—	—	12,161	—	12,161
Transactions with non-controlling interests	—	—	—	159	—	—	159	(159)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(240)	(240)
Dividends on redeemable preferred stock	—	—	—	—	—	(5,750)	(5,750)	—	(5,750)
Dividends declared (9 cents per share)	—	—	—	—	—	(10,893)	(10,893)	—	(10,893)
Common stock repurchased	(4,652,954)	—	(40,042)	—	—	—	(40,042)	—	(40,042)
Vesting of restricted share units	286,359	—	—	—	—	—	—	—	—
Issuance of shares to employees	13,332	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	71,747	71,747	231	71,978
Balance at December 31, 2022	120,074,542	$12	$(40,042)	$229,995	$9,119	$81,750	$280,834	$56	$280,890
Share-based compensation	—	—	—	15,015	—	—	15,015	—	15,015
Transactions with non-controlling interests	—	—	—	(3)	—	—	(3)	3	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(240)	(240)
Dividends on redeemable preferred stock	—	—	—	—	—	(5,750)	(5,750)	—	(5,750)
Dividends declared (12 cents per share)	—	—	—	—	—	(14,272)	(14,272)	—	(14,272)
Common stock repurchased	(4,444,363)	—	(34,092)	—	—	—	(34,092)	—	(34,092)
Vesting and settlement of restricted share units	541,029	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	34,369	34,369	197	34,566
Balance at December 31, 2023	116,171,208	$12	$(74,134)	$245,007	$9,119	$96,097	$276,101	$16	$276,117

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$34,566	$71,978	$59,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,597	101,752	97,194
Deferred income taxes	(4,680)	22,300	4,848
Loss on disposal of assets and impairment charges	6,203	5,731	1,384
Foreign currency loss (gain)	29	227	(1,320)
Amortization of deferred financing costs, debt discount and premium	2,518	2,514	9,304
Amortization of deferred income	(8,142)	(9,724)	(10,327)
Accretion of asset retirement obligation	2,399	1,833	1,705
Non-cash rent	14,168	7,903	6,359
Charges to allowance for credit losses	1,265	659	601
Loss (income) from equity investment	39	74	(186)
Share-based compensation	15,015	12,161	5,804
Fair value adjustment of financial assets and liabilities	(10,785)	(3,396)	3,821
Other operating activities, net	2,631	775	677
Changes in assets and liabilities:
Increase in trade receivables	(17,937)	(50,229)	(16,003)
Increase in inventory	(2,013)	(6,850)	(21,816)
(Increase) decrease in other assets	(29,386)	1,476	(5,421)
(Decrease) increase in accounts payable	(6,169)	31,645	16,813
Increase in other current liabilities	990	6,884	7,867
Decrease in asset retirement obligation	(23)	(95)	(130)
Increase (decrease) in non-current liabilities	7,809	11,638	(1,410)
Net cash provided by operating activities	$136,094	$209,256	$159,191

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Cash Flows (cont’d)

(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from investing activities:
Purchase of property and equipment	$(111,164)	$(98,595)	$(226,205)
Purchase of intangible assets	(45)	(176)	(246)
Proceeds from sale of property and equipment	310,240	287,901	284,854
Business acquisitions, net of cash	(494,871)	(419,726)	(203,070)
Prepayment for acquisitions	(1,000)	(4,000)	—
Decrease (increase) of investments	—	58,934	(27,110)
Loans to equity investment, net	18	174	—
Net cash used in investing activities	(296,822)	(175,488)	(171,777)
Cash flows from financing activities:
Receipt of long-term debt, net	99,643	70,896	484,089
Repayment of debt	(22,157)	(45,948)	(531,834)
Principal payments on financing leases	(5,497)	(6,543)	(8,094)
Proceeds from sale-leaseback	80,397	54,988	44,188
Payment of Additional Consideration	(3,505)	(5,913)	(3,828)
Payment of merger transaction issuance costs	—	—	(4,773)
Payment of Ares Put Option	(9,808)	—	—
Common stock repurchased	(33,694)	(40,042)	—
Dividends paid on common stock	(14,272)	(10,893)	—
Dividends paid on redeemable preferred stock	(5,750)	(5,750)	(5,892)
Distributions to non-controlling interests	—	(240)	(240)
Net cash provided by (used in) financing activities	85,357	10,555	(26,384)
Net (decrease) increase in cash and cash equivalents and restricted cash	(75,371)	44,323	(38,970)
Effect of exchange rate on cash and cash equivalents and restricted cash	23	(97)	(1,464)
Cash and cash equivalents and restricted cash, beginning of year	316,769	272,543	312,977
Cash and cash equivalents and restricted cash, end of year	$241,421	$316,769	$272,543
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of year	$298,529	$252,141	$293,666
Restricted cash, beginning of year	18,240	20,402	16,529
Restricted cash with respect to bonds, beginning of year	—	—	2,782
Cash and cash equivalents and restricted cash, beginning of year	$316,769	$272,543	$312,977
Cash and cash equivalents, end of year	$218,120	$298,529	$252,141
Restricted cash, end of year	23,301	18,240	20,402
Cash and cash equivalents and restricted cash, end of year	$241,421	$316,769	$272,543

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Cash Flows (cont’d)

(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Supplementary cash flow information:
Cash received for interest	$7,944	$1,964	$428
Cash paid for interest	82,477	57,653	51,495
Cash received for taxes	836	283	226
Cash paid for taxes	29,456	6,747	14,912
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	10,711	6,668	8,210
Purchases of equipment in accounts payable and accrued expenses	14,888	9,007	7,569
Purchase of property and equipment under leases	7,870	21,534	23,730
Disposals of leases of property and equipment	22,986	19,885	4,465
Deferred consideration related to business acquisitions	47,100	—	—
Issuance of shares	—	—	3,000

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

The Company’s operations are primarily performed by its subsidiary, GPM Investments, LLC, a Delaware limited liability company (“GPM”). Formed in 2002, GPM is primarily engaged directly and through fully owned and controlled subsidiaries (directly or indirectly) in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations. GPM is also engaged in wholesale activity, which includes the supply of fuel to gas stations operated by third-parties and, in fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites. As of December 31, 2023, GPM’s activity included the operation of 1,543 retail convenience stores, the supply of fuel to 1,825 gas stations operated by dealers and the operation of 298 cardlock locations, in the District of Columbia and throughout more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

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

Cash and Cash Equivalents

The Company considers all unrestricted highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents, of which there were $144.3 million and $207.5 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, $1.4 million and $0.5 million of cash and cash equivalents, respectively, were denominated in New Israeli Shekels. Cash and cash equivalents are maintained at several financial institutions, and in order to have sufficient working capital on hand, the Company maintains concentrations of cash at several financial institutions in amounts that are above the FDIC standard deposit insurance limit of $250,000.

Restricted Cash

The Company classifies as restricted cash any cash and cash equivalents that are currently restricted from use in order to comply with agreements with third-parties, including cash related to net lottery proceeds.

Trade Receivables

The majority of trade receivables are typically from dealers, fleet fueling customers, customer credit accounts and credit card companies in the ordinary course of business. Balances due in respect of credit cards processed through the Company’s fuel suppliers and other providers are collected within two to three days depending upon the day of the week of the purchase and time of day of the purchase. Receivables from dealers and customer credit accounts are typically due within one to 30 days and are stated as amounts due. Accounts that are outstanding longer than the payment terms are considered past due.

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

The Company writes off receivable amounts when there is information indicating that the debtor is in severe financial difficulty and there is no realistic prospect of recovery. Financial assets written off may still be subject to enforcement activities under the Company’s recovery procedures, taking into account legal advice where appropriate. Any recoveries made are recognized in profit or loss. The Company has not experienced significant write-offs for the years ended December 31, 2023, 2022 and 2021.

Inventory

Inventory is stated at the lower of cost or net realizable value. The majority of merchandise inventory is accounted for under the retail inventory accounting method, using the first-in, first-out (FIFO) basis. Fuel inventory cost is determined using the average cost on a FIFO basis. Inventory cost is net of vendor rebates or discounts in the event that they can be attributed to inventory. The net realizable value is an estimate of the sales price in the ordinary course of business less an estimate of the costs required in order to execute the sale. The Company periodically reviews inventory for obsolescence and records a charge to merchandise costs for any amounts required to reduce the carrying value of inventories to net realizable value.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including property and equipment, right-of-use assets and amortizable intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a review indicates that the assets will not be recoverable, based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value and the asset’s carrying value is reduced to fair value. Impairment losses related to property and equipment and right-of-use assets of $7.9 million, $3.7 million and $3.2 million were recorded in relation to closed and non-performing sites as an expense within other expenses, net in the consolidated statements of operations during the years ended December 31, 2023, 2022 and 2021, respectively. No impairment was recognized for long-lived intangible assets during the years ended December 31, 2023, 2022 and 2021.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of net assets of businesses acquired. For the purpose of impairment testing, goodwill is allocated to each reporting unit (or groups of reporting units) expected to benefit from the synergies of the business combination. Intangible assets acquired in a business combination are recorded at fair value as of the date acquired. Amortization of finite lived intangible assets is provided using the straight-line method of amortization over the estimated useful lives of the intangible assets, with a weighted average remaining amortization period as of December 31, 2023, as follows:

	Range in Years	Weighted Average Remaining Amortization Period
Goodwill	Indefinite life	Indefinite life
Trade names	5	4
Wholesale fuel supply contracts	3 to 14	9
Third-party cardlock site contracts	2	1
Option to acquire ownership rights	10 to 15	7
Non-contractual customer relationships	20	19
Liquor licenses	Indefinite life	Indefinite life
Franchise rights	3 to 20	15

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

The Company completed the annual impairment analyses for goodwill for the years ended December 31, 2023, 2022 and 2021, and no impairment was recognized.

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

A non-controlling interest is recorded for the interests owned in the Company’s subsidiary, GPM Petroleum LP (“GPMP”), by the seller in the 2019 acquisition of 64 sites from a third-party (the “Riiser Seller”) and was classified in the consolidated statements of changes in equity as ‘Non-controlling interests.’

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

Since January 2014, the Company has held joint control (50%) of Ligad Investments and Construction Ltd. (“Ligad”), which is presented on the Company’s books using the equity method of accounting. As of December 31, 2023, Ligad owed the Company approximately $0.6 million, bearing interest at the prime rate plus 1%, and payable on December 31, 2024.

Ligad has granted a third-party an option to purchase certain properties held by it for consideration of approximately $6.5 million plus value-added taxes. The option, as extended in December 2023, is exercisable until the earlier of (i) February 28, 2026 and (ii) 120 days from receiving certain permit for the leased properties. The properties are leased to a third-party until February 2026 in consideration of an annual rent payment of approximately $0.3 million (linked to consumer price index increases).

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

Significant estimates of fair value include, among other items, tangible and intangible assets acquired and liabilities assumed through business combinations, certain leases, contingent consideration in business combinations, financial derivative instruments, the Public Warrants (as defined below), the Private Warrants (as defined below), the Additional Deferred Shares (as defined below) and the Ares Put Option (as defined below). The Company also uses fair value measurements to routinely assess impairment of long-lived assets, intangible assets and goodwill.

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

Certain fuel and sales taxes are invoiced by fuel suppliers or collected from customers and remitted to governmental agencies either directly, or through suppliers, by the Company. Whether these taxes are presented on a gross or net basis is dependent on whether the Company is acting as a principal or agent in the sales transaction. Fuel excise taxes are presented on a gross basis for fuel sales because the Company is acting as the primary obligor, has pricing latitude, and is also exposed to inventory and credit risks. Fuel revenue and fuel cost of revenue included fuel taxes of $1,173.9 million, $1,015.2 million and $1,004.8 million for 2023, 2022 and 2021, respectively.

Revenue recognition patterns are described below by reportable segment:

Retail

•
Fuel revenue and merchandise revenue—Revenues from the sale of merchandise and fuel less discounts given and returns are recognized upon delivery, which is the point at which control and title is transferred, the customer has accepted the product and the customer has significant risks and rewards of owning the product. The Company typically has a right to payment once control of the product is transferred to the customer. Transaction prices for these products are typically at market rates for the product at the time of delivery. Payment terms require customers to pay at delivery and do not contain significant financing components.
•
Customer loyalty program—The customer loyalty program provides the Company’s customers rights to purchase products at a lower price or at no cost in future periods. The sale of products in accordance with the loyalty program are recognized as multiple performance obligations. The consideration for the sale is allocated to each performance obligation identified in the contract (the actual purchases and the future purchases) on a relative stand-alone selling price basis. Revenue for the rights granted is deferred and recognized on the date on which the Company completes its obligations in respect thereof or when it expires. The related contract liability for the customer loyalty program was approximately $1.1 million and $0.9 million as of December 31, 2023 and 2022, respectively, and was included in other current liabilities on the consolidated balance sheets.
•
Commissions on sales of lottery products, money orders and prepaid value cards—The Company recognizes a commission on the sale of lottery products, money orders, and sales of prepaid value cards (gift or cash cards) at the time of the sale to the customer.

Wholesale

•
Consignment arrangements—In arrangements of this type, the Company owns the fuel until the date of sale to the final customer, and the gross profit created from the sale of the fuel is allocated between the Company and the dealer based on the terms of the relevant agreement with the dealer. In certain cases, gross profit is split based on a percentage and in others, the Company pays a fixed fee per gallon to the dealer. The Company recognizes revenues on the date of the sale to the final customer (namely, upon dispensing of the fuel by the consumer which is the date of transfer of control, risks and rewards to the final customer).
•
Fuel supply arrangements (“Cost Plus”)—In arrangements of this type, the dealer purchases the fuel from the Company. The Company recognizes revenue upon delivery of the fuel to the dealer which is the date of transfer of ownership of the fuel to the dealer. The sales price to the dealer is determined according to the terms of the relevant agreement with the dealer, which generally includes a stated price of the fuel plus the cost of transportation and a margin, with the Company generally retaining any prompt pay discounts and rebates.

Fleet Fueling

•
Fuel revenue from cardlock locations—Revenues from the sale of fuel, less applicable discounts, are recognized upon delivery of the fuel, which is the point at which control and title are transferred, the customer has accepted the product and the customer has significant risks and rewards of owning the product. The Company typically has a right to payment once control of the product is transferred to the customer. At third-party cardlock locations, the Company remains the owner of the fuel until the date of sale to the final customer. Transaction prices for these products are typically at market rates for the products at the time of delivery. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.

•
Commissions on proprietary fuel cards—The Company receives a commission on the sale of fuel from proprietary fuel cards that provide customers access to a nationwide network of fueling sites. The commission is recognized at the time of the sale to the customer.

GPMP

•
GPMP recognizes fuel revenue primarily upon delivery of the fuel to substantially all of GPM’s sites that sell fuel in the retail and wholesale segments and charges a fixed fee primarily to sites in the fleet fueling segment which are not supplied by GPMP, all of which is eliminated in consolidation.

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

Total purchases from suppliers who accounted for 10% or more of total purchases for the periods presented were as follows:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Fuel products - Supplier A	$864,021	$974,156	$776,314
Fuel products - Supplier B	800,932	758,856	*
Fuel products - Supplier C	708,764	870,982	638,928
Merchandise products - Supplier D	734,638	664,438	645,257

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs, net of co-op advertising reimbursement from certain vendors/suppliers, for the years ended December 31, 2023, 2022 and 2021 were $5.1 million, $5.2 million and $4.4 million, respectively, and were included in store operating and general and administrative expenses in the consolidated statements of operations.

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

Restricted share units are valued based on the fair market value of the underlying stock on the date of grant. The Company records compensation expense for these awards based on the grant date fair value of the award, recognized ratably over the vesting period of the award. Additionally, certain awards include performance and market conditions. For these awards, share-based compensation expense is estimated based on the probable outcome of shares to be awarded adjusted as necessary at each reporting period.

The Company recognizes compensation expense related to stock-based awards with graded vesting on a straight-line basis over the vesting period. The Company’s share-based compensation expense is adjusted for forfeitures when they are incurred.

Employee Benefits

The Company has a 401(k) retirement plan for its employees who may contribute up to 75% of eligible wages as defined in the plan, subject to limitations defined in the plan and applicable law. The Company matches a percentage of employee contributions according to the plan. The Company has a deferred compensation plan for certain employees who may contribute up to 90% of eligible wages as defined in the plan, subject to limitations defined in the plan and applicable law. The Company matches a percentage of employee contributions according to the plan. The expense for matching contributions for both of these plans was approximately $1.5 million, $1.0 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

New Accounting Pronouncements Not Yet Adopted

Segment Reporting – In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The enhanced segment disclosure requirements apply retrospectively to all prior periods presented in the financial statements. The amendments in ASU 2023-07 are effective for annual periods beginning January 1, 2024, and interim periods beginning on January 1, 2025 for the Company. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

Income Taxes – In December 2023, the FASB issued a new standard to improve income tax disclosures. The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard will be effective for annual periods beginning January 1, 2025 for the Company, with early adoption permitted. The Company is currently assessing the impact of adopting this standard on its income tax disclosures.

3. Limited Partnership

GPMP commenced its operation in January 2016, and thereafter the following has applied:

i.
Fuel distribution agreements – GPMP is a party to the majority of the agreements with fuel suppliers relating to the supply of fuel to GPM and its subsidiaries in the retail and wholesale segments, and GPM guarantees the obligations under certain of such agreements.
ii.
Distribution agreement with GPM – GPM and its subsidiaries related to substantially all of its sites in the retail and wholesale segments are engaged with GPMP in an exclusive supply agreement pursuant to which they purchase fuel from GPMP at GPMP’s cost of fuel including taxes and transportation, plus a fixed margin. Such supply arrangements are in effect until May, 15, 2028 or with respect to sites acquired in June 2018 or later, for 10 years from the date of the applicable acquisition.
iii.
GPMP charges a fixed fee to sites in the fleet fueling segment and certain GPM sites which are not supplied by GPMP.

As of December 31, 2023 and 2022, GPM, directly and through certain of its wholly owned subsidiaries, held approximately 99.8% of the limited partnership interests in GPMP and all of the rights in the general partner of GPMP.

The Riiser Seller owed GPM approximately $3.375 million with respect to a post-closing adjustment, in addition to other amounts, including interest and expenses, at December 31, 2023. The Riiser Seller satisfied $3.0 million of such adjustment by tendering all of its limited partnership units in GPMP to GPM in January 2024. As a result, GPM, directly and through certain of its wholly owned subsidiaries, now holds 100% of the limited partnership interests in GPMP.

4. Acquisitions

Transit Energy Group, LLC

On March 1, 2023, the Company completed the acquisition of certain assets from Transit Energy Group, LLC and certain of its affiliated entities (collectively, “TEG”) pursuant to a purchase agreement entered on September 9, 2022, as amended (the “TEG Purchase Agreement”), including (i) 135 convenience stores and gas stations, (ii) fuel supply rights to 181 dealer locations, (iii) a commercial, government, and industrial business, including certain bulk plants, and (iv) certain distribution and transportation assets, all in the southeastern United States (the “TEG Acquisition”).

The purchase price for the TEG Acquisition was approximately $370 million, as adjusted in accordance with the terms of the TEG Purchase Agreement, plus the value of inventory at the closing, of which $50 million was deferred and is payable in two annual payments of $25 million, which the Company may elect to pay in either cash or, subject to the satisfaction of certain conditions, shares of common stock (the “Installment Shares”), on the first and second anniversaries of the closing. Pursuant to the TEG Purchase Agreement, at closing, ARKO and TEG entered into a registration rights agreement, pursuant to which ARKO agreed to prepare and file a registration statement with the SEC, registering the Installment Shares, if any, for resale by TEG.

The Company paid approximately $81.8 million of the non-deferred purchase price, including the value of inventory and other closing adjustments, in cash, of which $55.0 million was financed with the Capital One Line of Credit (as defined in Note 12 below). Oak Street under the Company’s Program Agreement (as both are defined in Note 8 below) paid the balance of the non-deferred purchase price for fee simple ownership in 104 sites. At the closing, pursuant to the Program Agreement, the Company entered into a master lease with Oak Street for the sites Oak Street acquired in the transaction under customary lease terms. For accounting purposes, the transaction with Oak Street was treated as a sale-leaseback. Because the sale-leaseback was off-market, a financial liability of $51.6 million was recorded, resulting in interest expense recognized over the lease term. Additionally, right-of-use assets and operating lease liabilities of approximately $131.3 million were recorded in connection with the operating lease, after reducing for accounting purposes from the contractual lease payments the amount attributable to the repayment of the additional financing.

The details of the TEG Acquisition were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$26,796
GPMP Capital One Line of Credit	55,000
Liability resulting from deferred purchase price	45,886
Receivable from TEG	(156)
Consideration provided by Oak Street	258,019
Total consideration	$385,545
Assets acquired and liabilities:
Cash and cash equivalents	$379
Inventory	20,259
Other assets	1,304
Property and equipment, net	266,387
Intangible assets	17,200
Right-of-use assets under operating leases	69,254
Environmental receivables	2,664
Deferred tax asset	20,404
Total assets	397,851
Other liabilities	(2,086)
Environmental liabilities	(2,939)
Asset retirement obligations	(10,923)
Operating leases	(57,569)
Total liabilities	(73,517)
Total identifiable net assets	324,334
Goodwill	$61,211

Consideration paid in cash	$81,796
Consideration provided by Oak Street	258,019
Less: cash and cash equivalent balances acquired	(379)
Net cash outflow	$339,436

The Company included identifiable tangible and intangible assets and identifiable liabilities at their respective fair values based on the information available to the Company’s management on the TEG Acquisition closing date, including, among other things, a valuation performed by external consultants for this purpose. Specifically, the valuation of the wholesale fuel supply contracts was performed by an external consultant using the income approach with a weighted average discount rate of 10.5%. The useful life of the wholesale fuel supply contracts on the date of acquisition was 10 years. The useful life of the trade name on the date of acquisition was five years.

As a result of the accounting treatment of the TEG Acquisition, the Company recorded goodwill of approximately $61.2 million, all of which was allocated to the GPMP segment attributable to the opportunity to add significant volume to the GPMP segment. None of the goodwill recognized is tax deductible for U.S. income tax purposes.

Acquisition-related costs of approximately $3.3 million and $1.5 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively. No acquisition-related costs were recognized for the year ended December 31, 2021.

Results of operations for the TEG Acquisition for the period subsequent to the acquisition closing date were included in the consolidated statement of operations for the year ended December 31, 2023. For the period from the TEG Acquisition closing date through December 31, 2023, the Company recognized $819.4 million in revenues and $13.7 million of net loss related to the TEG Acquisition.

WTG Fuels Holdings, LLC

On June 6, 2023, certain of the Company’s subsidiaries completed the acquisition of certain assets from WTG Fuels Holdings, LLC and certain other sellers party thereto (collectively, “WTG”) pursuant to an asset purchase agreement entered on December 6, 2022, including (i) 24 Uncle’s convenience stores located across Western Texas, and (ii) 68 proprietary GASCARD-branded cardlock sites and 43 private cardlock sites for fleet fueling operations located in Western Texas and Southeastern New Mexico (the “WTG Acquisition”).

The purchase price for the WTG Acquisition was approximately $140.0 million, plus the value of inventory at the closing. The Company paid approximately $30.6 million of the purchase price including the value of inventory and other closing adjustments in cash, of which $19.2 million was financed with the Capital One Line of Credit (as defined in Note 12 below). Oak Street, under the Program Agreement, paid the balance of the purchase price for fee simple ownership in 33 properties. At the closing, pursuant to the Program Agreement, the Company entered into master leases with Oak Street for the sites Oak Street acquired in the transaction under customary lease terms. For accounting purposes, the transaction with Oak Street was treated as a sale-leaseback. Because the sale-leaseback was off-market, a financial liability of $28.8 million was recorded, resulting in interest expense recognized over the lease term. Additionally, right-of-use assets and operating lease liabilities of approximately $49.0 million were recorded in connection with the operating lease, after reducing for accounting purposes from the contractual lease payments the amount attributable to the repayment of the additional financing.

The details of the WTG Acquisition were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$11,396
GPMP Capital One Line of Credit	19,200
Consideration provided by Oak Street	115,041
Total consideration	$145,637
Assets acquired and liabilities:
Cash and cash equivalents	$60
Inventory	5,694
Other assets	149
Property and equipment, net	109,741
Intangible assets	23,550
Right-of-use assets under operating leases	2,756
Environmental receivables	4
Deferred tax asset	3,265
Total assets	145,219
Other liabilities	(598)
Environmental liabilities	(136)
Asset retirement obligations	(6,749)
Operating leases	(1,895)
Total liabilities	(9,378)
Total identifiable net assets	135,841
Goodwill	$9,796

Consideration paid in cash	$30,596
Consideration provided by Oak Street	115,041
Less: cash and cash equivalent balances acquired	(60)
Net cash outflow	$145,577

The initial accounting treatment of the WTG Acquisition reflected in these consolidated financial statements is provisional as the Company has not yet finalized the initial accounting treatment of the business combination, and, in this regard, has not finalized the valuation of some of the assets and liabilities acquired and the goodwill resulting from the WTG Acquisition, mainly due to the limited period of time between the WTG Acquisition closing date and the date of these consolidated financial statements. Therefore, some of the financial information presented with respect to the WTG Acquisition in these consolidated financial statements remains subject to change.

The Company included identifiable tangible and intangible assets and identifiable liabilities at their respective fair values based on the information available to the Company’s management on the WTG Acquisition closing date, including, among other things, a preliminary valuation performed by external consultants for this purpose. The useful life of the customer relationships related to the proprietary cardlock sites and the proprietary fuel cards that give customers access to a nationwide network of fueling sites was estimated at 20 years. The useful life of the wholesale fuel supply contracts was estimated at three years and the useful life of the trade name was estimated at five years.

As a result of the accounting treatment of the WTG Acquisition, the Company recorded goodwill of approximately $9.8 million, all of which was allocated to the GPMP segment attributable to the opportunity to add significant volume to the GPMP segment. None of the goodwill recognized is tax deductible for U.S. income tax purposes.

Acquisition-related costs of approximately $2.6 million and $0.6 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively. No acquisition-related costs were recognized for the year ended December 31, 2021.

Results of operations for the WTG Acquisition for the period subsequent to the acquisition closing date were included in the consolidated statement of operations for the year ended December 31, 2023. For the period from the WTG Acquisition closing date through December 31, 2023, the Company recognized $119.9 million in revenues and $4.0 million of net income related to the WTG Acquisition.

Speedy’s Acquisition

On August 15, 2023, the Company acquired from a third-party seven convenience stores located in Arkansas and Oklahoma (the “Speedy’s Acquisition” and together with the TEG Acquisition and WTG Acquisition, the “2023 Acquisitions”). Prior to the acquisition, the Company had supplied fuel to these sites, which had been operated by a dealer. The consideration at closing was approximately $13.7 million including cash and inventory in the stores on the closing date, of which approximately $10.4 million was paid by Oak Street under the Program Agreement for fee simple ownership in three of the properties. At the closing, pursuant to the Program Agreement, the Company entered into a master lease with Oak Street for the sites Oak Street acquired under customary lease terms. For accounting purposes, the transaction with Oak Street was treated as a sale-leaseback and the Company recorded right of use assets and operating lease liabilities of approximately $8.8 million in connection therewith. As of the closing, the Company leases under financing leases the remaining four sites from the seller and Oak is expected to purchase the fee simple ownership in these sites from the seller, for approximately $10.3 million, within twenty months from the closing of the Speedy’s Acquisition, and then lease these sites to the Company.

Quarles Acquisition

On July 22, 2022, the Company consummated its acquisition from Quarles Petroleum, Incorporated (“Quarles”) of certain assets (the “Quarles Acquisition”), including 121 proprietary Quarles-branded cardlock sites and 63 third-party cardlock sites for fleet fueling operations, and 46 dealer locations, including certain lessee-dealer sites.

The total consideration for the Quarles Acquisition as set forth in the purchase agreement was approximately $170 million plus the value of inventory on the closing date, subject to customary closing adjustments. The Company financed $40 million of the purchase price with the Capital One Line of Credit (as defined in Note 12 below), and Oak Street, under the Program Agreement, paid approximately $129.3 million of the consideration in exchange for fee simple ownership in 39 sites. At the closing, pursuant to the Program Agreement, the Company amended one of its master leases with Oak Street to add the sites Oak Street acquired in the transaction under customary lease terms. For accounting purposes, the transaction with Oak Street was treated as a sale-leaseback. Because the sale-leaseback was off-market, a financial liability of $20.2 million was recorded, resulting in interest expense recognized over the lease term. Additionally, right-of-use assets and operating lease liabilities of approximately $61.6 million were recorded in connection with the operating lease, after reducing for accounting purposes from the contractual lease payments the amount attributable to the repayment of the additional financing.

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

The Company included identifiable tangible and intangible assets and identifiable liabilities at their respective fair values based on the information available to the Company’s management on the Quarles Acquisition closing date, including, among other things, a valuation performed by external consultants for this purpose. The useful life of the wholesale fuel supply contracts was 4.3 years, the useful life of the contracts related to the third-party cardlock sites was two years, and the useful life of the customer relationships related to the proprietary cardlock sites and the proprietary fuel cards that give customers access to a nationwide network of fueling sites was 20 years.

The Company’s accounting treatment of the Quarles Acquisition resulted in no goodwill being recorded.

Acquisition-related costs of approximately $0.2 million, $2.3 million and $0.6 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Pride Convenience Holdings, LLC Acquisition

On December 6, 2022, the Company acquired all of the issued and outstanding membership interests in Pride Convenience Holdings, LLC (“Pride”), which operates 31 convenience stores and gas stations in Connecticut and Massachusetts (the “Pride Acquisition” and together with the Quarles Acquisition, the “2022 Acquisitions”), pursuant to its purchase agreement with Pride Parent, LLC.

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

The details of the Pride Acquisition were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$10,617
GPMP Capital One Line of Credit	20,000
Payable to Pride Parent, LLC	1,460
Consideration provided by Oak Street	201,654
Total consideration	$233,731
Assets acquired and liabilities:
Cash and cash equivalents	$3,586
Trade receivables	6,151
Inventory	5,035
Other assets	1,056
Property and equipment	199,786
Right-of-use assets under operating leases	2,245
Intangible assets	1,824
Environmental receivables	42
Deferred tax asset	7,556
Total assets	227,281
Accounts payable	(13,310)
Other liabilities	(141)
Environmental liabilities	(70)
Asset retirement obligations	(675)
Operating leases	(2,245)
Total liabilities	(16,441)
Total identifiable net assets	210,840
Goodwill	$22,891

Consideration paid in cash by the Company	$30,617
Consideration provided by Oak Street	201,654
Less: cash and cash equivalent balances acquired	(3,586)
Net cash outflow	$228,685

The Company included identifiable tangible and intangible assets and identifiable liabilities at their respective fair values based on the information available to the Company’s management on the Pride Acquisition closing date, including, among other things, a valuation performed by external consultants for this purpose. The useful life of the trade name was five years. The liquor licenses have indefinite useful lives.

In 2023, the Company finalized the accounting treatment of the Pride Acquisition, including the valuation of some of the assets acquired, liabilities assumed and the goodwill resulting from the acquisition. As a result, the Company primarily reduced property and equipment by approximately $4.8 million, increased accounts payable and other liabilities by a net $1.1 million and increased the deferred tax asset by approximately $1.0 million. In addition, the consideration decreased by approximately $1.6 million. The adjustments to the assets acquired and liabilities assumed resulted in an increase in goodwill of approximately $3.3 million. These adjustments resulted in a reduction in depreciation and amortization expenses recorded of approximately $0.2 million that related to amounts recorded for the year ended December 31, 2022.

As a result of the accounting treatment of the Pride Acquisition, the Company recorded goodwill of approximately $22.9 million, of which $20.0 million was allocated to the GPMP segment and the remainder to the retail segment, and attributable to the opportunities to expand into new geographic locations and add significant volume to the GPMP segment. None of the goodwill recognized is tax deductible for U.S. income tax purposes.

Acquisition-related costs of approximately $0.7 million and $2.2 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively. No acquisition-related costs were recognized for the year ended December 31, 2021.

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

ExpressStop Acquisition

On May 18, 2021, the Company acquired, in conjunction with two U.S. real estate funds that are unrelated third-parties (each a “Real Estate Fund,” collectively the “Real Estate Funds”), 60 convenience stores and gas stations located in the Midwestern U.S. for consideration of approximately $87 million plus the value of inventory and cash in stores on the closing date (the “ExpressStop Acquisition”). The Company financed its share of the consideration from its own sources and the Real Estate Funds paid the purchase price for the seller’s real estate they acquired as described below.

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

Acquisition-related costs of approximately $2.5 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the consolidated statement of operations for the year ended December 31, 2021. No acquisition-related costs for the ExpressStop Acquisition were recognized for the years ended December 31, 2023 and 2022.

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

Handy Mart Acquisition

On November 9, 2021, the Company acquired the operations and leasehold interest of 36 convenience stores and gas stations and one development parcel, located in North Carolina (the “Handy Mart Acquisition” and together with the ExpressStop Acquisition, the “2021 Acquisitions”). The total consideration for the transaction, including the purchase of real estate by Oak Street pursuant to the Program Agreement, was approximately $112 million plus the value of inventory and cash in the stores on the closing date. The Company financed the consideration for the acquired operations from its own sources, and Oak Street agreed to pay the remaining consideration for certain of the seller’s sites it has agreed to acquire as described below.

At the closing of the transaction, the Company purchased and assumed, among other things, certain vendor agreements, equipment, inventory and goodwill with regard to the acquired assets and paid approximately $12 million plus the value of inventory and cash in the stores on the closing date. In the fourth quarter of 2021, Oak Street purchased the fee simple ownership in 28 of the sites for approximately $93.2 million and in the first quarter of 2022, Oak Street purchased the fee simple ownership in the remaining leased site from the seller for approximately $6.7 million. Additionally, at the closing, pursuant to the Program Agreement, the Company entered into a master lease with Oak Street under customary lease terms for the sites Oak Street acquired in the Handy Mart Acquisition. As of the closing of the transaction, the Company leases one site, the development parcel and a maintenance facility from the seller and the remaining six sites from other third-parties.

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

Acquisition-related costs of approximately $0.6 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the consolidated statement of operations for the year ended December 31, 2021. No acquisition-related costs were recognized for the years ended December 31, 2023 and 2022.

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

Impact of Acquisitions (unaudited)

The unaudited supplemental pro forma financial information was prepared based on the historical information of the Company and the acquired operations and gives pro forma effect to the acquisitions using the assumption that the 2023 Acquisitions, the 2022 Acquisitions, and the 2021 Acquisitions had occurred on January 1, 2021. The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the acquisitions or any integration costs. The unaudited pro forma financial information is not necessarily indicative of what the actual results of operations would have been had the acquisitions occurred on January 1, 2021 nor is it indicative of future results.

	For the Year Ended December 31,
	2023	2022	2021
	(unaudited)
	(in thousands)
Total revenue	$9,836,586	$11,534,397	$9,521,297
Net income	29,168	65,634	41,690

5. Trade Receivables, Net

Trade receivables consisted of the following:

	As of December 31,
	2023	2022
	(in thousands)
Credit card receivables	$54,190	$42,806
Fleet fueling customer credit accounts receivables, net	44,705	33,082
Dealers and customer credit accounts receivables, net	35,840	42,252
Total trade receivables, net	$134,735	$118,140

An allowance for credit losses is provided based on management’s evaluation of outstanding accounts receivable. The Company had reserved $2.2 million and $1.8 million for uncollectible fleet fueling customers, dealers and customer credit accounts receivables as of December 31, 2023 and 2022, respectively.

6. Inventory

Inventory consisted of the following:

	As of December 31,
	2023	2022
	(in thousands)
Fuel inventory	$91,720	$80,004
Merchandise inventory	147,595	132,080
Lottery inventory	11,278	9,867
Total inventory	$250,593	$221,951

Merchandise inventory consisted primarily of cigarettes, other tobacco products, beer, wine, non-alcoholic drinks, candy, snacks, dairy products, prepackaged food and other grocery items.

7. Other Current Assets

Other current assets consisted of the following:

	As of December 31,
	2023	2022
	(in thousands)
Vendor receivables	$53,926	$42,711
Asset resulting from contingent consideration	3,930	4,533
Prepaid expenses	21,398	15,543
Environmental receivables	2,228	1,083
Income tax receivable	8,450	800
Due from related parties	935	1,151
Other current assets	27,605	22,052
Total other current assets	$118,472	$87,873

8. Property and Equipment, Net

Property and equipment consisted of the following:

	As of December 31,
	2023	2022
	(in thousands)
Land	$125,047	$115,276
Buildings and leasehold improvements	281,074	242,265
Equipment	775,472	633,511
Accumulated depreciation	(438,983)	(345,243)
Total property and equipment, net	$742,610	$645,809

Depreciation expense was $93.3 million, $68.8 million and $60.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Standby Real Estate Program

On May 3, 2021, GPM entered into a standby real estate purchase, designation and lease program agreement (as amended, the “Program Agreement”) with Oak Street Real Estate Capital Net Lease Property Fund, LP (including its affiliates, “Oak Street”), which Program Agreement was amended on April 7, 2022, March 28, 2023, May 2, 2023, July 11, 2023, and January 19, 2024.

Pursuant to and subject to the terms of the Program Agreement, during the second year of its term, through September 30, 2024, Oak Street has agreed to purchase up to $1.5 billion of convenience store and gas station real property, cardlock locations and, subject to Oak Street’s consent, other types of real property that GPM or an affiliate thereof may acquire, including in connection with GPM’s acquisitions of businesses from third-parties (each, a “Property”). The $1.5 billion limit does not include the funding Oak Street provided for the WTG Acquisition as described in Note 4 or any prior funding provided by Oak Street.

Pursuant to the Program Agreement, upon any acquisition of a Property by Oak Street, or an affiliate thereof, GPM, or an affiliate thereof, would enter into a triple-net lease agreement with Oak Street or such affiliate pursuant to which GPM or such affiliate would lease such Property from Oak Street or such affiliate based upon commercial terms contained in the Program Agreement. The purchase price for any Property would similarly be subject to commercial terms agreed upon by GPM and Oak Street in the Program Agreement and if in connection with the acquisition of convenience stores and gas stations from third-parties, consistent with the agreed upon purchase price or designation rights with the seller of the real estate. During the program term, GPM may not sell or designate any Property pursuant to a sale-leaseback or similar transaction without first offering such Property to Oak Street in accordance with the terms and conditions of the Program Agreement. Certain Properties specified by GPM are not subject to the foregoing right of first offer, and the Program Agreement does not obligate GPM to sell any Property, or acquire any property from a third-party for purposes of its sale, to Oak Street or assign the right to acquire the third-party’s real estate to Oak Street, unless GPM elects, in its sole discretion, to enter into a sale-leaseback, designation or similar transaction governed by the Program Agreement.

9. Goodwill and Intangible Assets

Goodwill

The Company reports revenue and operating results for its operating segments: retail, wholesale, fleet fueling and GPMP (see Note 23 for a description of these operating segments). The following summarizes the activity in goodwill, by segment:

	Retail	GPMP	Total
	(in thousands)
Beginning balance, January 1, 2022	$14,861	$182,787	$197,648
Goodwill attributable to acquisitions during the year	—	19,585	19,585
Goodwill adjustment – Handy Mart Acquisition	—	64	64
Ending balance, December 31, 2022	$14,861	$202,436	$217,297
Goodwill attributable to acquisitions during the year	—	71,570	71,570
Goodwill adjustment – Pride Adjustment	2,891	415	3,306
Ending balance, December 31, 2023	$17,752	$274,421	$292,173

Intangible Assets, Net

Intangible assets consisted of the following:

	As of December 31,
	2023	2022
	(in thousands)
Wholesale fuel supply agreements	$219,262	$202,512
Trade names	39,584	37,084
Options to acquire ownership rights	3,241	6,372
Non-contractual customer relationships	46,720	25,220
Other intangibles	21,825	21,690
Accumulated amortization – Wholesale fuel supply agreements	(59,383)	(40,645)
Accumulated amortization – Trade names	(34,891)	(33,060)
Accumulated amortization – Options to acquire ownership rights	(1,377)	(3,939)
Accumulated amortization – Non-contractual customer relationships	(2,413)	(525)
Accumulated amortization – Other intangibles	(18,016)	(17,586)
	$214,552	$197,123

Franchise rights and liquor licenses of $3.1 million and $3.1 million as of December 31, 2023 and 2022, respectively, were not being amortized.

Amortization expense related to definite lived intangible assets was $23.4 million, $20.9 million and $23.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Estimated amortization expense for each of the next five years and thereafter is expected to be as follows:

Future Amortization Expense	Amount
(in thousands)
2024	$23,296
2025	22,885
2026	22,524
2027	21,235
2028	20,652
Thereafter	100,869
$211,461

10. Other Current Liabilities

The components of other current liabilities were as follows:

	As of December 31,
	2023	2022
	(in thousands)
Accrued employee costs	$22,015	$28,298
Fuel and other taxes	40,392	30,491
Accrued insurance liabilities	10,464	9,881
Accrued expenses	50,798	42,955
Environmental liabilities	4,100	3,425
Deferred vendor income	13,134	12,101
Accrued income taxes payable	—	4,056
Liabilities resulting from Additional and Contingent Consideration	5,524	5,674
Deferred payments related to acquisitions (see Note 4)	25,291	—
Ares Put Option	—	8,575
Other accrued liabilities	7,818	8,641
Total other current liabilities	$179,536	$154,097

Additional and Contingent Consideration

Part of the consideration to the sellers in the acquisition of the business of Empire Petroleum Partners, LLC (“Empire”) in 2020 was as follows:

•
On each of the first five anniversaries of October 6, 2020, the Empire sellers will be paid an amount of $4.0 million (total of $20.0 million) (the “Additional Consideration”). If the Empire sellers are entitled to amounts on account of the Contingent Consideration (as defined below), these amounts will initially be applied to accelerate payments on account of the Additional Consideration. For the years ended December 31, 2023, 2022 and 2021, the Company paid the Empire sellers $4.0 million, $6.1 million and $4.0 million of Additional Consideration, respectively.
•
An amount of up to $45.0 million (the “Contingent Consideration”) will be paid to the Empire sellers according to mechanisms set forth in the Empire purchase agreement, with regard to the occurrence of the following events during the five years following October 6, 2020 (the “Earnout Period”): (i) sale and lease to third-parties or transfer to company operation by GPM of sites with leases to third-parties that expired or are scheduled to expire during the Earnout Period, (ii) renewal of agreements with dealers at sites not leased or owned by GPM which agreements expired or are scheduled to expire during the Earnout Period, (iii) improvement in the terms of the agreements with fuel suppliers (with regard to Empire’s and/or GPM’s sites as of the closing date), (iv) improvement in the terms of the agreements with transportation companies (with regard to Empire’s and/or GPM’s sites as of the closing date), and (v) the closing of additional wholesale transactions that the sellers had engaged in prior to the closing date. The measurement and payment of the Contingent Consideration will be made once a year.

Ares Put Option

On September 8, 2020, the Company entered into an agreement with Ares Capital Corporation (“Ares”) and certain of its affiliates (the “Ares Put Option”), which guaranteed Ares a value of approximately $27.3 million (including all dividend payments received by Ares) at the end of February 2023 for the shares of common stock that the Company issued in consideration for its acquisition in December 2020 of equity in GPM (the “Ares Shares”). The embedded derivative recorded for the Ares Put Option was evaluated under ASC 815, Derivatives and Hedging, and was determined to not be clearly and closely related to the host instrument. The embedded derivative (a put option) was classified as liability. For further details, see Note 22 below. On April 3, 2023, the Company and Ares agreed that in lieu of the Company issuing to Ares additional shares of common stock in accordance with the Ares Put Option or purchasing the Ares Shares, Ares would retain the Ares Shares, and the Company would pay approximately $9.8 million in cash to Ares in full satisfaction of the Company’s obligations related to the Ares Put Option. The Company made this payment on April 14, 2023, and the Ares Put Option terminated.

11. Other Non-current Liabilities

The components of other non-current liabilities were as follows:

	As of December 31,
	2023	2022
	(in thousands)
Environmental liabilities	$9,315	$8,639
Deferred vendor income	28,860	26,715
Liabilities resulting from Additional and Contingent Consideration	3,514	7,256
Deferred payments related to acquisitions (see Note 4)	24,056	—
Public Warrants	16,316	25,894
Private Warrants	2,450	4,515
Additional Deferred Shares	1,326	1,436
Financial liabilities	172,398	96,864
Other non-current liabilities	8,367	7,626
Total other non-current liabilities	$266,602	$178,945

Public and Private Warrants

As of December 31, 2023, there were 17.3 million warrants to purchase common stock outstanding for an exercise price of $11.50 per share, consisting of approximately 14.8 million public warrants (the “Public Warrants”) and approximately 2.5 million private warrants (the “Private Warrants”). Prior to the merger with Haymaker Acquisition Corp. II (“Haymaker”) on December 22, 2020, the warrants were for the purchase of the common stock of Haymaker. The warrants will expire five years after December 22, 2020, or earlier upon redemption or liquidation.

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

Financial Liabilities

The non-current portion of financial liabilities is related to off-market sale-leaseback transactions with Oak Street related to the 2023 Acquisitions of TEG and WTG, the 2022 Acquisitions of Quarles and Pride, and a failed sale-leaseback transaction related to the 2021 ExpressStop Acquisition, as further described in Note 4 above.

12. Debt

The components of debt were as follows:

	As of December 31,
	2023	2022
	(in thousands)
Senior Notes	$444,432	$443,648
M&T debt	65,228	49,023
Capital One line of credit	332,027	256,430
Insurance premium notes	3,752	2,886
Total debt, net	$845,439	$751,987
Less current portion	(16,792)	(11,944)
Total long-term debt, net	$828,647	$740,043

Financing Agreements

Type of financing	Amount of financing	Financing payment terms	Interest rate	Interest rate as of December 31, 2023	Amount financed as of December 31, 2023 (in thousands)	Balance as of December 31, 2023 (net of deferred financing costs) (in thousands)
ARKO Corp.
Senior Notes	$450 million	The full amount of principal is due on maturity date of November 15, 2029.	Fixed rate	5.125%	$450,000	$444,432
GPM Investments, LLC
PNC Line of Credit	Up to $140 million	Maturity date of December 22, 2027.	For revolving advances that are Term SOFR Loans: SOFR Adjusted plus Term SOFR (as defined in the agreement) plus 1.25% to 1.75% For revolving advances that are domestic rate loans: Alternate Base Rate (as defined in the agreement) plus 0% to 0.5% Every quarter, the margin rates are updated based on the quarterly average undrawn availability of the line of credit. Unused fee - 0.375% or 0.25% if usage is 25% or more	6.60%	None $132,576 unused based on borrowing base	None
M&T Term Loans	$44.4 million	$35.0 million of principal is paid in equal monthly installments of approximately $194 thousand based on a 15-year amortization schedule with a balance of $23.1 million due on the maturity date of June 10, 2026. $9.4 million of principal is paid in equal monthly installments of approximately $52 thousand based on a 15-year amortization schedule with a balance of $6.4 million due on the maturity date of November 10, 2028.	SOFR (as defined in the agreement) plus 3.0% (until September 28, 2023 - LIBOR plus 3.0%) SOFR (as defined in the agreement) plus 2.75%	8.49% 8.06%	$38,087	$37,493
M&T Equipment Line of Credit	Up to $45 million	$9.1 million of the current balance is being paid in equal monthly installments of approximately $590 thousand (principal and interest) with the balance due on various maturity dates through September 2025. $16.4 million of the current balance is being paid in equal monthly principal installments of approximately $330 thousand with the balance due on various maturity dates through September 2028. Each additional equipment loan tranche borrowed from September 28, 2023 will have a term of up to five years from the date it is advanced.	Fixed rate SOFR (as defined in the agreement) plus 2.75%	3.58% to 6.90% 8.07%	$25,484 $19,516 unused	$25,216
Other M&T Term Loans	$3.3 million	The principal is being paid in equal monthly installments including interest of approximately $37 thousand with the remaining balance due on various maturity dates through August 2031.	Fixed rate	3.91% to 6.62%	$2,536	$2,519
GPMP
Capital One Line of Credit	Up to $800 million	The full amount of the principal is due on the maturity date of May 5, 2028.	For SOFR Loans: Adjusted Term SOFR (as defined in the agreement) plus 2.25% to 3.25% For alternate base rate loans: Alternate Base Rate (as defined in the agreement) plus 1.25% to 2.25% The margin is determined according to a formula that depends on GPMP's leverage. Unused fee ranges from 0.3% to 0.50%	8.18%	$338,300 No borrowings under the Alternate Base rate $461,200 unused	$332,027
Total						$841,687

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

M&T Bank Credit Agreement

On September 28, 2023, GPM amended its credit agreement with M&T Bank (the “M&T Credit Agreement”) to increase the line of credit for purchases of equipment thereunder from $20.0 million to $45.0 million, which line may be borrowed in tranches until September 28, 2026.

On November 21, 2023, GPM further amended and restated the M&T Credit Agreement to increase the aggregate principal amount of real estate loans from $35.0 million to $44.4 million (the “M&T Term Loans”). An additional M&T Term Loan for the purchase of real estate for $5.1 million closed in January 2024.

The Company has pledged the property of 43 sites and certain fixtures at these sites as collateral to support the M&T Term Loans. The equipment loans are secured by the equipment acquired with the proceeds of such loans.

Financing agreement with a syndicate of banks led by Capital One, National Association

On May 5, 2023, GPMP renewed the credit agreement governing its revolving credit facility with a syndicate of banks led by Capital One, National Association, to increase the aggregate principal amount of availability thereunder from $500 million to $800 million (as amended, the “Capital One Line of Credit”) and extend the maturity date from July 15, 2024 to May 5, 2028. At GPMP’s request, availability under the Capital One Line of Credit can be increased up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or from other banks, and subject to certain other terms as detailed in the Capital One Line of Credit.

The Capital One Line of Credit is available for general partnership purposes, including working capital, capital expenditures and permitted acquisitions. All borrowings and letters of credit under the Capital One Line of Credit are subject to the satisfaction of certain customary conditions, including the absence of any default or event of default and the accuracy of representations and warranties. The Capital One Line of Credit is secured by substantially all of GPMP and its subsidiaries’ properties and assets, and pledges of the equity interests in all present and future subsidiaries (subject to certain exceptions as permitted under the Capital One Line of Credit).

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

Letters of Credit

Financing Facility	Amount available for letters of credit	Letters of credit issued as of December 31, 2023
PNC Line of Credit	$40.0 million	$7.3 million
Capital One Credit Facility	$40.0 million	$0.5 million

The letters of credit were issued in connection with certain workers’ compensation and general insurance liabilities and fuel purchases from one supplier. The letters of credit will be drawn upon only if the Company does not comply with the time schedules for the payment of associated liabilities.

Insurance Premium Notes

During the ordinary course of business, the Company finances insurance premiums with notes payable. These notes are generally entered into for a term of 24 months or less.

Total scheduled future principal payments required and amortization of deferred financing costs under all of the foregoing debt agreements were as follows as of December 31, 2023:

Amount
(in thousands)
2024	$17,063
2025	10,361
2026	29,451
2027	4,764
2028	346,176
Thereafter	450,343
858,158
Deferred financing costs	(12,719)
Total debt	$845,439

Deferred Financing Costs

Deferred financing costs of $6.3 million and $0.6 million were incurred in the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the gross value of deferred financing costs of $16.6 million and $14.1 million, respectively, and accumulated amortization of $3.5 million and $4.8 million, respectively, were recorded as a direct reduction from the carrying amount of the associated debt liabilities, with the exception of $0.4 million and $0.5 million which were recorded as a prepaid asset related to the unused PNC Line of Credit, respectively. Amortization of deferred financing costs and debt discount, including the write-off of deferred financing costs due to the early repayment of debt, was $2.5 million, $2.5 million and $9.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Such amounts were classified as a component of interest and other financial expenses in the consolidated statements of operations.

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

The Capital One Line of Credit requires GPMP to maintain certain financial covenants, including a leverage ratio and an interest coverage expense ratio.

As of December 31, 2023, the Company was in compliance with all of the obligations and financial covenants under the terms and provisions of its loans with financial institutions.

13. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is responsible for certain environmental costs and legal expenses arising in the ordinary course of business. See Note 15 for further discussion.

Asset Retirement Obligation

As part of the fuel operations at its retail convenience stores, at most of the other owned and leased locations leased to dealers, certain other dealer locations and proprietary cardlock locations, there are aboveground and underground storage tanks for which the Company is responsible. The future cost to remove a storage tank is recognized over the estimated remaining useful life of the storage tank or the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a storage tank is installed. The amount added to equipment or right-of-use asset is amortized and accretion expense is recognized in connection with the discounted liability over the remaining life of the respective storage tanks. The accretion of the asset retirement obligation is recorded in interest and other financial expenses in the consolidated statements of operations.

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

A reconciliation and roll forward of the liability for the removal of its storage tanks was as follows:

	2023	2022
	(in thousands)
Beginning Balance as of January 1,	$65,309	$58,428
Acquisitions in year	18,016	5,870
Accretion expense	2,399	1,833
Adjustments	(269)	(727)
Retirement of tanks	(23)	(95)
Ending Balance as of December 31, (*)	$85,432	$65,309

(*) $722 thousand and $400 thousand were recorded to other current liabilities in the consolidated balance sheets as of December 31, 2023 and 2022, respectively.

Fuel Vendor Agreements

GPMP enters into fuel supply contracts with various major fuel suppliers. These fuel supply contracts have expiration dates at various times through June 2032. In connection with certain of these fuel supply and related incentive agreements, upfront payments and other vendor assistance payments for rebranding costs and other incentives were received. If GPMP defaults under the terms of any contract, including not purchasing committed fuel purchase volume, or terminates any supply agreement prior to the end of the applicable term, GPMP must refund and reimburse the respective fuel supplier for the unearned unamortized portion of the payments received to date, based on the amortization schedule outlined in each respective agreement and refund other benefits from each supplier subject to the terms that were set in the incentive agreement, as well as pay a penalty with regard to the early termination if applicable. The payments are amortized and recognized as a reduction to fuel costs using the straight-line method based on the term of each agreement or based on fuel volume purchased. The amount of the unamortized liability was $32.8 million and $31.4 million as of December 31, 2023 and 2022, respectively, which were recorded in other current and non-current liabilities on the consolidated balance sheets. The legal liability period in these fuel supply agreements can extend beyond the amortization period, and differ in the amortization schedule, used for book purposes.

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

The total future minimum gallon volume purchase requirements from fuel vendors were as follows:

Gallons
(in thousands)
2024	323,453
2025	221,405
2026	199,762
2027	196,762
2028	176,262
Thereafter	593,294
Total	1,710,938

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

14. Leases

Lessee

As of December 31, 2023, the Company leased 1,276 of the convenience stores that it operates, 208 dealer locations, 156 cardlock locations and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years each. Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges and fuel dispensers.

As of December 31, 2023, there are approximately 940 sites which are leased under 45 separate master lease agreements. Master leases with nine lessors encompass a total of approximately 895 sites. Master leases with the same landlord contain cross-default provisions, in most cases. In most instances of leases of multiple stores from one landlord, each one under a separate lease agreement, the lease agreements contain cross-default provisions between all or some of the other lease agreements with the same landlord.

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

The components of lease cost recorded on the consolidated statements of operations were as follows:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$10,919	$12,061	$13,393
Interest on lease liabilities	16,837	17,041	17,515
Operating lease costs included in store operating expenses	181,164	142,730	131,106
Operating lease costs included in general and administrative expenses	2,206	1,753	1,652
Lease cost related to variable lease payments, short-term leases and leases of low value assets	2,681	2,390	2,037
Right-of-use asset impairment charges and loss on disposals of leases	6,116	1,661	1,799
Total lease costs	$219,923	$177,636	$167,502

For the years ended December 31, 2023, 2022 and 2021, total cash outflows for leases amounted to approximately $171.9 million, $139.0 million and $128.4 million for operating leases, respectively, and $22.3 million, $23.6 million and $25.0 million for financing leases, respectively.

Supplemental balance sheet data related to leases was as follows:

	As of December 31,
	2023	2022
	(in thousands)
Operating leases
Assets
Right-of-use assets under operating leases	$1,384,693	$1,203,188
Liabilities
Operating leases, current portion	67,053	57,563
Operating leases	1,395,032	1,218,045
Total operating leases	1,462,085	1,275,608
Weighted average remaining lease term (in years)	14.0	14.1
Weighted average discount rate	7.8%	7.7%
Financing leases
Assets
Right-of-use assets	$215,174	$232,986
Accumulated amortization	(52,506)	(50,873)
Right-of-use assets under financing leases, net	162,668	182,113
Liabilities
Financing leases, current portion	9,186	5,457
Financing leases	213,032	225,907
Total financing leases	222,218	231,364
Weighted average remaining lease term (in years)	21.2	23.4
Weighted average discount rate	7.9%	7.2%

As of December 31, 2023, maturities of lease liabilities for operating lease obligations and financing lease obligations having an initial or remaining non-cancellable lease terms in excess of one year were as follows. The minimum lease payments presented below include periods where an option is reasonably certain to be exercised and do not take into consideration any future consumer price index adjustments for these agreements.

	Operating	Financing
	(in thousands)
2024	$176,101	$26,032
2025	177,162	26,983
2026	176,557	20,686
2027	174,576	20,738
2028	168,259	21,038
Thereafter	1,617,287	399,181
Gross lease payments	$2,489,942	$514,658
Less: imputed interest	(1,027,857)	(292,440)
Total lease liabilities	$1,462,085	$222,218

Lessor

The Company leases and subleases owned and leased properties to dealers and other tenants and subtenants which are accounted for as operating subleases. The majority of leases and subleases are for periods of up to 10 years, which may be a fixed period or a shorter period with an option or series of renewal options, and in certain cases with additional renewal options past such 10-year period. Some of the lease agreements include lease payments which are based upon such tenant’s or subtenants’ sales subject to fixed minimum lease payments. At the time that an agreement is entered into, the dealers and other tenants and subtenants often post a security deposit as collateral. Total operating sublease income was approximately $27.3 million, $22.1 million and $20.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Sublease income is included in other revenues, net in the consolidated statements of operations.

As of December 31, 2023, the future minimum cash payments to be received under these operating subleases that have initial or remaining non-cancelable terms in excess of one year were as follows:

Amount
(in thousands)
2024	$25,435
2025	21,476
2026	18,050
2027	14,936
2028	10,691
Thereafter	34,282
$124,870

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
•
Payments for upgrading and installing corrosion protection for tank systems and installation of leak detectors and overfill/spill devices are capitalized and depreciated over the expected remaining useful life of the relevant equipment, UST or the lease period of the relevant site in which the UST is installed, whichever is shorter.
•
Costs for removal of storage tanks located at the convenience stores, selected dealer locations and certain cardlock locations are classified under the asset retirement obligation section as described in Note 13.
•
A liability for future remediation costs of contaminated sites related to storage tanks as well as other exposures, is established when such losses are probable and reasonably estimable. Reimbursement for these expenses from government funds or from insurance companies is recognized as a receivable. The liabilities and receivables are not discounted to their present value. The net change in the reimbursement asset and liability for future remediation costs is recorded in store operating expenses in the consolidated statements of operations. The adequacy of the reimbursement asset and liability is evaluated by a third-party at least twice annually and adjustments are made based on past experience, changing environmental conditions and changes in government policy.

As of December 31, 2023 and 2022, environmental obligations totaled $13.4 million and $12.1 million, respectively. These amounts were recorded as other current and non-current liabilities in the consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or changes in federal and/or state environmental regulations.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle it to be reimbursed for environmental loss mitigation. Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $7.5 million and $4.9 million as of December 31, 2023 and 2022, respectively, and were recorded as other current and non-current assets in the consolidated balance sheets.

The undiscounted amounts of future estimated payments and anticipated recoveries from insurance policies and various state funds as of December 31, 2023 were as follows:

	Payments	Recoveries	Net Obligations
	(in thousands)
2024	$4,100	$2,228	$1,872
2025	3,804	2,322	1,482
2026	2,572	1,769	803
2027	761	390	371
2028	526	209	317
Thereafter	1,652	599	1,053
Total Future Payments and Recoveries	$13,415	$7,517	$5,898

16. Income Taxes

The Company and its subsidiaries file federal, state, local and foreign income tax returns in jurisdictions with varying statutes of limitation. The Company and its subsidiaries are classified as a Corporation and file on a consolidated, unitary or combined basis for U.S. federal and most state jurisdictions for income tax purposes. The Company’s subsidiary, GPM, had been classified through July 31, 2022 as a partnership for U.S. federal and state jurisdictions for income tax purposes.

In the third quarter of 2022, the Company, in order to streamline business operations and provide long term synergies and other cost savings, approved an internal entity realignment and streamlining of certain direct and indirect subsidiaries. The internal realignment involved a series of steps, the majority of which were completed by the end of the third quarter of 2022. As part of the internal restructuring plan, the tax status of certain subsidiaries changed from nontaxable to taxable. Accordingly, the recognition and derecognition of certain deferred taxes was reflected in the continuing operations as of the date on which the change in tax status occurred. The Company recorded a one-time non-cash tax expense in the amount of approximately $8.9 million for the year ended December 31, 2022 in connection with the internal entity realignment. The recording of this deferred tax expense aligned the Company’s deferred tax assets and liabilities to reflect the temporary differences between the financial statement and tax basis of the Company’s assets and liabilities at the time of the change in status. As a result of the internal entity realignment, effective July 31, 2022, Arko Convenience Stores, LLC, a wholly owned subsidiary of the Company, became the 100% owner of GPM, which was then classified as a disregarded entity for U.S. federal tax purposes.

The Company has income tax net operating losses (“NOL”) and tax credit carryforwards related to both domestic and international operations. As of December 31, 2023, the Company has recorded a deferred tax asset of $4.6 million reflecting the benefit of $31.0 million in loss carryforwards and $2.9 million in tax credits. The deferred tax assets expire as follows:

	Amount	Expiration Date
	(in thousands)
Domestic state NOL	$12,493	2032 - Indefinite
Foreign NOL	13,000	Indefinite life
Foreign capital loss	5,503	Indefinite life
Foreign tax credits	2,910	2023 - 2027

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

The Company recorded a valuation allowance related to U.S. jurisdictions in the amount of $0.4 million as of both December 31, 2023 and 2022 to recognize that a portion of the deferred tax asset will not be realized based on the more likely than not standard. The Company has recorded a 100% valuation allowance against its foreign subsidiaries’ deferred tax assets in the amount of $8.1 million to recognize that the deferred tax asset will not be realized based on the more likely than not standard. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the respective three-year period in this jurisdiction. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. As of both December 31, 2023 and 2022, the Company and its subsidiaries have recorded $0.3 million for unrecognized tax benefits related to state exposures. A reconciliation of the beginning and ending balances of uncertain tax positions included in other current liabilities on the consolidated balance sheets was as follows:

	2023	2022
	(in thousands)
Beginning balance as of January 1,	$261	$600
Additions for tax positions taken in prior years	—	—
Reductions of tax positions taken in prior years	—	—
Reductions for settlements on tax positions of prior years	—	(339)
Ending balance as of December 31,	$261	$261

Each of the Company’s subsidiaries is subject to examination in their respective filing jurisdiction. For the Company’s U.S. subsidiaries, tax years ending after December 31, 2019 remain open. The Company’s foreign subsidiaries’ tax returns up to and including tax year 2018 are considered closed due to the statute of limitations.

Earnings before income taxes were as follows:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Domestic (U.S.)	$46,038	$106,365	$73,338
Foreign (Israel)	694	1,170	(2,277)
Total	$46,732	$107,535	$71,061

The components of the income tax provision were as follows:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Current:
Domestic federal	$10,501	$6,907	$1,535
Domestic state and local	6,345	6,350	5,251
Total current	16,846	13,257	6,786
Deferred:
Domestic federal	(3,316)	19,830	7,550
Domestic state and local	(1,364)	2,470	(2,702)
Total deferred	(4,680)	22,300	4,848
Total income tax expense	$12,166	$35,557	$11,634

The reconciliation of significant differences between income tax expense applying the US statutory rate and the actual income tax expense at the effective rate were as follows:

	For the Year Ended December 31,
	2023		2022		2021
	(in thousands)
Income tax expense at the statutory rate	$9,814	21.0%	$22,582	21.0%	$14,923	21.0%
Increases (decreases):
Internal entity realignment, change in entity status (*)	—	0.0%	8,880	8.3%	—	0.0%
Non-controlling interest in partnership	(49)	(0.1)%	(58)	(0.1)%	(48)	(0.1)%
State income taxes, net of federal income tax benefit	3,822	8.2%	6,470	6.0%	3,444	4.8%
International rate differential	14	0.0%	23	0.0%	(425)	(0.6)%
Non-deductible expenses	(329)	(0.7)%	1,392	1.3%	1,941	2.7%
Valuation allowance	(2,620)	(5.6)%	(2,222)	(2.1)%	(3,892)	(5.5)%
Credits	(1,296)	(2.8)%	(1,319)	(1.2)%	(1,880)	(2.6)%
Expired attributes	2,540	5.4%	—	0.0%	—	0.0%
Other rate differentials	270	0.6%	(191)	(0.1)%	(2,429)	(3.4)%
Total	$12,166	26.0%	$35,557	33.1%	$11,634	16.3%

(*) refer to details above.

Significant components of deferred income tax assets and liabilities consisted of the following:

	As of December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Asset retirement obligation	$21,320	$16,290
Inventory	289	376
Lease obligations	420,100	375,299
Financial liabilities	43,991	24,607
Accrued expenses	4,570	4,054
Deferred income	10,712	9,868
Fuel supply agreements	79,151	61,816
Environmental liabilities	1,406	1,780
Transaction costs	2,052	2,224
Investment in partnership	17,698	13,754
Share-based compensation	3,954	3,936
Net operating loss carryforwards	4,626	5,291
Credits	2,910	5,136
Other	2,619	2,302
Total deferred tax assets	615,398	526,733
Valuation allowance	(8,523)	(11,142)
Total deferred tax assets, net	606,875	515,591
Deferred tax liabilities:
Property and equipment	(134,958)	(123,931)
Intangible assets	(28,247)	(19,810)
Right-of-use assets	(386,691)	(345,902)
Prepaid expenses	(4,602)	(3,208)
Other	(84)	(12)
Total deferred tax liabilities	(554,582)	(492,863)
Net deferred tax asset	$52,293	$22,728

17. Equity and Temporary Equity

Dividends

The Company’s board of directors (the “Board”) declared, and the Company paid, dividends of $0.12 per share of common stock in 2023, totaling $14.3 million, and dividends of $0.09 per share in 2022, totaling $10.9 million. The amount and timing of dividends payable on the common stock are within the sole discretion of the Board, which will evaluate dividend payments within the context of the Company’s overall capital allocation strategy on an ongoing basis, giving consideration to its current and forecasted earnings, financial condition, cash requirements and other factors. As a result of the aggregate amount of dividends paid on the common stock through December 31, 2023, the conversion price of the Company’s Series A convertible preferred stock has been adjusted from $12.00 to $11.79 per share, as were the threshold share prices in the Deferred Shares agreement (as discussed below). The Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on March 21, 2024 to stockholders of record as of March 11, 2024.

Share Repurchase Plan

In February 2022, the Board authorized a share repurchase program for up to an aggregate of $50 million of outstanding shares of common stock and in May 2023, the Board increased the size of the share repurchase program to $100.0 million. The share repurchase program does not have an expiration date. In the year ended December 31, 2023, the Company repurchased approximately 4.2 million shares of common stock under the repurchase program for approximately $32.0 million, or an average share price of $7.54. In the year ended December 31, 2022, the Company repurchased approximately 4.5 million shares of common stock under the repurchase program for approximately $39.0 million, or an average share price of $8.60.

Series A Redeemable Preferred Stock

On November 18, 2020, the Company entered into a subscription agreement with certain investors (the “Subscription Agreement”) for the purchase by such investors of 700,000 shares of the Company’s Series A convertible preferred stock, par value

$0.0001 per share (the “Series A Stock”) and up to an aggregate of additional 300,000 shares of the Company’s Series A Stock if, and to the extent the Company exercises its right to sell such additional shares (which the Company exercised on December 14, 2020), so that on December 22, 2020, 1,000,000 shares of Series A Stock were issued. The shares of the Series A Stock were issued at a price per share of $100.

The key terms of the Series A Stock are as follows:

•
Conversion: Each share of Series A Stock is convertible into shares of the Company at the holder’s option at any time after the date of issuance of such share for a conversion price equal to $12.00 per share of Series A Stock, adjusted for customary recapitalization events including common stock dividends (the “Conversion Rate”), which Conversion Rate was $11.79 as of December 31, 2023. Holders are entitled to up to a total of 1.2 million additional shares of the Company’s common stock (the “Bonus Shares”) upon any optional conversion of Series A Stock by the holder for which notice of conversion is provided after June 1, 2027, but prior to August 31, 2027. The specific number of Bonus Shares will be determined according to the Company’s volume weighted average price (the “VWAP”) for the 30 trading days prior to June 1, 2027, adjusted for customary recapitalization events. Each share of Series A Stock will automatically convert into fully paid and nonassessable shares of the Company’s common stock at the then-applicable Conversion Rate, if, at any time during target periods as set forth in the amended and restated Certificate of Incorporation of the Company (the “Charter”), the VWAP of the Company’s common stock equals or exceeds the applicable target price as agreed in the Charter for that period (ranging between $15.50 to $17.50 per share for the period until March 31, 2025 and $18 thereafter, adjusted for any customary recapitalization events), provided that the average daily trading volume for the Company’s common stock at the agreed VWAP period is at least $7.5 million.
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
•
Protective Rights: As long as the Series A Stock is outstanding, the Company will not be permitted without the consent of the holders of a majority of the then outstanding shares of such Series A Stock to: (i) incur indebtedness if the incurrence of such indebtedness results in the leverage ratio (as defined in the agreement) being greater than 7:00:1:00, (ii) change or amend or waive the Charter or the Company’s by laws if that will result in the rights, preference or privileges with respect to the Series A Stock being changed or diminish in a material way, and (iii) issuance or undertaking to issue any new class of equity rights that are entitled to dividends or payments upon liquidation senior to or pari passu with the Series A Stock.
•
Transfer Restrictions: Commencing from December 22, 2023, shares of Series A Stock may be transferred without the prior written consent of the Company.
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

Classification of Convertible Preferred Stock – The Series A Stock is considered contingently redeemable based on events that are not solely within the Company’s control. Accordingly, the Series A Stock is presented outside of permanent equity in the temporary equity section of the consolidated balance sheets. As of December 31, 2023 and 2022, the Series A Stock was accreted to its full redemption value.

Deferred Shares

Two million common shares will be issued to the founders of Haymaker subject to the share price of the Company’s common shares reaching $13.00 or higher within five years from December 22, 2020; an additional 2.0 million common shares will be issued subject to the share price of the Company’s common shares reaching $15.00 or higher within seven years from December 22, 2020 and additional up to 200 thousand common shares of the Company (the “Additional Deferred Shares”) will be issued subject to the number of Bonus Shares as defined above issued to the holders of Series A Stock not being higher than an amount determined.

Ares Warrants

On December 22, 2020, certain entities affiliated with Ares exchanged their warrants to acquire membership interests in GPM for warrants (the “Ares Warrants”) to purchase 1.1 million shares of the Company’s common stock (the “Ares Warrant Shares”). Each Ares Warrant may be exercised to purchase one share of common stock at an exercise price of $10.00 per share, subject to adjustment as described below (the “Ares Warrants Price”). Each Ares Warrant may be exercised until December 22, 2025.

The Ares Warrants Price and the number of Ares Warrant Shares for which each Ares Warrant remains exercisable will each be proportionally adjusted on an equitable basis in the event of a stock split, reverse stock split or similar recapitalization event.

An Ares Warrant and all rights thereunder may not be transferred by the holder thereof, in whole or in part, without the written consent of the Company, which written consent may be withheld or given in the Company’s sole discretion; provided, however, no such written consent of the Company shall be required with respect to a transfer of such warrant by such holder to an affiliate thereof.

18. Share-Based Compensation

The Compensation Committee of the Board has approved the grant of non-qualified stock options, restricted stock units (“RSUs”), and shares to certain employees, non-employees and members of the Board under the ARKO Corp. 2020 Incentive Compensation Plan (the “Plan”). The total number of shares of common stock authorized for issuance under the Plan is 12.4 million. As of December 31, 2023, 4.9 million shares of common stock were available for future grants. Stock options granted under the Plan expire no later than ten years from the date of grant and the exercise price may not be less than the fair market value of the shares on the date of grant. Vesting periods are assigned to stock options and restricted share units on a grant-by-grant basis at the discretion of the Board. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

Additionally, a non-employee director may receive RSUs in lieu of up to 100% of his or her cash fees, which are vested immediately and which RSUs will be settled in common stock upon the director’s departure from the Board or an earlier change in control of the Company.

Stock Options

The following table summarizes share activity related to stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands)				(in thousands)
Options Outstanding, January 1, 2022	126	$10.00
Granted	771	9.11	2.70
Options Outstanding, December 31, 2022	897	$9.24		9.0	$77
Granted	409	8.58	3.27
Options Outstanding, December 31, 2023	1,306	$9.03		8.4	$—

Exercisable at December 31, 2023	436	$9.48		7.9	$—
Vested and expected to vest at December 31, 2023	1,306	$9.03		8.4	$—

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s common stock on December 31.

In the year ended December 31, 2023, 394 thousand stock options vested.

As of December 31, 2023, total unrecognized compensation cost related to unvested stock options was approximately $1.5 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes option pricing model. The following table summarizes the assumptions utilized in the valuation of the stock option awards granted for the periods noted.

	For the Year Ended December 31,
	2023	2022
Expected dividend rate	1.4%	0.9%
Expected stock price volatility	28.8%	28.3%
Risk-free interest rate	4.0%	1.7%
Expected term of options (years)	10.0	10.0

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

Restricted Stock Units

The following table summarizes share activity related to RSUs:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested RSUs, January 1, 2022	1,606	$9.60
Granted	1,923	8.41
Released	(395)	9.38
Forfeited	(19)	8.49
Nonvested RSUs, December 31, 2022	3,115	$8.90
Granted	1,788	8.38
Released	(647)	8.93
Forfeited	(37)	9.22
Performance-based share adjustment	(350)	9.17
Nonvested RSUs, December 31, 2023	3,869	$8.65

In the years ended December 31, 2023 and 2022, 141,764 and 108,600 RSUs were issued to non-employee directors. These awards are included in the table above under restricted stock units as both granted and released units. There were 303,850 and 198,170 RSUs issued to non-employee directors outstanding as of December 31, 2023 and 2022, respectively.

The fair value of RSUs released during 2023 and 2022 was $5.5 million and $3.5 million, respectively.

In the years ended December 31, 2023, 2022 and 2021, the Company granted a target of 1,151,084, 1,120,354 and 644,867 performance-based RSUs (“PSUs”), respectively. The PSUs were awarded to certain members of senior management and cliff vest, generally at the end of a three-year period, subject to the achievement of specific performance criteria measured over such period. The number of PSUs which will ultimately vest is contingent upon the recipient continuing to be in the continuous service of the Company and related entities through the last day of the performance period and that the Compensation Committee of the Board determines the performance criteria has been met and certifies the extent to which they have been met. The Company assesses the probability of achieving the performance criteria on a quarterly basis. As of December 31, 2023, the number of PSUs was adjusted for the probability of achieving the performance criteria, resulting in a net reduction of share-based compensation cost of approximately $2.8 million being recorded in 2023. No adjustment was made in 2022. As of December 31, 2021, the number of PSUs was adjusted for the probability of achieving the performance criteria, resulting in additional expense of $1.0 million being recorded in 2021 based on the grant date fair value. For PSUs with market conditions, the Company recognizes the fair value expense ratably over the performance and vesting period.

As of December 31, 2023, total unrecognized compensation cost related to RSUs and PSUs was approximately $13.9 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

Stock Grants

In the year ended December 31, 2022, the Company granted 13,332 shares of immediately vested common stock to certain members of senior management, with a weighted average grant date fair value of $7.58 per share, or $0.1 million.

Share-Based Compensation Cost

Total share-based compensation cost recorded for employees, non-employees and members of the Board for the years ended December 31, 2023, 2022 and 2021 was $15.0 million, $12.2 million and $5.8 million, respectively, and included in general and administrative expenses on the consolidated statements of operations.

19. Related Party Transactions

Balances outstanding with related parties were as follows:

	As of December 31,
	2023	2022
	(in thousands)
Current assets:
Due from equity investment	$108	$111
Loan to equity investment	617	674
Due from related parties	210	366

20. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net income available to common stockholders	$28,619	$65,997	$53,463
Change in fair value of Ares Put Option	—	(329)	(927)
Net income available to common stockholders after assumed conversions	$28,619	$65,668	$52,536

Weighted average common shares outstanding — Basic	118,782	121,476	124,412
Effect of dilutive securities:
Restricted share units	823	822	259
Ares Put Option	—	926	766
Weighted average common shares outstanding — Diluted	119,605	123,224	125,437
Net income per share available to common stockholders — Basic	$0.24	$0.54	$0.43

Net income per share available to common stockholders — Diluted	$0.24	$0.53	$0.42

The following potential shares of common stock have been excluded from the computation of diluted earnings per share because their effect would be antidilutive:

	As of December 31,
	2023	2022	2021
	(in thousands)
Ares Warrants	1,100	1,100	1,100
Public and private warrants	17,333	17,333	17,333
Series A redeemable preferred stock	8,482	8,396	8,333
Stock options	1,306	897	126

21. Financial Derivative Instruments

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

As of December 31, 2023 and 2022, the Company had fuel futures contracts in place to hedge approximately 1.2 million gallons and 2.5 million gallons, respectively, of diesel fuel for which the Company had a firm commitment to purchase. As of December 31, 2023 and 2022, the Company had an asset derivative with a fair value of approximately $0.1 million and $0.5 million, respectively, recorded in other current assets and a firm commitment with a fair value of approximately $0.1 million and $0.5 million, respectively, recorded in other current liabilities on the consolidated balance sheet.

As of December 31, 2023 and 2022, there was $0 and approximately $0.5 million, respectively, of cash collateral provided to counterparties that was classified as restricted cash on the consolidated balance sheet. All cash flows associated with purchasing and selling fuel derivative instruments are classified as other operating activities, net cash flows in the consolidated statements of cash flows.
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

The fair value of cash and cash equivalents, restricted cash, short-term investments, trade receivables, accounts payable and other current liabilities approximated their carrying values as of December 31, 2023 and 2022 primarily due to the short-term maturity of these instruments. Based on market trades of the Senior Notes close to year-end (Level 1 fair value measurement), the fair value of the Senior Notes was estimated at approximately $391.8 million and $354.7 million as of December 31, 2023 and 2022, respectively, compared to a gross carrying value of $450 million. The fair value of the other long-term debt approximated their carrying values as of December 31, 2023 and 2022 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of fuel futures contracts was determined using NYMEX quoted values.

The Contingent Consideration from the Empire acquisition in 2020 is measured at fair value at the end of each reporting period and amounted to $3.4 million and $3.7 million as of December 31, 2023 and 2022, respectively. The fair value methodology for the Contingent Consideration liability is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. Approximately $(0.3) million, $0.3 million and $(0.5) million were recorded as a component of interest and other financial (expenses) income in the consolidated statements of operations for the change in the fair value of the contingent consideration for the years ended December 31, 2023, 2022 and 2021, respectively, and approximately $0.6 million, $2.2 million and $1.7 million of income were recorded as a component of other expenses, net in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, respectively.

The Public Warrants (as defined in Note 11), of which approximately 14.8 million were outstanding as of December 31, 2023, are measured at fair value at the end of each reporting period and amounted to $16.3 million and $25.9 million as of December 31, 2023 and 2022, respectively. The fair value methodology for the Public Warrants is categorized as Level 1. Approximately $(9.6) million, $(0.3) million and $5.5 million were recorded as a component of interest and other financial (income) expenses in the consolidated statements of operations for the change in the fair value of the Public Warrants for the years ended December 31, 2023, 2022 and 2021, respectively.

The Private Warrants (as defined in Note 11), of which approximately 2.5 million were outstanding as of December 31, 2023, are measured at fair value at the end of each reporting period and amounted to $2.5 million and $4.5 million as of December 31, 2023 and 2022, respectively. The fair value methodology for the Private Warrants is categorized as Level 2 because certain inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Private Warrants have been recorded at fair value based on a Black-Scholes option pricing model with the following material assumptions based on observable and unobservable inputs:

	As of December 31,
	2023	2022

Expected term (in years)	2.0	3.0
Volatility	39.2%	41.9%
Risk-free interest rate	4.2%	4.2%
Expected dividend yield	1.5%	1.4%
Strike price	$11.50	$11.50

For the change in the fair value of the Private Warrants, approximately $(2.0) million, $(0.1) million and $0.6 million were recorded as components of interest and other financial (income) expenses in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, respectively.

The Additional Deferred Shares (as defined in Note 17) are measured at fair value at the end of each reporting period and amounted to $1.3 million and $1.4 million as of December 31, 2023 and 2022, respectively. The fair value methodology for the Additional Deferred Shares is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Additional Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

	As of December 31,
	2023	2022

Expected term (in years)	3.4	4.4
Volatility	33.3%	42.0%
Risk-free interest rate	4.0%	4.1%
Stock price	$8.25	$8.66

For the change in the fair value of the Additional Deferred Shares, approximately $0.1 million was recorded as a component of interest and other financial income in the consolidated statements of operations for each of the years ended December 31, 2023, 2022 and 2021.

The Ares Put Option (as defined in Note 10), which terminated in 2023, was measured at fair value at the end of each reporting period and amounted to $8.6 million as of December 31, 2022. The fair value methodology for the Ares Put Option was categorized as Level 3 because inputs to the valuation methodology were unobservable and significant to the fair value adjustment. The Ares Put Option was recorded at its fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

As of December 31,
2022

Expected term (in years)	0.2
Volatility	25.9%
Risk-free interest rate	4.3%
Strike price	$12.845

Approximately $1.2 million, $(0.3) million and $(0.9) million were recorded as components of interest and other financial expenses (income) in the consolidated statements of operations for the change in the fair value of the Ares Put Option for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The retail segment includes the operation of a chain of retail stores, which includes convenience stores selling fuel products and other merchandise to retail customers. At its retail convenience stores, the Company owns the merchandise and fuel inventory and employs personnel to manage the store.

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

The GPMP segment includes GPMP and includes its sale and supply of fuel to substantially all of GPM’s sites that sell fuel in the retail and wholesale segments, at GPMP’s cost of fuel (including taxes and transportation) plus a fixed margin (currently 5.0 cents per gallon), and charges a fixed fee primarily to sites in the fleet fueling segment which are not supplied by GPMP (currently 5.0 cents per gallon sold). GPMP also supplies fuel to a limited number of dealers and bulk purchasers.

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

Inter-segment transactions primarily included the distribution of fuel by GPMP to substantially all of GPM’s sites that sell fuel (both in the retail and wholesale segments) and charges by GPMP to sites that sell fuel in the fleet fueling segment and certain

Company sites which are not supplied by GPMP. The effect of these inter-segment transactions was eliminated in the consolidated financial statements.

Year Ended December 31, 2023	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$3,858,777	$3,039,904	$530,937	$3,681	$31,073	$7,464,372
Merchandise revenue	1,838,001	—	—	—	—	1,838,001
Other revenues, net	74,406	25,775	7,818	939	1,420	110,358
Total revenues from external customers	5,771,184	3,065,679	538,755	4,620	32,493	9,412,731
Inter-segment	—	—	—	5,160,146	19,643	5,179,789
Total revenues from segments	5,771,184	3,065,679	538,755	5,164,766	52,136	14,592,520
Operating income	259,326	30,578	34,572	102,446	430	427,352
Interest and other financial expenses, net				(29,487)	—	(29,487)
Loss from equity investment					(39)	(39)
Net income from segments						$397,826

Year Ended December 31, 2022	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$3,887,549	$3,234,145	$270,670	$5,160	$3,566	$7,401,090
Merchandise revenue	1,647,642	—	—	—	—	1,647,642
Other revenues, net	67,280	23,451	2,178	1,024	134	94,067
Total revenues from external customers	5,602,471	3,257,596	272,848	6,184	3,700	9,142,799
Inter-segment	—	—	—	5,678,167	4,264	5,682,431
Total revenues from segments	5,602,471	3,257,596	272,848	5,684,351	7,964	14,825,230
Operating income	264,552	33,864	18,382	89,035	792	406,625
Interest and other financial expenses, net				(11,654)	—	(11,654)
Income tax benefit					177	177
Loss from equity investment					(74)	(74)
Net income from segments						$395,074

Year Ended December 31, 2021	Retail	Wholesale	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$3,048,893	$2,659,706	$5,734	$—	$5,714,333
Merchandise revenue	1,616,404	—	—	—	1,616,404
Other revenues, net	63,271	22,298	1,092	—	86,661
Total revenues from external customers	4,728,568	2,682,004	6,826	—	7,417,398
Inter-segment	—	—	4,384,227	1,264	4,385,491
Total revenues from segments	4,728,568	2,682,004	4,391,053	1,264	11,802,889
Operating income	240,233	21,998	91,619	1,264	355,114
Interest and other financial expenses, net			(14,363)	—	(14,363)
Income tax expense				(221)	(221)
Income from equity investment				186	186
Net income from segments					$340,716

A reconciliation of total revenues from segments to total revenues on the consolidated statements of operations was as follows:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Total revenues from segments	$14,592,520	$14,825,230	$11,802,889
Elimination of inter-segment revenues	(5,179,789)	(5,682,431)	(4,385,491)
Total revenues	$9,412,731	$9,142,799	$7,417,398

A reconciliation of net income from segments to net income on the consolidated statements of operations was as follows:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net income from segments	$397,826	$395,074	$340,716
Amounts not allocated to segments:
Store operating expenses	(13,647)	2,264	3,287
General and administrative expenses	(162,132)	(137,072)	(121,697)
Depreciation and amortization	(120,232)	(94,383)	(89,822)
Other expenses, net	(13,327)	(9,816)	(3,536)
Interest and other financial expenses, net	(41,756)	(48,355)	(58,108)
Income tax expense	(12,166)	(35,734)	(11,413)
Net income	$34,566	$71,978	$59,427

24. Store Operating Expenses

Store operating expenses consisted of the following:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Salaries and wages	$341,381	$287,185	$242,692
Rent	183,845	145,120	133,143
Credit card fees	109,258	101,434	83,757
Utilities, upkeep, and taxes	75,927	63,121	57,497
Repairs and maintenance	52,906	43,873	37,345
Insurance	26,361	19,308	20,537
Other store operating expenses	70,456	61,133	55,547
Total store operating expenses	$860,134	$721,174	$630,518

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed Balance Sheets

(in thousands)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$27,220	$93,721
Other current assets	11,983	16,168
Total current assets	39,203	109,889
Non-current assets:
Investment in subsidiaries	356,048	312,708
Loans to subsidiaries	450,000	450,000
Deferred tax asset	1,941	2,239
Total assets	$847,192	$874,836
Liabilities
Current liabilities:
Long-term debt, current portion	$671	$1,145
Other current liabilities	5,896	17,364
Total current liabilities	6,567	18,509
Non-current liabilities:
Long-term debt, net	444,432	443,648
Other non-current liabilities	20,092	31,845
Total liabilities	$471,091	$494,002

Series A redeemable preferred stock	100,000	100,000

Shareholders' equity	276,101	280,834
Total liabilities, redeemable preferred stock and shareholders' equity	$847,192	$874,836

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed Statements of Operations

(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Income:
Income from loans to subsidiaries and other investee	$23,063	$23,645	$6,016
	23,063	23,645	6,016
Expenses:
General and administrative	7,419	7,437	6,152
	7,419	7,437	6,152
Income (loss) before interest and financial income (expenses)	15,644	16,208	(136)
Interest and other financial income	14,314	1,577	1,005
Interest and other financial expenses	(25,106)	(23,641)	(10,855)
Income (loss) before income taxes	4,852	(5,856)	(9,986)
Income tax (expense) benefit	(249)	3,579	(2,771)
Equity income from subsidiaries	29,766	74,024	71,955
Net income	$34,369	$71,747	$59,198
Series A redeemable preferred stock dividends	(5,750)	(5,750)	(5,735)
Net income attributable to common shareholders	$28,619	$65,997	$53,463

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$34,369	$71,747	$59,198
Adjustments to reconcile net income to net cash used in operating activities:
Equity income from subsidiaries	(29,766)	(74,024)	(71,955)
Deferred income taxes	298	(164)	519
Amortization of deferred financing costs and debt discount	785	759	152
Foreign currency loss (gain) and interest related to intercompany balances	—	1,693	(4,656)
Share-based compensation	1,172	955	868
Fair value adjustment of financial liabilities	(10,520)	(887)	5,021
Other operating activities, net	(116)	—	—
Changes in assets and liabilities:
Decrease (increase) in other current assets	4,856	(11,542)	(1,586)
(Decrease) increase in other current liabilities	(2,910)	6,752	3,713
Net cash used in operating activities	$(1,832)	$(4,711)	$(8,726)
Cash flows from investing activities:
Loans to investees	$—	$—	$(450,000)
Repayments of loans to subsidiaries and other investees	—	40,000	—
Distribution from subsidiary	—	28,109	—
Net cash provided by (used in) investing activities	—	68,109	(450,000)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	—	—	442,737
Payment of merger transaction issuance costs	—	—	(4,773)
Common stock repurchased	(33,694)	(40,042)	—
Dividends paid on common stock	(14,272)	(10,893)	—
Dividends paid on redeemable preferred stock	(5,750)	(5,750)	(5,892)
Payment of Ares Put Option	(9,808)	—	—
Repayment of long-term debt	(1,145)	(1,500)	(2,017)
Net cash (used in) provided by financing activities	(64,669)	(58,185)	430,055
Net (decrease) increase in cash and cash equivalents and restricted cash	(66,501)	5,213	(28,671)
Cash and cash equivalents, beginning of year	93,721	88,508	117,179
Cash and cash equivalents, end of year	$27,220	$93,721	$88,508

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed Statements of Cash Flows (cont’d)

(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Supplementary cash flow information:
Cash received for interest	$25,623	$26,028	$1,404
Cash paid for interest	23,089	24,610	14
Cash paid for taxes	—	735	6,175
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	671	1,145	1,765
Issuance of shares	—	—	3,000

The accompanying notes are an integral part of the condensed financial statements.

ARKO Corp. (Parent Company Only)

Notes to Condensed Financial Statements

1. General

The condensed financial statements represent the financial information required by SEC Regulation S-X Rule 5-04 for ARKO Corp. (the “Company”), which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2023, the Company’s restricted net assets of its consolidated subsidiary, GPM Investments, LLC (“GPM”), were approximately $747.6 million and exceeded 25% of the Company’s total consolidated net assets. The primary restrictions as of December 31, 2023 were driven by GPM’s financing agreement with PNC which restrict the transfer of non-cash assets from GPM to the Company. This financing agreement also includes restrictions on distributions according to which, among other things, GPM’s ability to distribute is subject to certain conditions as defined in the underlying agreement. For more information about GPM’s financing agreement with PNC, refer to Note 12 to the consolidated financial statements.

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