Form 10-Q
period 2024-03-31
ARKO Corp.
filed 2024-05-07
CIK 1823794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024.

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

As of May 6, 2024, the registrant had 115,743,761 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q, and described from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update forward-looking statements, except to the extent required by applicable law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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
•
we depend on several principal suppliers for our fuel purchases and one principal supplier for merchandise;
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

Item 1. Financial Statements

ARKO Corp.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$184,480	$218,120
Restricted cash	21,234	23,301
Short-term investments	4,588	3,892
Trade receivables, net	158,712	134,735
Inventory	250,405	250,593
Other current assets	116,144	118,472
Total current assets	735,563	749,113
Non-current assets:
Property and equipment, net	743,394	742,610
Right-of-use assets under operating leases	1,365,200	1,384,693
Right-of-use assets under financing leases, net	160,357	162,668
Goodwill	292,173	292,173
Intangible assets, net	207,416	214,552
Equity investment	2,907	2,885
Deferred tax asset	62,368	52,293
Other non-current assets	51,505	49,377
Total assets	$3,620,883	$3,650,364
Liabilities
Current liabilities:
Long-term debt, current portion	$17,297	$16,792
Accounts payable	233,960	213,657
Other current liabilities	150,569	179,536
Operating leases, current portion	68,403	67,053
Financing leases, current portion	9,392	9,186
Total current liabilities	479,621	486,224
Non-current liabilities:
Long-term debt, net	867,661	828,647
Asset retirement obligation	85,063	84,710
Operating leases	1,378,302	1,395,032
Financing leases	212,174	213,032
Other non-current liabilities	236,822	266,602
Total liabilities	3,259,643	3,274,247
Commitments and contingencies - see Note 13
Series A redeemable preferred stock (no par value) - authorized: 1,000,000 shares; issued and outstanding: 1,000,000 and 1,000,000 shares, respectively; redemption value: $100,000 and $100,000, in the aggregate, respectively	100,000	100,000
Shareholders' equity:
Common stock (par value $0.0001) - authorized: 400,000,000 shares; issued: 130,114,413 and 125,268,525 shares, respectively; outstanding: 115,743,761 and 116,171,208 shares, respectively	12	12
Treasury stock, at cost - 14,370,652 and 9,097,317 shares, respectively	(106,055)	(74,134)
Additional paid-in capital	267,671	245,007
Accumulated other comprehensive income	9,119	9,119
Retained earnings	90,493	96,097
Total shareholders' equity	261,240	276,101
Non-controlling interest	—	16
Total equity	261,240	276,117
Total liabilities, redeemable preferred stock and equity	$3,620,883	$3,650,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Fuel revenue	$1,631,332	$1,661,664
Merchandise revenue	414,655	400,408
Other revenues, net	26,467	26,424
Total revenues	2,072,454	2,088,496
Operating expenses:
Fuel costs	1,502,302	1,537,882
Merchandise costs	279,737	277,443
Site operating expenses	218,931	192,683
General and administrative expenses	42,158	40,416
Depreciation and amortization	31,716	28,399
Total operating expenses	2,074,844	2,076,823
Other expenses, net	2,476	2,720
Operating (loss) income	(4,866)	8,953
Interest and other financial income	22,014	7,210
Interest and other financial expenses	(24,471)	(20,812)
Loss before income taxes	(7,323)	(4,649)
Income tax benefit	6,707	2,158
Income (loss) from equity investment	22	(36)
Net loss	$(594)	$(2,527)
Less: Net income attributable to non-controlling interests	—	53
Net loss attributable to ARKO Corp.	$(594)	$(2,580)
Series A redeemable preferred stock dividends	(1,414)	(1,418)
Net loss attributable to common shareholders	$(2,008)	$(3,998)
Net loss per share attributable to common shareholders – basic and diluted	$(0.02)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	117,275	120,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Changes in Equity

(Unaudited, in thousands, except share data)

	Common Stock		Treasury	Additional	Accumulated Other	Retained	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	Earnings	Shareholders' Equity	Controlling Interests	Total Equity
Balance at January 1, 2023	120,074,542	$12	$(40,042)	$229,995	$9,119	$81,750	$280,834	$56	$280,890
Share-based compensation	—	—	—	4,069	—	—	4,069	—	4,069
Transactions with non-controlling interests	—	—	—	94	—	—	94	(94)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(60)	(60)
Dividends on redeemable preferred stock	—	—	—	—	—	(1,418)	(1,418)	—	(1,418)
Dividends declared (3 cents per share)	—	—	—	—	—	(3,609)	(3,609)	—	(3,609)
Common stock repurchased	(274,479)	—	(2,310)	—	—	—	(2,310)	—	(2,310)
Vesting of restricted share units	504,945	—	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	—	(2,580)	(2,580)	53	(2,527)
Balance at March 31, 2023	120,305,008	$12	$(42,352)	$234,158	$9,119	$74,143	$275,080	$(45)	$275,035

Balance at January 1, 2024	116,171,208	$12	$(74,134)	$245,007	$9,119	$96,097	$276,101	$16	$276,117
Share-based compensation	—	—	—	3,329	—	—	3,329	—	3,329
Transactions with non-controlling interests	—	—	—	(2,984)	—	—	(2,984)	(16)	(3,000)
Dividends on redeemable preferred stock	—	—	—	—	—	(1,414)	(1,414)	—	(1,414)
Dividends declared (3 cents per share)	—	—	—	—	—	(3,596)	(3,596)	—	(3,596)
Common stock repurchased	(5,273,335)	—	(31,921)	—	—	—	(31,921)	—	(31,921)
Vesting and settlement of restricted share units	1,427,973	—	—	—	—	—	—	—	—
Issuance of shares	3,417,915	—	—	22,319	—	—	22,319	—	22,319
Net loss	—	—	—	—	—	(594)	(594)	—	(594)
Balance at March 31, 2024	115,743,761	$12	$(106,055)	$267,671	$9,119	$90,493	$261,240	$—	$261,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(594)	$(2,527)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,716	28,399
Deferred income taxes	(10,075)	(10,230)
Loss on disposal of assets and impairment charges	2,664	287
Foreign currency loss	27	34
Gain from issuance of shares as payment of deferred consideration related to business acquisition (see Note 4)	(2,681)	—
Gain from settlement related to business acquisition (see Note 4)	(6,356)	—
Amortization of deferred financing costs and debt discount	664	592
Amortization of deferred income	(1,946)	(1,860)
Accretion of asset retirement obligation	616	491
Non-cash rent	3,484	2,798
Charges to allowance for credit losses	327	283
(Income) loss from equity investment	(22)	36
Share-based compensation	3,329	4,069
Fair value adjustment of financial assets and liabilities	(10,772)	(4,228)
Other operating activities, net	624	329
Changes in assets and liabilities:
Increase in trade receivables	(24,304)	(11,182)
Decrease (increase) in inventory	188	(2,845)
Decrease in other assets	5,095	3,545
Increase in accounts payable	21,347	5,940
Decrease in other current liabilities	(4,152)	(127)
(Decrease) increase in asset retirement obligation	(55)	67
Increase in non-current liabilities	3,631	2,012
Net cash provided by operating activities	$12,755	$15,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from investing activities:
Purchase of property and equipment	$(29,228)	$(23,380)
Proceeds from sale of property and equipment	2,039	208,436
Business acquisitions, net of cash	—	(338,342)
Prepayment for acquisition	(1,000)	—
Loans to equity investment, net	14	—
Net cash used in investing activities	(28,175)	(153,286)
Cash flows from financing activities:
Receipt of long-term debt, net	41,588	55,000
Repayment of debt	(6,635)	(5,592)
Principal payments on financing leases	(1,135)	(1,418)
Early settlement of deferred consideration related to business acquisition	(17,155)	—
Proceeds from sale-leaseback	—	51,604
Common stock repurchased	(31,921)	(2,310)
Dividends paid on common stock	(3,596)	(3,609)
Dividends paid on redeemable preferred stock	(1,414)	(1,418)
Net cash (used in) provided by financing activities	(20,268)	92,257
Net decrease in cash and cash equivalents and restricted cash	(35,688)	(45,146)
Effect of exchange rate on cash and cash equivalents and restricted cash	(19)	(21)
Cash and cash equivalents and restricted cash, beginning of period	241,421	316,769
Cash and cash equivalents and restricted cash, end of period	$205,714	$271,602
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of period	$218,120	$298,529
Restricted cash, beginning of period	23,301	18,240
Cash and cash equivalents and restricted cash, beginning of period	$241,421	$316,769
Cash and cash equivalents, end of period	$184,480	$255,852
Restricted cash, end of period	21,234	15,750
Cash and cash equivalents and restricted cash, end of period	$205,714	$271,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2024	2023
Supplementary cash flow information:
Cash received for interest	$1,650	$2,197
Cash paid for interest	16,724	12,174
Cash received for taxes	268	212
Cash paid for taxes	648	125
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	$3,073	$6,224
Purchases of equipment in accounts payable and accrued expenses	11,775	11,577
Purchase of property and equipment under leases	10,586	826
Disposals of leases of property and equipment	9,100	2,476
Issuance of shares as payment of deferred consideration related to business acquisition	22,319	—
Deferred consideration related to business acquisition	—	45,845

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

The Company’s operations are primarily performed by its wholly owned subsidiary, GPM Investments, LLC, a Delaware limited liability company (“GPM”). Formed in 2002, GPM is primarily engaged directly and through fully owned and controlled subsidiaries in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations. GPM is also engaged in wholesale activity, which includes the supply of fuel to gas stations operated by third-parties and, in fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites. As of March 31, 2024, GPM’s activity included the operation of 1,540 retail convenience stores, the supply of fuel to 1,816 gas stations operated by dealers and the operation of 296 cardlock locations, in the District of Columbia and throughout more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

The Company has four reportable segments: retail, wholesale, fleet fueling, and GPMP. Refer to Note 12 below for further information with respect to the segments.

2. Summary of Significant Accounting Policies

Basis of Presentation

All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Interim Financial Statements

The accompanying condensed consolidated financial statements (“interim financial statements”) as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 are unaudited and have been prepared in accordance with GAAP for interim financial information and Regulation S-X set forth by the Securities and Exchange Commission (the “SEC”) for interim reporting. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying interim financial statements. However, they do not include all of the information and disclosures required by GAAP for complete financial statements. Therefore, the interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “annual financial statements”).

The same significant accounting policies, presentation and methods of computation have been followed in these interim financial statements as were applied in the preparation of the annual financial statements.

Accounting Periods

The Company’s fiscal periods end on the last day of the month, and its fiscal year ends on December 31. This results in the Company experiencing fluctuations in current assets and current liabilities due to purchasing and payment patterns which change based upon the day of the week. As a result, working capital can change from period to period not only due to changing business operations, but also due to a change in the day of the week on which a period ends. The Company earns a disproportionate amount of its annual operating income in the second and third quarters as a result of the climate and seasonal buying patterns of its customers. Inclement weather, especially in the Midwest and Northeast regions of the U.S. during the winter months, can negatively impact financial results.

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

Fuel revenue and fuel cost of revenue included fuel taxes of $272.2 million and $264.3 million for the three months ended March 31, 2024 and 2023, respectively.

Refer to Note 12 for disclosure of the revenue disaggregated by segment and product line, as well as a description of the reportable segment operations.

3. Limited Partnership

As of December 31, 2023, GPM, directly and through certain of its wholly owned subsidiaries, held approximately 99.8% of the limited partnership interests in the Company’s subsidiary, GPM Petroleum LP (“GPMP”) and all of the rights in the general partner of GPMP. A non-controlling interest had been recorded for the interests owned in GPMP by the seller in the Company’s 2019 acquisition of 64 sites from a third-party (the “Riiser Seller”) and was classified in the consolidated statements of changes in equity as “Non-controlling interests.”

At December 31, 2023, the Riiser Seller owed GPM approximately $3.375 million with respect to a post-closing adjustment, in addition to other amounts, including interest and expenses. The Riiser Seller satisfied $3.0 million of such adjustment by tendering all of its limited partnership units in GPMP to GPM in January 2024. As a result, as of March 31, 2024, GPM, directly and through certain of its wholly owned subsidiaries, held 100% of the limited partnership interests in GPMP.

4. Transit Energy Group, LLC Acquisition

On March 1, 2023, the Company completed the acquisition of certain assets from Transit Energy Group, LLC and certain of its affiliated entities (collectively, “TEG”) pursuant to a purchase agreement entered on September 9, 2022, as amended (the “TEG Purchase Agreement”), including (i) 135 convenience stores and gas stations, (ii) fuel supply rights to 181 dealer locations, (iii) a commercial, government, and industrial business, including certain bulk plants, and (iv) certain distribution and transportation assets, all in the southeastern United States (the “TEG Acquisition”). The purchase price for the TEG Acquisition was, as of closing, approximately $370 million, plus the value of inventory at the closing, of which $50 million was to be deferred and payable in two annual payments of $25 million (the “Installment Payments”), which the Company was entitled to elect to pay in either cash or, subject to the satisfaction of certain conditions, shares of common stock (the “Installment Shares”), on the first and second anniversaries of the closing. Pursuant to the TEG Purchase Agreement, at closing, ARKO and TEG entered into a registration rights agreement, pursuant to which ARKO agreed to prepare and file a registration statement with the SEC, registering the Installment Shares, if any, for resale by TEG.

Pursuant to the TEG Purchase Agreement, on March 1, 2024, the Company issued 3,417,915 Installment Shares to TEG in respect of the first installment payment (the “First Installment Shares”) at a price per share of $7.31, which was based on the 10-day volume weighted average price calculation contained in the TEG Purchase Agreement. As a result, the Company recorded a gain of approximately $2.7 million as a component of interest and other financial income in the condensed consolidated statement of operations for the three months ended March 31, 2024.

On March 26, 2024, the Company and TEG entered into a second amendment to the TEG Purchase Agreement (the “Purchase Agreement Amendment”), pursuant to which, in full satisfaction of all Installment Payments, (i) the Company repurchased the First Installment Shares from TEG for an aggregate purchase price of approximately $19.3 million in cash, or $5.66 per share, and (ii) the Company paid to TEG an additional amount in cash equal to approximately $17.2 million in satisfaction of the second Installment Payment, which would have otherwise been due on March 1, 2025. The $36.5 million was financed with the Capital One Line of Credit (refer to Note 5 below). The Purchase Agreement Amendment additionally terminated the registration rights agreement, terminated TEG’s indemnity obligations under the TEG Purchase Agreement and extended the transition services agreement entered into between the Company and TEG. As a result of this transaction, the Company recorded a net gain of approximately $6.4 million, out of which approximately $6.5 million was recorded as a component of interest and other financial income in the condensed consolidated statement of operations for the three months ended March 31, 2024.

5. Debt

The components of debt were as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Senior Notes	$444,634	$444,432
M&T debt	67,164	65,228
Capital One Line of Credit	368,889	332,027
Insurance premium notes	4,271	3,752
Total debt, net	$884,958	$845,439
Less current portion	(17,297)	(16,792)
Total long-term debt, net	$867,661	$828,647

Financing agreement with a syndicate of banks led by Capital One, National Association

GPMP has a revolving credit facility with a syndicate of banks led by Capital One, National Association with an aggregate principal amount of availability of $800 million (the “Capital One Line of Credit”). At GPMP's request, availability under the Capital One Line of Credit can be increased up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or from other banks, subject to certain other terms as detailed in the Capital One Line of Credit. On March 26, 2024, GPMP, Capital One and the guarantors and lenders party thereto entered into an amendment to the Capital One Line of Credit, which facilitated the borrowing and use of up to $36.5 million of the Capital One Line of Credit for the settlement of the Installment Payments as provided for in the TEG Purchase Agreement Amendment as defined in Note 4. The other material terms of the Capital One Line of Credit remain unchanged.

M&T Bank Credit Agreement

On January 31, 2024, GPM entered into an additional term loan under the credit agreement with M&T Bank for the purchase of real estate for $5.1 million, resulting in an aggregate original principal amount of real estate loans of $49.5 million as of March 31, 2024 (the “M&T Term Loans”). The Company has granted a mortgage in the real estate of 50 sites and certain fixtures at these and other sites as collateral to support the M&T Term Loans.

6. Leases

As of March 31, 2024, the Company leased 1,266 of the convenience stores that it operates, 207 dealer locations, 155 cardlock locations and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years each. Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges and fuel dispensers.

The components of lease cost recorded on the condensed consolidated statements of operations were as follows:

	For the Three Months Ended March 31,
	2024	2023
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$2,452	$2,853
Interest on lease liabilities	4,300	4,162
Operating lease costs included in site operating expenses	46,675	41,584
Operating lease costs included in general and administrative expenses	538	534
Lease cost related to variable lease payments, short-term leases and leases of low value assets	628	690
Right-of-use asset impairment charges and loss (gain) on disposals of leases	1,536	(540)
Total lease costs	$56,129	$49,283

7. Financial Derivative Instruments

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

As of March 31, 2024 and December 31, 2023, the Company had fuel futures contracts to hedge approximately 1.3 million gallons and 1.2 million gallons, respectively, of diesel fuel for which the Company had a firm commitment to purchase. As of March 31, 2024 and December 31, 2023, the Company had an asset derivative with a fair value of approximately $0.1 million and $0.1 million, respectively, recorded in other current assets and a firm commitment with a fair value of approximately $0.1 million and $0.1 million, respectively, recorded in other current liabilities on the condensed consolidated balance sheets.

As of March 31, 2024 and December 31, 2023, there was $3.0 thousand and $0, respectively, of cash collateral provided to counterparties that was classified as restricted cash on the condensed consolidated balance sheet. All cash flows associated with purchasing and selling fuel derivative instruments are classified as other operating activities, net in the condensed consolidated statements of cash flows.

8. Equity

The Company’s board of directors (the “Board”) declared, and the Company paid, dividends of $0.03 per share of common stock on March 21, 2024, totaling approximately $3.6 million. The amount and timing of dividends payable on the common stock are within the sole discretion of the Board, which will evaluate dividend payments within the context of the Company’s overall capital allocation strategy on an ongoing basis, giving consideration to its current and forecasted earnings, financial condition, cash requirements and other factors. As a result of the aggregate amount of dividends paid on the common stock through March 31, 2024, the conversion price of the Company’s Series A convertible preferred stock has been adjusted from $12.00 to $11.76 per share, as were the threshold share prices in the Deferred Shares agreement (as defined in Note 17 to the annual financial statements). The Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on May 31, 2024 to stockholders of record as of May 20, 2024.

In February 2022, the Board authorized a share repurchase program, which was later increased in May 2023, for up to an aggregate of $100.0 million of outstanding shares of common stock. In May 2024, the Board increased the size of the share repurchase program to $125.0 million. The share repurchase program does not have an expiration date. During the three months ended March 31, 2024, inclusive of the repurchase of the First Installment Shares from TEG, the Company repurchased approximately 4.8 million shares of common stock under the share repurchase program for approximately $28.3 million, or an average share price of $5.89. As of March 31, 2024, there was $0.7 million remaining under the share repurchase program.

9. Share-Based Compensation

The Compensation Committee of the Board has approved the grant of non-qualified stock options, restricted stock units (“RSUs”), and shares of common stock to certain employees, non-employees and members of the Board under the ARKO Corp. 2020 Incentive Compensation Plan (the “Plan”). Stock options granted under the Plan expire no later than ten years from the date of grant and the exercise price may not be less than the fair market value of the underlying shares on the date of grant. Vesting periods are assigned to stock options and RSUs on a grant-by-grant basis at the discretion of the Board. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

Additionally, a non-employee director may receive RSUs in lieu of up to 100% of his or her cash fees, which are vested immediately and which RSUs will be settled in common stock upon the director’s departure from the Board or an earlier change in control of the Company.

Stock Options

During the three months ended March 31, 2024, 447 thousand stock options vested. There was no other activity related to stock options during the three months ended March 31, 2024.

As of March 31, 2024, total unrecognized compensation cost related to unvested stock options was approximately $1.3 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

Restricted Stock Units

The following table summarizes share activity related to RSUs:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested RSUs, December 31, 2023	3,869	$8.65
Granted	2,621	6.48
Released	(1,426)	9.16
Forfeited	(79)	4.80
Nonvested RSUs, March 31, 2024	4,985	$7.42

During the three months ended March 31, 2024, 48,406 RSUs were issued to non-employee directors. These awards are included in the table above under both Granted and Released units. In addition to the Nonvested RSUs shown in the table above, there were 301,956 and 303,850 RSUs issued to non-employee directors outstanding as of March 31, 2024 and December 31, 2023, respectively.

The fair value of RSUs released during the three months ended March 31, 2024 was approximately $11.0 million.

During the three months ended March 31, 2024, the Company granted 1,505,244 performance-based RSUs (“PSUs”), which, subject to achieving certain performance criteria, could result in the issuance of up to 2,257,866 shares of common stock (i.e., 150% of the number of PSUs granted). The PSUs were awarded to certain members of senior management and cliff vest at the end of a three-year period, subject to the achievement of specific performance criteria measured over such period. The number of PSUs which will ultimately vest is contingent upon the recipient continuing to be in the continuous service of the Company and related entities through the last day of the performance period and that the Compensation Committee of the Board determines the performance criteria has been met and certifies the extent to which they have been met. The Company assesses the probability of achieving the performance criteria on a quarterly basis. In the first quarter of 2024, the Compensation Committee of the Board approved the performance criteria for the performance period ended December 31, 2023 such that the percentage of PSUs that vested with respect to the target amount for the 2021 PSU grants was 100%.

As of March 31, 2024, total unrecognized compensation cost related to RSUs and PSUs was approximately $27.4 million, which is expected to be recognized over a weighted average period of approximately 2.3 years.

Share-Based Compensation Cost

Total share-based compensation cost recorded for employees, non-employees and members of the Board for the three months ended March 31, 2024 and 2023 was $3.3 million and $4.1 million, respectively, and included in general and administrative expenses on the condensed consolidated statements of operations.

10. Earnings per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	For the Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss available to common stockholders	$(2,008)	$(3,998)
Weighted average common shares outstanding — Basic and Diluted	117,275	120,253
Net loss per share available to common stockholders — Basic and Diluted	$(0.02)	$(0.03)

The following potential shares of common stock have been excluded from the computation of diluted net loss per share because their effect would have been antidilutive:

	As of March 31,
	2024	2023
	(in thousands)
Stock options	1,306	1,306
Ares warrants	1,100	1,100
Public and Private warrants	17,333	17,333
Series A redeemable preferred stock	8,503	8,418
RSUs and PSUs	5,287	4,582
Ares Put Option	—	*

* See Note 10 to the annual financial statements.

11. Fair Value Measurements and Financial Instruments

The fair value of cash and cash equivalents, restricted cash, short-term investments, trade receivables, accounts payable and other current liabilities approximated their carrying values as of March 31, 2024 and December 31, 2023 primarily due to the short-term maturity of these instruments. On October 21, 2021, the Company completed a private offering of $450 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”). Based on market trades of the Senior Notes close to March 31, 2024 and December 31, 2023 (Level 1 fair value measurement), the fair value of the Senior Notes was estimated at approximately $373.9 million and $391.8 million, respectively, compared to a gross carrying value of $450 million at both March 31, 2024 and December 31, 2023. The fair values of the other long-term debt approximated their respective carrying values as of March 31, 2024 and December 31, 2023 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of fuel futures contracts was determined using NYMEX quoted values.

The contingent consideration from the acquisition of the business of Empire Petroleum Partners, LLC is measured at fair value at the end of each reporting period and amounted to $3.5 million and $3.4 million as of March 31, 2024 and December 31, 2023, respectively. The fair value methodology for the contingent consideration liability is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. Approximately $0.1 million was recorded as components of interest and other financial expenses in the condensed consolidated statements of operations for the change in the fair value of the contingent consideration for each of the three months ended March 31, 2024 and 2023, and approximately $0.02 million and $(0.7) million of expenses (income) were recorded as components of other expenses, net in the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively.

The public warrants to purchase the Company’s common stock (the “Public Warrants”), of which approximately 14.8 million were outstanding as of March 31, 2024, are measured at fair value at the end of each reporting period and amounted to $7.4 million and $16.3 million as of March 31, 2024 and December 31, 2023, respectively. The fair value methodology for the Public Warrants is categorized as Level 1. Approximately $9.0 million and $3.8 million were recorded as components of interest and other financial income in the condensed consolidated statements of operations for the change in the fair value of the Public Warrants for the three months ended March 31, 2024 and 2023, respectively.

The private warrants to purchase the Company’s common stock (the “Private Warrants”), of which approximately 2.5 million were outstanding as of March 31, 2024, are measured at fair value at the end of each reporting period and amounted to $0.9 million and $2.5 million as of March 31, 2024 and December 31, 2023, respectively. The fair value methodology for the Private Warrants is categorized as Level 2 because certain inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Private Warrants have been recorded at fair value based on a Black-Scholes option pricing model with the following material assumptions based on observable and unobservable inputs:

March 31, 2024
Expected term (in years)	1.7
Expected dividend rate	2.1%
Volatility	48.3%
Risk-free interest rate	4.7%
Strike price	$11.50

For the change in the fair value of the Private Warrants, approximately $1.5 million and $1.0 million were recorded as components of interest and other financial income in the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively.

The founders of Haymaker (as defined in Note 11 to the annual financial statements) will be entitled to up to 200 thousand shares of common stock to be issued subject to the number of incremental shares of common stock issued to the holders of the Series A redeemable preferred stock not being higher than certain thresholds (the “Additional Deferred Shares”). The Additional Deferred Shares are measured at fair value at the end of each reporting period and amounted to $0.9 million and $1.3 million as of March 31, 2024 and December 31, 2023, respectively. The fair value methodology for the Additional Deferred Shares is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Additional Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

March 31, 2024
Expected term (in years)	3.2
Volatility	34.6%
Risk-free interest rate	4.4%
Stock price	$5.70

For the change in the fair value of the Additional Deferred Shares, approximately $0.4 million and $0.1 million were recorded as components of interest and other financial income in the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively.

12. Segment Reporting

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

Inter-segment transactions primarily included the distribution of fuel by GPMP to substantially all of GPM’s sites that sell fuel (both in the retail and wholesale segments) and charges by GPMP primarily to sites that sell fuel in the fleet fueling segment which are not supplied by GPMP. The effect of these inter-segment transactions was eliminated in the condensed consolidated financial statements.

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended March 31, 2024	(in thousands)
Revenues
Fuel revenue	$824,428	$664,514	$132,193	$1,205	$8,992	$1,631,332
Merchandise revenue	414,655	—	—	—	—	414,655
Other revenues, net	16,679	6,858	2,385	207	338	26,467
Total revenues from external customers	1,255,762	671,372	134,578	1,412	9,330	2,072,454
Inter-segment	—	—	—	1,102,541	5,253	1,107,794
Total revenues from segments	1,255,762	671,372	134,578	1,103,953	14,583	3,180,248
Operating income (loss)	33,767	6,960	7,977	23,327	(2)	72,029
Interest and financial expenses, net				(6,528)	—	(6,528)
Income from equity investment					22	22
Net income from segments						$65,523

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended March 31, 2023	(in thousands)
Revenues
Fuel revenue	$843,473	$684,848	$127,494	$741	$5,108	$1,661,664
Merchandise revenue	400,408	—	—	—	—	400,408
Other revenues, net	18,555	6,491	951	170	257	26,424
Total revenues from external customers	1,262,436	691,339	128,445	911	5,365	2,088,496
Inter-segment	—	—	—	1,142,622	3,058	1,145,680
Total revenues from segments	1,262,436	691,339	128,445	1,143,533	8,423	3,234,176
Operating income	41,631	7,550	8,424	22,622	324	80,551
Interest and financial expenses, net				(5,250)	—	(5,250)
Loss from equity investment					(36)	(36)
Net income from segments						$75,265

A reconciliation of total revenues from reportable segments to total revenues on the condensed consolidated statements of operations was as follows:

	For the Three Months Ended March 31,
	2024	2023
	(in thousands)
Total revenues from segments	$3,180,248	$3,234,176
Elimination of inter-segment revenues	(1,107,794)	(1,145,680)
Total revenues	$2,072,454	$2,088,496

A reconciliation of net income from reportable segments to net income on the condensed consolidated statements of operations was as follows:

	For the Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income from segments	$65,523	$75,265
Amounts not allocated to segments:
Site operating expenses	(3,350)	(2,677)
General and administrative expenses	(41,197)	(39,644)
Depreciation and amortization	(29,872)	(26,557)
Other expenses, net	(2,476)	(2,720)
Interest and other financial income (expenses), net	4,071	(8,352)
Income tax benefit	6,707	2,158
Net loss	$(594)	$(2,527)

13. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is subject to certain federal and state environmental laws and regulations associated with sites at which it stores and sells fuel and other fuel products, as well as at owned and leased locations leased or subleased to dealers. As of March 31, 2024 and December 31, 2023, environmental obligations totaled $12.7 million and $13.4 million, respectively. These amounts were recorded as other current and non-current liabilities in the condensed consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or changes in federal and/or state environmental regulations.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle it to be reimbursed for environmental loss mitigation. Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $7.1 million and $7.5 million as of March 31, 2024 and December 31, 2023, respectively, and were recorded as other current and non-current assets in the condensed consolidated balance sheets.

Asset Retirement Obligation

As part of the fuel operations at its retail convenience stores, at most of the other owned and leased locations leased to dealers, certain other dealer locations and proprietary cardlock locations, there are aboveground and underground storage tanks for which the Company is responsible. The future cost to remove a storage tank is recognized over the estimated remaining useful life of the storage tank or the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a storage tank is installed. The estimated liability is based upon historical experience in removing storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The Company has recorded an asset retirement obligation of $85.7 million and $85.4 million at March 31, 2024 and December 31, 2023, respectively. The current portion of the asset retirement obligation is included in other current liabilities in the condensed consolidated balance sheets.

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

15. Subsequent Events

SpeedyQ Acquisition

On April 9, 2024, the Company acquired certain assets from a third-party, including 21 SpeedyQ Markets convenience stores and eight additional landbank sites located in Michigan, pursuant to a purchase agreement entered into on November 21, 2023 (the “Purchase Agreement”). The consideration at closing was approximately $52.7 million as adjusted in accordance with terms of the Purchase Agreement, plus the value of cash and inventory in the stores on the closing date, of which $6.0 million was financed with the Capital One Line of Credit and approximately $45.0 million was paid for fee simple ownership in 19 of the properties by an affiliate of Oak Street Real Estate Capital Net Lease Property Fund, LP (including its affiliates, “Oak Street”) under the standby real estate purchase, designation and lease program agreement (the “Program Agreement”) (as further described in Note 8 to the annual financial statements). At the closing, pursuant to the Program Agreement, the Company entered into a master lease with Oak Street for the sites Oak Street acquired under customary lease terms. The Company leases one site from the seller, for which the seller received a put right to require the Company to purchase the site and the Company received a call right to require the seller to sell the site, both for a purchase price of $7.0 million, subject to terms set forth in the Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read this discussion together with the unaudited Condensed Consolidated Financial Statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q together with our audited consolidated financial statements, related notes, and other information contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part I, Item 1A of the Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q and as described from time to time in our other filings with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

ARKO Corp. was incorporated under the laws of Delaware on August 26, 2020. Our shares of common stock, $0.0001 par value per share (“common stock”), and publicly-traded warrants are listed on the Nasdaq Stock Market (“Nasdaq”) and trade under the symbols “ARKO” and “ARKOW,” respectively. Our wholly owned subsidiary, GPM Investments, LLC, a Delaware limited liability company that was formed on June 12, 2002, which we refer to as GPM, is our primary operating entity.

Based in Richmond, VA, we are a leading independent convenience store operator and, as of March 31, 2024, we were the sixth largest convenience store chain in the United States (“U.S.”) ranked by store count, operating 1,540 retail convenience stores. As of March 31, 2024, we operated the stores under more than 25 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, Corner Mart, Dixie Mart, ExpressStop, E-Z Mart®, fas mart®, fastmarket®, Flash Market, Handy Mart, Jetz, Jiffi Stop®, Jiffy Stop, Li’l Cricket, Market Express, Next Door Store®, Pride, Roadrunner Markets, Rose Mart, Rstore, Scotchman®, shore stop®, Speedy’s, Town Star, Uncle’s, Village Pantry® and Young’s. As of March 31, 2024, we also supplied fuel to 1,816 dealers and operated 296 cardlock locations (unstaffed fueling locations). We are well diversified geographically and as of March 31, 2024, operated in the District of Columbia and more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern U.S.

Our primary business is the operation of convenience stores, and we generate a significant portion of our revenue from the retail sale of products and fuel at our stores. Consequently, our retail stores generate a large proportion of our profitability. We focus our marketing and merchandising initiatives at our retail stores on offering our customers an assortment of products with an attractive value proposition. Our retail offering includes a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. We have foodservice offerings at approximately 1,260 stores, which include hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. In the first quarter of 2024, we launched an extensive new pizza program that offers private label pizza, at an attractive value of $4.99 for enrolled loyalty members. We currently offer our private label pizza at approximately 1,085 stores as take-and-bake from the freezer, and as fresh and hot pizza either whole or by the slice at approximately 225 stores. We supplement our foodservice offering with approximately 130 quick service major national brand restaurants. Relevant and delicious food offerings are a key strategic priority for us, and we expect to maintain a high degree of focus on frozen grab-n-go and enhanced hot food capabilities. Additionally, we provide a number of traditional convenience store services, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate revenues from car washes at approximately 95 of our locations.

We had approximated 2.09 million enrolled members in our fas REWARDS® loyalty program at the end of the first quarter of 2024, representing an increase of 54.1% from the end of the first quarter of 2023. Our fas REWARDS® loyalty program is available in the majority of our stores and offers enrolled loyalty members in store exclusive promotional pricing, in-app member only HOT deals not available in stores, as well as the ability to earn points that can be redeemed for either fuel or merchandise savings. Other in-app features include order and delivery, age verified offers on tobacco and alcohol, and a store locator with current gas prices at GPM stores nearby to members.

We also generate revenue from our wholesale distribution of fuel and the sale of fuel at cardlock locations, and we earn commissions from the sales of fuel using proprietary fuel cards that provide customers access to a nationwide network of fueling sites. We believe these revenues provide stable, ratable cash flows that, together with free cash flow from our retail segment, can be deployed to pursue accretive acquisitions and investments in our retail stores. The wholesale segment adds significant fuel volumes to our robust retail fuel sales, which we believe enhances our purchasing power for our entire platform, including our retail segment, and improves our competitiveness as an acquirer of choice.

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

GPMP Segment

Our GPMP segment engages in the wholesale distribution of fuel to substantially all of our sites that sell fuel in the retail and wholesale segments, as well as to a limited number of third-party dealers and bulk purchasers. GPM Petroleum LP (“GPMP”) sells fuel at GPMP’s cost of fuel (including taxes and transportation) plus a fixed margin and charges a fixed fee primarily to sites in the fleet fueling segment which are not supplied by GPMP.

Trends Impacting Our Business

We achieved strong store growth over the last decade, driven primarily by a highly successful acquisition strategy, inclusive of 25 completed acquisitions from 2013 through March 31, 2024. Recently, on March 1, 2023, we acquired 135 convenience stores and gas stations, 181 dealer locations, a commercial, government, and industrial business, and certain distribution and transportation assets from Transit Energy Group, LLC (the “TEG Acquisition”). On June 6, 2023, we completed our acquisition of 24 Uncle’s convenience stores located across Western Texas, 68 proprietary GASCARD-branded cardlock sites and 43 private cardlock sites for fleet fueling operations located in Western Texas and Southeastern New Mexico from WTG Fuels Holdings, LLC (the “WTG Acquisition”). On August 15, 2023, we acquired seven Speedy’s convenience stores located in Arkansas and Oklahoma, which were previously locations operated by a dealer to which we supplied fuel (the “Speedy’s Acquisition” and, together with the TEG Acquisition and the WTG Acquisition, the “2023 Acquisitions”). Our strategic acquisitions have had, and may continue to have, a significant impact on our reported results and can make period to period comparisons of results difficult. We believe our significant size and scale aids our efforts to successfully deploy our organic growth strategies in our acquired assets, which we anticipate will result in value accretion.

The following table provides a history of our acquisitions, site conversions and site closings for the periods noted, for the retail, wholesale and fleet fueling segments:

	For the Three Months Ended March 31,
Retail Segment	2024	2023
Number of sites at beginning of period	1,543	1,404
Acquired sites	—	135
Newly opened or reopened sites	1	1
Company-controlled sites converted to consignment or fuel supply locations, net	—	(5)
Closed, relocated or divested sites	(4)	(4)
Number of sites at end of period	1,540	1,531

	For the Three Months Ended March 31,
Wholesale Segment [1]	2024	2023
Number of sites at beginning of period	1,825	1,674
Acquired sites	—	192
Newly opened or reopened sites [2]	9	7
Consignment or fuel supply locations converted from Company-controlled or fleet fueling sites, net	—	5
Closed, relocated or divested sites	(18)	(26)
Number of sites at end of period	1,816	1,852

1 Excludes bulk and spot purchasers.

2 Includes all signed fuel supply agreements irrespective of fuel distribution commencement date.

	For the Three Months Ended March 31,
Fleet Fueling Segment	2024	2023
Number of sites at beginning of period	298	183
Closed, relocated or divested sites	(2)	—
Number of sites at end of period	296	183

In recent years, the convenience store industry has focused on increasing and improving in-store foodservice offerings, including fresh foods, quick service restaurants and proprietary food offerings. We believe consumers may be more likely to patronize convenience stores that include new and improved food offerings, which may also lead to increased inside merchandise sales or fuel sales. Our current foodservice offering, which varies by store, primarily consists of hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We have historically relied upon a limited number of franchised quick service restaurants and in-store delis to drive customer traffic. As a result, we believe that our under-penetration of foodservice presents an opportunity to expand foodservice offerings and margin in response to changing consumer behavior. In the first quarter of 2024, we launched an extensive new pizza program, as described above under “Overview.”

Our results of operation are significantly impacted by the retail fuel margins we earn on gallons sold. These fuel margins can change rapidly because they are influenced by many factors including: the wholesale cost of fuel; interruptions in supply caused by severe weather; supply chain disruptions; refinery mechanical failures; and competition in the local markets in which we operate.

The cost of our main products, gasoline and diesel fuel, is greatly impacted by the wholesale cost of fuel in the United States. We attempt to pass on wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. Competitive conditions primarily affect the timing of any related increase or decrease in retail prices. As a result, we tend to experience lower fuel margins when the cost of fuel is increasing gradually over a longer period and higher fuel margins when the cost of fuel is declining or more volatile over a shorter period of time. Depending on future market and geopolitical conditions, the supply of fuel, including diesel fuel in particular, may become constrained. Accordingly, we maintain terminal storage of diesel fuel for short-term supply needs for our fleet fueling sites.

Additionally, the U.S. economy continues to endure price inflation and the effect of higher prevailing interest rates, which began in 2022 and which has increased merchandise costs and reduced consumer purchasing power. We have mitigated a portion of these higher costs with retail price increases. The persistence of, or increase in, inflation or high interest rates could negatively impact the demand for our products and services, including due to consumers reducing travel, which could reduce sales volumes. Additionally, because of current labor market conditions and the prevailing wage rates in the markets in which we operate, we have increased wages, which has increased our costs associated with recruiting and retaining qualified personnel.

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

We believe that we have a significant opportunity to increase our sales and profitability by continuing to execute on our organic and inorganic strategies, which principally seek to improve the performance of current stores through enhanced offerings to meet our customers’ needs, and growing our store base in existing and contiguous markets through acquisitions.

Seasonality

Our business is seasonal, and our operating income in the second and third quarters has historically been significantly greater than in the first and fourth quarters as a result of the generally favorable climate and seasonal buying patterns of our customers. Inclement weather, especially in the Midwest and Northeast regions of the U.S. during the winter months, can negatively impact our financial results.

Results of Operations for the three months ended March 31, 2024 and 2023

The period-to-period comparisons of our results of operations contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation have been prepared using our condensed consolidated interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with such condensed interim consolidated financial statements and related notes. All figures for fuel contribution and fuel margin per gallon exclude the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel (intercompany charges by GPMP).

Consolidated Results

The table below shows our consolidated results for the three months ended March 31, 2024 and 2023, together with certain key metrics.

	For the Three Months Ended March 31,
	2024	2023
Revenues:	(in thousands)
Fuel revenue	$1,631,332	$1,661,664
Merchandise revenue	414,655	400,408
Other revenues, net	26,467	26,424
Total revenues	2,072,454	2,088,496
Operating expenses:
Fuel costs	1,502,302	1,537,882
Merchandise costs	279,737	277,443
Site operating expenses	218,931	192,683
General and administrative expenses	42,158	40,416
Depreciation and amortization	31,716	28,399
Total operating expenses	2,074,844	2,076,823
Other expenses, net	2,476	2,720
Operating (loss) income	(4,866)	8,953
Interest and other financial expenses, net	(2,457)	(13,602)
Loss before income taxes	(7,323)	(4,649)
Income tax benefit	6,707	2,158
Income (loss) from equity investment	22	(36)
Net loss	$(594)	$(2,527)
Less: Net income attributable to non-controlling interests	—	53
Net loss attributable to ARKO Corp.	$(594)	$(2,580)
Series A redeemable preferred stock dividends	(1,414)	(1,418)
Net loss attributable to common shareholders	$(2,008)	$(3,998)
Fuel gallons sold	519,313	503,260
Fuel margin, cents per gallon [1]	24.8	24.6
Merchandise contribution [2]	$134,918	$122,965
Merchandise margin [3]	32.5%	30.7%
Adjusted EBITDA [4]	$36,649	$47,484

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

2 Calculated as merchandise revenue less merchandise costs.

3 Calculated as merchandise contribution divided by merchandise revenue.

4 Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income (loss).

Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023

For the three months ended March 31, 2024, fuel revenue decreased by $30.3 million, or 1.8%, compared to the first quarter of 2023. The decrease in fuel revenue was attributable primarily to a decrease in the average price of fuel compared to the first quarter of 2023 and fewer gallons sold at same stores in the first quarter of 2024 compared to the first quarter of 2023, which was partially offset by incremental gallons sold related to the 2023 Acquisitions.

For the three months ended March 31, 2024, merchandise revenue increased by $14.2 million, or 3.6%, compared to the first quarter of 2023, primarily due to the 2023 Acquisitions. Offsetting this increase was a decrease in same store merchandise revenues and a decrease in merchandise revenue from underperforming retail stores that we closed or converted to dealers.

For the three months ended March 31, 2024, other revenue was consistent with the first quarter of 2023, primarily due to additional revenue from the 2023 Acquisitions, which was offset by the regulatory state-wide elimination of Virginia skill gaming machines income.

For the three months ended March 31, 2024, total operating expenses decreased by $2.0 million compared to the first quarter of 2023. Fuel costs decreased $35.6 million, or 2.3%, compared to the first quarter of 2023 due to both fewer gallons sold and a lower average cost of fuel on a same store basis, which were partially offset by incremental gallons related to the 2023 Acquisitions. Merchandise costs increased $2.3 million, or 0.8%, compared to the first quarter of 2023, primarily due to increased costs related to the 2023 Acquisitions, partially offset by a decrease in same store merchandise sales and a decrease in merchandise costs from underperforming retail stores that we closed or converted to dealers. For the three months ended March 31, 2024, site operating expenses increased $26.2 million, or 13.6%, compared to the first quarter of 2023 due to incremental expenses as a result of the 2023 Acquisitions and an increase in expenses at same stores, including higher personnel costs offset by lower credit card fees.

For the three months ended March 31, 2024, general and administrative expenses increased $1.7 million, or 4.3%, compared to the first quarter of 2023, primarily due to incremental expenses associated with the 2023 Acquisitions, annual wage increases and consulting support for the development of our multi-year transformation plan, partially offset by a decrease of $0.7 million in share-based compensation expense and lower incentive accruals.

For the three months ended March 31, 2024, depreciation and amortization expenses increased $3.3 million, or 11.7%, compared to the first quarter of 2023 primarily due to assets acquired in the previous twelve-month period, largely in connection with the 2023 Acquisitions.

For the three months ended March 31, 2024, other expenses, net decreased by $0.2 million, compared to the first quarter of 2023 primarily due to lower acquisition costs which were partially offset by greater losses on disposal of assets and impairment charges in the first quarter of 2024.

For the three months ended March 31, 2024, there was an operating loss of $4.9 million compared to operating income of $9.0 million for the three months ended March 31, 2023. The decrease in operating income was primarily due to reduced fuel contribution at same stores, wholesale sites not part of the 2023 Acquisitions (the “comparable wholesale sites”) and fleet fueling sites not part of the 2023 Acquisitions, and an increase in site operating expenses at same stores, which was partially offset by incremental income from the 2023 Acquisitions and an increase in merchandise contribution at same stores.

For the three months ended March 31, 2024, interest and other financial expenses, net decreased by $11.1 million compared to the first quarter of 2023, primarily related to an increase of $6.0 million in income recorded in the first quarter of 2024 compared to the prior year period for fair value adjustments related to the Public Warrants, Private Warrants and Additional Deferred Shares (each as defined in Note 11 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q) and approximately $9.2 million recorded as financial income related to the issuance of the First Installment Shares as payment of deferred consideration and the settlement of deferred consideration related to the TEG Acquisition, which was partially offset by higher average outstanding debt balances, a higher average interest rate for the first quarter of 2024 and higher interest expenses related to financial liabilities.

For the three months ended March 31, 2024, income tax benefit was $6.7 million compared to income tax benefit of $2.2 million for the three months ended March 31, 2023.

For the three months ended March 31, 2024 and 2023, net loss attributable to the Company was $0.6 million and $2.6 million, respectively.

For the three months ended March 31, 2024, Adjusted EBITDA was $36.6 million compared to $47.5 million for the three months ended March 31, 2023. The decrease resulted primarily from approximately $6.0 million of lower fuel contribution and regulatory state-wide elimination of Virginia skill gaming machines income as well as higher general and administrative expenses and same store site operating expenses, partially offset by incremental Adjusted EBITDA from the 2023 Acquisitions and an increase in same store merchandise contribution. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net loss.

Segment Results

Retail Segment

The table below shows the results of the retail segment for the three months ended March 31, 2024 and 2023, together with certain key metrics for the segment.

	For the Three Months Ended March 31,
	2024	2023
Revenues:	(in thousands)
Fuel revenue	$824,428	$843,473
Merchandise revenue	414,655	400,408
Other revenues, net	16,679	18,555
Total revenues	1,255,762	1,262,436
Operating expenses:
Fuel costs	744,241	767,808
Merchandise costs	279,737	277,443
Site operating expenses	198,017	175,554
Total operating expenses	1,221,995	1,220,805
Operating income	$33,767	$41,631
Fuel gallons sold	255,464	248,906
Same store fuel gallons sold decrease (%) [1]	(6.7%)	(5.8%)
Fuel contribution [2]	$92,933	$88,096
Fuel margin, cents per gallon [3]	36.4	35.4
Same store fuel contribution [1,2]	$82,048	$84,832
Same store merchandise sales (decrease) increase (%) [1]	(4.1%)	3.8%
Same store merchandise sales excluding cigarettes (decrease) increase (%) [1]	(3.0%)	7.6%
Merchandise contribution [4]	$134,918	$122,965
Merchandise margin [5]	32.5%	30.7%

1 Same store is a common metric used in the convenience store industry. We consider a store a same store beginning in the first quarter in which the store had a full quarter of activity in the prior year. Refer to “Use of Non-GAAP Measures” below for discussion of this measure.

2 Calculated as fuel revenue less fuel costs; excludes the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel.

3 Calculated as fuel contribution divided by fuel gallons sold.

4 Calculated as merchandise revenue less merchandise costs.

5 Calculated as merchandise contribution divided by merchandise revenue.

The table below shows financial information and certain key metrics of recent acquisitions in the retail segment that do not have (or have only partial) comparable information for the prior period.

	For the Three Months Ended March 31, 2024
	TEG [1]	Uncle's (WTG) [2]	Speedy's [3]	Total
	(in thousands)
Date of Acquisition:	Mar 1, 2023	Jun 6, 2023	Aug 15, 2023
Revenues:
Fuel revenue	$80,249	$19,769	$4,268	$104,286
Merchandise revenue	34,127	9,147	2,265	45,539
Other revenues, net	1,293	228	52	1,573
Total revenues	115,669	29,144	6,585	151,398
Operating expenses:
Fuel costs	74,431	17,064	3,895	95,390
Merchandise costs	22,896	5,873	1,442	30,211
Site operating expenses	18,112	4,690	1,190	23,992
Total operating expenses	115,439	27,627	6,527	149,593
Operating income	$230	$1,517	$58	$1,805
Fuel gallons sold	25,616	5,821	1,416	32,853
Fuel contribution [4]	$7,099	$2,996	$444	$10,539
Merchandise contribution [5]	$11,231	$3,274	$823	$15,328
Merchandise margin [6]	32.9%	35.8%	36.3%

1 Includes only the retail stores acquired in the TEG Acquisition.

2 Includes only the retail stores acquired in the WTG Acquisition.

3 Acquisition of seven Speedy’s retail stores.

4 Calculated as fuel revenue less fuel costs; excludes the estimated fixed margin paid to GPMP for the cost of fuel.

5 Calculated as merchandise revenue less merchandise costs.

6 Calculated as merchandise contribution divided by merchandise revenue.

Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023

Retail Revenues

For the three months ended March 31, 2024, fuel revenue decreased by $19.0 million, or 2.3%, compared to the first quarter of 2023. The decrease in fuel revenue was attributable to a $0.16 per gallon decrease in the average retail price of fuel in the first quarter of 2024 compared to the first quarter of 2023, primarily due to market factors, as well as a decrease in gallons sold at same stores of approximately 6.7%, or 15.8 million gallons. Partially offsetting this decrease was an incremental 23.0 million gallons sold, or $72.2 million in fuel revenue contributed by the 2023 Acquisitions. Underperforming retail stores, which we closed or converted to dealers over the last 12 months in order to optimize profitability, also negatively impacted gallons sold during the first quarter of 2024.

For the three months ended March 31, 2024, merchandise revenue increased by $14.2 million, or 3.6%, compared to the first quarter of 2023. The 2023 Acquisitions contributed approximately $32.6 million of incremental merchandise revenue. Same store merchandise sales decreased $15.6 million, or 4.1%, for the first quarter of 2024 compared to the first quarter of 2023. Same store merchandise revenue was impacted by lower revenue from cigarettes and the Company’s six core destination categories (packaged beverages, candy, salty snacks, packaged sweet snacks, alternative snacks and beer) which was partially offset by higher revenue from other tobacco products and franchises. In addition, there was a decrease in merchandise revenue from underperforming retail stores that we closed or converted to dealers.

For the three months ended March 31, 2024, other revenues, net decreased by $1.9 million, or 10.1%, compared to the first quarter of 2023, primarily related to the regulatory state-wide elimination of Virginia skill gaming machines income, partially offset by additional income from the 2023 Acquisitions.

Retail Operating Income

For the three months ended March 31, 2024, fuel contribution increased $4.8 million, or 5.5%, compared to the same period in 2023. Incremental fuel contribution from the 2023 Acquisitions of approximately $7.8 million was partially offset by a decrease in same store fuel contribution of $2.8 million. Fuel margin per gallon at same stores for the first quarter of 2024 increased to 37.0 cents per gallon from 35.7 cents per gallon for the first quarter of 2023 and improved sequentially throughout the quarter. In addition, a decrease in fuel contribution related to underperforming retail stores that we closed or converted to dealers decreased fuel contribution compared to the first quarter of 2023.

For the three months ended March 31, 2024, merchandise contribution increased $12.0 million, or 9.7%, compared to the same period in 2023, and merchandise margin increased to 32.5% compared to 30.7% in the prior period. The increase was due to $11.3 million in incremental merchandise contribution from the 2023 Acquisitions and an increase in merchandise contribution at same stores of approximately $0.9 million. Merchandise contribution at same stores increased in the first quarter of 2024 primarily due to higher contribution from other tobacco products and franchises partially offset by lower contribution from the Company’s six core destination categories. Merchandise margin at same stores was 32.3% in the first quarter of 2024 compared to 30.8% in the first quarter of 2023.

For the three months ended March 31, 2024, site operating expenses increased $22.5 million, or 12.8%, compared to the three months ended March 31, 2023 primarily due to $18.5 million of incremental expenses related to the 2023 Acquisitions. Same store site operating expenses increased $5.5 million, or 3.3%, with the increase related to hourly wage rate growth, accelerated repairs and maintenance, and elevated workers’ compensation claims related to first quarter 2024 events. The increase in site operating expenses was partially offset by underperforming retail stores that we closed or converted to dealers.

Wholesale Segment

The table below shows the results of the wholesale segment for the three months ended March 31, 2024 and 2023, together with certain key metrics for the segment.

	For the Three Months Ended March 31,
	2024	2023
Revenues:	(in thousands)
Fuel revenue	$664,514	$684,848
Other revenues, net	6,858	6,491
Total revenues	671,372	691,339
Operating expenses:
Fuel costs	655,113	674,691
Site operating expenses	9,299	9,098
Total operating expenses	664,412	683,789
Operating income	$6,960	$7,550
Fuel gallons sold – fuel supply locations	186,731	182,427
Fuel gallons sold – consignment agent locations	37,504	37,962
Fuel margin, cents per gallon [1] – fuel supply locations	6.2	6.1
Fuel margin, cents per gallon [1] – consignment agent locations	24.4	26.4

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel.

The table below shows financial information and certain key metrics of recent acquisitions in the wholesale segment that do not have (or have only partial) comparable information for the prior period.

	For the Three Months Ended March 31, 2024
	TEG [1]	WTG [2]	Total
	(in thousands)
Date of Acquisition:	Mar 1, 2023	Jun 6, 2023
Revenues:
Fuel revenue	$80,952	$3,084	$84,036
Other revenues, net	758	15	773
Total revenues	81,710	3,099	84,809
Operating expenses:
Fuel costs	80,424	2,959	83,383
Site operating expenses	874	68	942
Total operating expenses	81,298	3,027	84,325
Operating income	$412	$72	$484
Fuel gallons sold	27,448	871	28,319

1 Includes only the wholesale business acquired in the TEG Acquisition.

2 Includes only the wholesale business acquired in the WTG Acquisition.

Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023

Wholesale Revenues

For the three months ended March 31, 2024, fuel revenue decreased by $20.3 million, or 3.0%, compared to the first quarter of 2023. Wholesale revenues were negatively impacted by a decrease in the average price of fuel in the first quarter of 2024 compared to the first quarter of 2023, partially offset by the benefit of an 1.7% increase in gallons sold. Of total gallons sold, the 2023 Acquisitions contributed approximately 17.8 million incremental gallons, which were offset by lower volumes at comparable wholesale sites.

Wholesale Operating Income

For the three months ended March 31, 2024, wholesale operating income decreased $0.6 million, primarily caused by a decline in fuel contribution of approximately $0.5 million. At fuel supply locations, fuel contribution increased by $0.4 million, and fuel margin per gallon also increased for the first quarter of 2024 compared to the first quarter of 2023, primarily due to incremental contribution from the 2023 Acquisitions which was partially offset by decreased prompt pay discounts related to lower fuel costs and lower volumes at comparable wholesale sites. At consignment agent locations, fuel contribution decreased $0.9 million, and fuel margin per gallon also decreased for the first quarter of 2024 compared to the first quarter of 2023, primarily due to lower rack-to-retail margins and decreased prompt pay discounts related to lower fuel costs, which was partially offset by the incremental contribution from the 2023 Acquisitions. In total, the 2023 Acquisitions added approximately $1.2 million of incremental fuel contribution.

For the three months ended March 31, 2024, site operating expenses increased $0.2 million compared to the three months ended March 31, 2023.

Fleet Fueling Segment

The table below shows the results of the fleet fueling segment for the three months ended March 31, 2024 and 2023, together with certain key metrics for the segment.

	For the Three Months Ended March 31,
	2024	2023
Revenues:	(in thousands)
Fuel revenue	$132,193	$127,494
Other revenues, net	2,385	951
Total revenues	134,578	128,445
Operating expenses:
Fuel costs	120,058	115,231
Site operating expenses	6,543	4,790
Total operating expenses	126,601	120,021
Operating income	$7,977	$8,424
Fuel gallons sold – proprietary cardlock locations	33,449	31,016
Fuel gallons sold – third-party cardlock locations	3,199	1,610
Fuel margin, cents per gallon [1] – proprietary cardlock locations	40.9	44.5
Fuel margin, cents per gallon [1] – third-party cardlock locations	7.7	1.3

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed fee paid to GPMP for the cost of fuel.

The table below shows financial information and certain key metrics of recent acquisitions in the fleet fueling segment that do not have comparable information for the prior period.

For the Three Months Ended March 31, 2024
WTG [1]
(in thousands)
Date of Acquisition:	Jun 6, 2023
Revenues:
Fuel revenue	$16,235
Other revenues, net	1,170
Total revenues	17,405
Operating expenses:
Fuel costs	14,738
Site operating expenses	1,111
Total operating expenses	15,849
Operating income	$1,556
Fuel gallons sold	4,556

1 Includes only the fleet fueling business acquired in the WTG Acquisition.

Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023

Fleet Fueling Revenues

For the three months ended March 31, 2024, fuel revenue increased by $4.7 million, or 3.7%, compared to first quarter of 2023. Fleet fueling revenues benefited from a 12.3% increase in gallons sold, including from the WTG Acquisition, which were partially offset by a decrease in the average price of fuel in the first quarter of 2024 compared to the first quarter of 2023.

Fleet Fueling Operating Income

For the three months ended March 31, 2024, fuel contribution increased by $0.1 million compared to first quarter of 2023. At proprietary cardlocks, fuel contribution decreased by $0.1 million, and fuel margin per gallon also decreased for the first quarter of 2024 compared to the first quarter of 2023, when diesel margins were at significantly elevated levels. At third-party cardlock locations, fuel contribution increased $0.2 million, and fuel margin per gallon also increased for the first quarter of 2024 compared to the first quarter of 2023. These changes were primarily due to higher volumes and the cardlocks acquired in the WTG Acquisition.

For the three months ended March 31, 2024, site operating expenses increased $1.8 million compared to the three months ended March 31, 2023 primarily due to the WTG Acquisition.

GPMP Segment

The table below shows the results of the GPMP segment for the three months ended March 31, 2024 and 2023, together with certain key metrics for the segment.

	For the Three Months Ended March 31,
	2024	2023
Revenues:	(in thousands)
Fuel revenue - inter-segment	$1,099,851	$1,140,065
Fuel revenue - external customers	1,205	741
Other revenues, net	207	170
Other revenues, net - inter-segment	2,690	2,557
Total revenues	1,103,953	1,143,533
Operating expenses:
Fuel costs	1,077,821	1,118,297
General and administrative expenses	961	772
Depreciation and amortization	1,844	1,842
Total operating expenses	1,080,626	1,120,911
Operating income	$23,327	$22,622
Fuel gallons sold - inter-segment	462,508	450,219
Fuel gallons sold - external customers	357	283
Fuel margin, cents per gallon [1]	5.0	5.0

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023

GPMP Revenues

For the three months ended March 31, 2024, fuel revenue decreased by $39.8 million compared to the first quarter of 2023. The decrease in fuel revenue was attributable to a decrease in the average price of fuel, which was partially offset by an increase in gallons sold as compared to the first quarter of 2023.

For the three months ended March 31, 2024 and 2023, other revenues, net were similar and primarily related to rental income from certain sites leased to dealers. Inter-segment other revenues, net related to the fixed fee primarily charged to sites in the fleet fueling segment (currently 5.0 cents per gallon sold).

GPMP Operating Income

Fuel margin increased by $0.7 million for the first quarter of 2024, compared to the first quarter of 2023, primarily due to greater gallons sold to the retail and wholesale segments at a fixed margin.

For the three months ended March 31, 2024, total general, administrative, depreciation and amortization expenses increased $0.2 million, compared to the first quarter of 2023.

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

The following table contains a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(594)	$(2,527)
Interest and other financing expenses, net	2,457	13,602
Income tax benefit	(6,707)	(2,158)
Depreciation and amortization	31,716	28,399
EBITDA	26,872	37,316
Non-cash rent expense (a)	3,484	2,798
Acquisition costs (b)	680	3,576
Loss on disposal of assets and impairment charges (c)	2,664	287
Share-based compensation expense (d)	3,329	4,069
(Income) loss from equity investment (e)	(22)	36
Fuel taxes received in arrears (f)	(565)	—
Adjustment to contingent consideration (g)	18	(702)
Other (h)	189	104
Adjusted EBITDA	$36,649	$47,484

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
(f)
Eliminates the receipt of historical fuel tax amounts for multiple prior periods.
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

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness, depending on market conditions. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions, or other events may cause us to seek additional debt or equity financing in future periods. Additional debt financing could impose increased cash payment obligations, as well as covenants that may restrict our operations. There can be no guarantee that financing will be available on acceptable terms or at all. As of March 31, 2024, approximately 48% of our debt bore interest at variable rates, an increase from approximately 46% as of December 31, 2023, which has increased our interest rate risk and may require that we use more of our cash flow for the payment of interest if prevailing interest rates continue to increase or we incur additional indebtedness under our variable rate facilities or otherwise. See also “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

As of March 31, 2024, we were in a strong liquidity position of approximately $764 million, consisting of approximately $184 million of cash and cash equivalents and approximately $579 million of availability under our lines of credit available for certain purposes. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations from our existing cash balances. As of March 31, 2024, we had no outstanding borrowings under our $140.0 million PNC Line of Credit (as defined below), $21.9 million of unused availability under the M&T equipment line of credit, described below, and $424.7 million of unused availability under our $800 million Capital One Line of Credit (as defined below), which we may elect to increase up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms.

The Board declared, and the Company paid, dividends of $0.03 per share of common stock on March 21, 2024, totaling approximately $3.6 million. Additionally, the Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on May 31, 2024 to stockholders of record as of May 20, 2024. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will evaluate dividend payments within the context of our overall capital allocation strategy on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends.

In May 2024, the Board increased the size of our share repurchase program for up to an aggregate of $125.0 million of our outstanding shares of common stock, from an aggregate of $100.0 million of our outstanding shares of common stock. During the three months ended March 31, 2024, inclusive of the repurchase of the First Installment Shares from TEG, we repurchased approximately 4.8 million shares of common stock under the share repurchase program for approximately $28.3 million, or an average share price of $5.89. The share repurchase program does not have a stated expiration date. Whether and the extent to which we repurchase shares depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c)of the Exchange Act, privately negotiated transactions, pursuant to accelerated share repurchase agreements entered into with one or more counterparties, or otherwise.

To date, we have funded capital expenditures primarily through funds generated from operations, funds received from vendors, sale-leaseback transactions, the issuance of debt and existing cash. Future capital required to finance operations, acquisitions, and raze-and-rebuild, functionally remodel and fully remodel and update stores is expected to come from cash on hand, cash generated by operations, availability under lines of credit, and additional long-term debt and equipment leases, as circumstances may dictate. In the short- to medium-term, we currently expect that our capital spending program will be primarily focused on remodeling and updating stores, and maintaining our properties and equipment. In the medium- to long-term, we currently expect that our capital spending program will include more focus on expanding our store base through new-to-industry store builds. We do not expect such capital needs to adversely affect liquidity. We are always opportunistic on expansion of our store base thorough acquisitions and will evaluate such opportunities in concert with our capital spending program.

Cash Flows for the Three Months Ended March 31, 2024 and 2023

Net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2024 and 2023 was as follows:

	For the Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$12,755	$15,883
Investing activities	(28,175)	(153,286)
Financing activities	(20,268)	92,257
Effect of exchange rates	(19)	(21)
Total	$(35,707)	$(45,167)

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

For the three months ended March 31, 2024, cash flows provided by operating activities were $12.8 million compared to $15.9 million for the three months ended March 31, 2023. The decrease was primarily the result of approximately $5.1 million of higher net interest payments and a decrease in Adjusted EBITDA of $10.8 million primarily from lower fuel contribution and regulatory state-wide elimination of Virginia skill gaming machines income coupled with increases in same store site operating expenses and general and administrative expenses. Cash flows provided by operating activities for the three months ended March 31, 2023 were unfavorably impacted by the investment in working capital associated with the TEG Acquisition.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the three months ended March 31, 2024, cash used in investing activities decreased by $125.1 million compared to the three months ended March 31, 2023. For the three months ended March 31, 2024, we utilized $29.2 million for capital expenditures, including the purchase of certain fee properties, upgrades to fuel dispensers and other investments in our stores.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount of our lines of credit and debt, and issuance of common and preferred stock, net of dividends paid and common stock repurchases.

For the three months ended March 31, 2024, financing activities consisted primarily of net receipts of $35.0 million for long-term debt, repayments of $1.1 million for financing leases, $3.6 million for dividend payments on common stock, $1.4 million for dividend payments on the Series A redeemable preferred stock and $31.9 million for common stock repurchases, including the repurchase of the First Installment Shares originally issued to pay deferred consideration in the TEG Acquisition. We also made an early payment of $17.2 million, as payment in full and as a discount for the $25.0 million deferred consideration in the TEG Acquisition which would have been due on March 1, 2025. See Note 4 to our consolidated unaudited interim financial statements included in this Quarterly Report on Form 10-Q.

Credit Facilities and Senior Notes

Senior Notes

As of March 31, 2024, the Company had outstanding $450 million aggregate principal amount of its 5.125% Senior Notes due 2029 (the “Senior Notes”). Issued in October 2021, the Senior Notes are guaranteed, on an unsecured senior basis, by certain of the Company’s wholly owned domestic subsidiaries (the “Guarantors”). The indenture governing the Senior Notes contains customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, (vii) effect mergers and (viii) incur indebtedness. The Senior Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ respective existing and future senior unsubordinated indebtedness and are effectively subordinated to all of the Company’s and the Guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated to any existing and future obligations of subsidiaries of the Company that are not Guarantors.

Financing Agreement with PNC

GPM and certain subsidiaries have a financing arrangement (as amended, the “PNC Credit Agreement”) with PNC Bank National Association (“PNC”) to provide a line of credit with an aggregate principal amount of up to $140 million for purposes of financing working capital (the “PNC Line of Credit”).

The PNC Line of Credit bears interest, as elected by GPM at: (a) SOFR Adjusted plus Term SOFR (as defined in the PNC Credit Agreement) plus a margin of 1.25% to 1.75% or (b) a rate per annum equal to the alternate base rate (as defined in the PNC

Credit Agreement) plus a margin of 0% to 0.50%. Every quarter, the SOFR margin rate and the alternate base rate margin rate are updated based on the quarterly average undrawn availability of the line of credit. The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. As of March 31, 2024, $7.1 million of letters of credit were outstanding under the PNC Credit Agreement.

Financing Agreements with M&T Bank

As of March 31, 2024, GPM has a financing arrangement with M&T Bank that provides a line of credit for up to $45.0 million to purchase equipment on or before September 2026, which may be borrowed in tranches, as well as an aggregate original principal amount of $49.5 million of real estate loans (the “M&T Term Loans”). As of March 31, 2024, approximately $21.9 million remained available under the equipment line of credit.

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

On March 26, 2024, GPMP, Capital One and the guarantors and lenders party thereto entered into an amendment to the Capital One Line of Credit, to facilitate the borrowing and use of up to $36.5 million of the Capital One Line of Credit for the settlement of the Installment Payments as provided for in the TEG Purchase Agreement Amendment. The other material terms of the Capital One Line of Credit remain unchanged. The Capital One Line of Credit matures on May 5, 2028. As of March 31, 2024, approximately $374.8 million was drawn on the Capital One Line of Credit, $0.5 million of letters of credit were outstanding under the Capital One Line of Credit and approximately $424.7 million was available thereunder. In April 2024, we financed the SpeedyQ acquisition (as described in Note 15 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q) utilizing $6.0 million under the Capital One Line of Credit.

The Capital One Line of Credit bears interest, as elected by GPMP at: (a) Adjusted Term SOFR (as defined in the agreement) plus a margin of 2.25% to 3.25% or (b) a rate per annum equal to the alternate base rate (as defined in the agreement) plus a margin of 1.25% to 2.25%. The margin is determined according to a formula in the Capital One Line of Credit that depends on GPMP’s leverage.

Critical Accounting Estimates

For the three months ended March 31, 2024, there were no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that have had a material impact on our condensed consolidated financial statements and related notes.

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

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The Senior Notes bear a fixed interest rate, therefore, an increase or decrease in prevailing interest rates has no impact on our debt service for the Senior Notes. As of March 31, 2024, the interest rate on our Capital One Line of Credit was 8.2%, the interest rate on our M&T Term Loan was 8.3% and the interest rate on the variable portion of our M&T equipment loan was 8.1% (approximately $15.6 million of the total loan). As of March 31, 2023, the interest rate on our Capital One Line of Credit was 7.1% and the interest rate on our M&T Term Loan was 7.6% (the entire M&T equipment loan had a fixed rate). As of March 31, 2024, approximately 48% of our debt bore interest at variable rates. Based on the outstanding balances as of March 31, 2024, if our applicable interest rates increase by 1%, then our debt service on an annual basis would increase by approximately $4.3 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes to the Company’s Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the calendar quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the description of legal proceedings as set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 1A. Risk Factors

During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our share repurchase activity for the quarter ended March 31, 2024 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (4)
January 1, 2024 to January 31, 2024 (1)	243,173	$8.10	125,457	$28,008
February 1, 2024 to February 29, 2024 (2)	370,410	7.98	150,693	26,810
March 1, 2024 to March 31, 2024 (3)	4,659,752	5.79	4,534,381	655
Total	5,273,335	$6.05	4,810,531	$655

(1)
In addition to the shares of common stock we purchased under our publicly announced $100 million share repurchase program, we repurchased 118 thousand shares of our common stock at an aggregate cost of $1.0 million, or an average purchase price of $8.35 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock units.
(2)
In addition to the shares of common stock we purchased under our publicly announced $100 million share repurchase program, we repurchased 220 thousand shares of our common stock at an aggregate cost of $1.8 million, or an average purchase price of $8.00 per share, in connection with the net settlement of shares issued as a result of the vesting of performance based restricted stock units.
(3)
We repurchased 3.4 million shares of our common stock at a cost of $19.3 million, or a purchase price of $5.66 per share, in connection with the settlement of deferred consideration pursuant to the TEG Purchase Agreement Amendment, under our publicly announced $100 million share repurchase program. In addition to the shares of common stock we repurchased, we repurchased 125 thousand shares of our common stock at an aggregate cost of $0.8 million, or an average purchase price of $6.48 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock units.
(4)
Except as noted in footnotes 1, 2 and 3 above with respect to shares repurchased in connection with the vesting of restricted stock units, all of the above repurchases were made on the open market at prevailing market prices plus related expenses under our share repurchase program, which authorizes the repurchase of up to $100 million of our common stock. We publicly announced this program on February 23, 2022 and announced the increased amount authorized to be repurchased on May 16, 2023. In May 2024, we increased the size of our share repurchase program for up to an aggregate of $125.0 million of our outstanding shares of common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit 10.1+

Master Supply Agreement, dated as of March 21, 2024, by and between GPM Investments, LLC and Core-Mark International, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 26, 2024).

Exhibit 10.2

First Amendment to Second Amended and Restated Credit Agreement, dated as of March 26, 2024, by and among GPM Petroleum LP, the guarantors party thereto, Capital One, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on March 28, 2024).

Exhibit 10.3++

Amendment No. 2 to Asset Purchase Agreement, dated as of March 26, 2024, by and among GPM Investments, LLC, Transit Energy Group, LLC and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 28, 2024).

Exhibit 31.1*

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2024.

Exhibit 31.2*

Certification by Robert Giammatteo, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2024.

Exhibit 32.1**

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2024.

Exhibit 32.2**

Certification by Robert Giammatteo, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2024.

101

The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

+ Pursuant to Item 601(b)(10)(iv) of Regulation S-K, portions of this exhibit have been omitted because the Company customarily and actually treats the omitted portions as private or confidential, and such portions are not material and would likely cause competitive harm to the Company if publicly disclosed. The Company will supplementally provide a copy of an unredacted copy of this exhibit to the U.S. Securities and Exchange Commission or its staff upon request.

++ Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2024		ARKO Corp.

	By:	/s/ Robert Giammatteo
	Name:	Robert Giammatteo
	Title:	Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial and Accounting Officer)