Form 10-Q
period 2024-06-30
ARKO Corp.
filed 2024-08-06
CIK 1823794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024.

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

As of August 5, 2024, the registrant had 115,771,318 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

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
•
our ability to successfully develop, implement, and achieve the anticipated benefits of the Transformation Plan (as defined below), including the planned conversion of certain retail stores within our retail segment to dealer sites within our wholesale segment, which may not occur on commercially reasonable terms, if at all;
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

Item 1. Financial Statements

ARKO Corp.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$231,647	$218,120
Restricted cash	19,392	23,301
Short-term investments	4,860	3,892
Trade receivables, net	155,578	134,735
Inventory	251,142	250,593
Other current assets	107,145	118,472
Total current assets	769,764	749,113
Non-current assets:
Property and equipment, net	740,004	742,610
Right-of-use assets under operating leases	1,418,778	1,384,693
Right-of-use assets under financing leases, net	160,280	162,668
Goodwill	299,972	292,173
Intangible assets, net	194,151	214,552
Equity investment	2,935	2,885
Deferred tax asset	60,822	52,293
Other non-current assets	53,163	49,377
Total assets	$3,699,869	$3,650,364
Liabilities
Current liabilities:
Long-term debt, current portion	$18,184	$16,792
Accounts payable	239,169	213,657
Other current liabilities	151,434	179,536
Operating leases, current portion	68,725	67,053
Financing leases, current portion	10,856	9,186
Total current liabilities	488,368	486,224
Non-current liabilities:
Long-term debt, net	871,678	828,647
Asset retirement obligation	86,872	84,710
Operating leases	1,434,238	1,395,032
Financing leases	211,760	213,032
Other non-current liabilities	233,852	266,602
Total liabilities	3,326,768	3,274,247
Commitments and contingencies - see Note 13
Series A redeemable preferred stock (no par value) - authorized: 1,000,000 shares; issued and outstanding: 1,000,000 and 1,000,000 shares, respectively; redemption value: $100,000 and $100,000, in the aggregate, respectively	100,000	100,000
Shareholders' equity:
Common stock (par value $0.0001) - authorized: 400,000,000 shares; issued: 130,153,836 and 125,268,525 shares, respectively; outstanding: 115,771,318 and 116,171,208 shares, respectively	12	12
Treasury stock, at cost - 14,382,518 and 9,097,317 shares, respectively	(106,123)	(74,134)
Additional paid-in capital	270,455	245,007
Accumulated other comprehensive income	9,119	9,119
Retained earnings	99,638	96,097
Total shareholders' equity	273,101	276,101
Non-controlling interest	—	16
Total equity	273,101	276,117
Total liabilities, redeemable preferred stock and equity	$3,699,869	$3,650,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Fuel revenue [1]	$1,887,531	$1,957,100	$3,518,863	$3,618,764
Merchandise revenue	474,248	484,561	888,903	884,849
Other revenues, net	26,384	27,480	52,851	53,904
Total revenues	2,388,163	2,469,141	4,460,617	4,557,517
Operating expenses:
Fuel costs [1]	1,726,761	1,801,103	3,229,063	3,338,985
Merchandise costs	318,489	329,903	598,226	607,226
Site operating expenses	223,691	218,002	442,622	410,685
General and administrative expenses	42,436	42,660	84,594	83,076
Depreciation and amortization	33,577	32,837	65,293	61,236
Total operating expenses	2,344,954	2,424,505	4,419,798	4,501,208
Other expenses, net	261	4,956	2,737	7,676
Operating income	42,948	39,680	38,082	48,633
Interest and other financial income	3,384	2,428	25,297	9,630
Interest and other financial expenses	(24,751)	(22,588)	(49,121)	(43,392)
Income before income taxes	21,581	19,520	14,258	14,871
Income tax expense	(7,546)	(5,014)	(839)	(2,856)
Income (loss) from equity investment	28	(27)	50	(63)
Net income	$14,063	$14,479	$13,469	$11,952
Less: Net income attributable to non-controlling interests	—	48	—	101
Net income attributable to ARKO Corp.	$14,063	$14,431	$13,469	$11,851
Series A redeemable preferred stock dividends	(1,445)	(1,434)	(2,859)	(2,852)
Net income attributable to common shareholders	$12,618	$12,997	$10,610	$8,999
Net income per share attributable to common shareholders – basic	$0.11	$0.11	$0.09	$0.07
Net income per share attributable to common shareholders – diluted	$0.11	$0.11	$0.09	$0.07
Weighted average shares outstanding:
Basic	115,758	119,893	116,512	120,073
Diluted	116,880	121,280	117,073	120,767
Supplemental information:
[1] Includes excise tax of:	$301,030	$307,244	$573,230	$571,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Changes in Equity

(Unaudited, in thousands, except share data)

	Common Stock		Treasury	Additional	Accumulated Other	Retained	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	Earnings	Shareholders' Equity	Controlling Interests	Total Equity
Balance at April 1, 2023	120,305,008	$12	$(42,352)	$234,158	$9,119	$74,143	$275,080	$(45)	$275,035
Share-based compensation	—	—	—	4,555	—	—	4,555	—	4,555
Transactions with non-controlling interests	—	—	—	(96)	—	—	(96)	96	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(60)	(60)
Dividends on redeemable preferred stock	—	—	—	—	—	(1,434)	(1,434)	—	(1,434)
Dividends declared (3 cents per share)	—	—	—	—	—	(3,607)	(3,607)	—	(3,607)
Common stock repurchased	(1,498,630)	—	(11,452)	—	—	—	(11,452)	—	(11,452)
Vesting and settlement of restricted share units	36,084	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	14,431	14,431	48	14,479
Balance at June 30, 2023	118,842,462	$12	$(53,804)	$238,617	$9,119	$83,533	$277,477	$39	$277,516

Balance at April 1, 2024	115,743,761	$12	$(106,055)	$267,671	$9,119	$90,493	$261,240	$—	$261,240
Share-based compensation	—	—	—	2,784	—	—	2,784	—	2,784
Dividends on redeemable preferred stock	—	—	—	—	—	(1,445)	(1,445)	—	(1,445)
Dividends declared (3 cents per share)	—	—	—	—	—	(3,473)	(3,473)	—	(3,473)
Common stock repurchased	(11,866)	—	(68)	—	—	—	(68)	—	(68)
Vesting and settlement of restricted share units	39,423	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	14,063	14,063	—	14,063
Balance at June 30, 2024	115,771,318	$12	$(106,123)	$270,455	$9,119	$99,638	$273,101	$—	$273,101

	Common Stock		Treasury	Additional	Accumulated Other	Retained	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	Earnings	Shareholders' Equity	Controlling Interests	Total Equity
Balance at January 1, 2023	120,074,542	$12	$(40,042)	$229,995	$9,119	$81,750	$280,834	$56	$280,890
Share-based compensation	—	—	—	8,624	—	—	8,624	—	8,624
Transactions with non-controlling interests	—	—	—	(2)	—	—	(2)	2	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(120)	(120)
Dividends on redeemable preferred stock	—	—	—	—	—	(2,852)	(2,852)	—	(2,852)
Dividends declared (6 cents per share)	—	—	—	—	—	(7,216)	(7,216)	—	(7,216)
Common stock repurchased	(1,773,109)	—	(13,762)	—	—	—	(13,762)	—	(13,762)
Vesting of restricted share units	541,029	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	11,851	11,851	101	11,952
Balance at June 30, 2023	118,842,462	$12	$(53,804)	$238,617	$9,119	$83,533	$277,477	$39	$277,516

Balance at January 1, 2024	116,171,208	$12	$(74,134)	$245,007	$9,119	$96,097	$276,101	$16	$276,117
Share-based compensation	—	—	—	6,113	—	—	6,113	—	6,113
Transactions with non-controlling interests	—	—	—	(2,984)	—	—	(2,984)	(16)	(3,000)
Dividends on redeemable preferred stock	—	—	—	—	—	(2,859)	(2,859)	—	(2,859)
Dividends declared (6 cents per share)	—	—	—	—	—	(7,069)	(7,069)	—	(7,069)
Common stock repurchased	(5,285,201)	—	(31,989)	—	—	—	(31,989)	—	(31,989)
Vesting and settlement of restricted share units	1,467,396	—	—	—	—	—	—	—	—
Issuance of shares	3,417,915	—	—	22,319	—	—	22,319	—	22,319
Net income	—	—	—	—	—	13,469	13,469	—	13,469
Balance at June 30, 2024	115,771,318	$12	$(106,123)	$270,455	$9,119	$99,638	$273,101	$—	$273,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$13,469	$11,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,293	61,236
Deferred income taxes	(5,929)	(14,115)
Loss on disposal of assets and impairment charges	3,385	3,278
Foreign currency loss	57	58
Gain from issuance of shares as payment of deferred consideration related to business acquisition (see Note 4)	(2,681)	—
Gain from settlement related to business acquisition (see Note 4)	(6,356)	—
Amortization of deferred financing costs and debt discount	1,332	1,213
Amortization of deferred income	(6,369)	(3,929)
Accretion of asset retirement obligation	1,243	1,118
Non-cash rent	7,171	6,558
Charges to allowance for credit losses	641	573
(Income) loss from equity investment	(50)	63
Share-based compensation	6,113	8,624
Fair value adjustment of financial assets and liabilities	(12,206)	(5,248)
Other operating activities, net	686	976
Changes in assets and liabilities:
Increase in trade receivables	(21,484)	(18,173)
Decrease (increase) in inventory	2,772	(8,208)
Decrease (increase) in other assets	5,843	(10,965)
Increase in accounts payable	26,477	14,580
Decrease in other current liabilities	(5,924)	(7,651)
(Decrease) increase in asset retirement obligation	(120)	46
Increase in non-current liabilities	16,611	4,000
Net cash provided by operating activities	$89,974	$45,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from investing activities:
Purchase of property and equipment	$(48,512)	$(50,038)
Purchase of intangible assets	—	(35)
Proceeds from sale of property and equipment	50,295	296,485
Business acquisitions, net of cash	(54,458)	(481,636)
Loans to equity investment, net	28	—
Net cash used in investing activities	(52,647)	(235,224)
Cash flows from financing activities:
Receipt of long-term debt, net	47,556	74,233
Repayment of debt	(13,849)	(10,511)
Principal payments on financing leases	(2,306)	(2,912)
Early settlement of deferred consideration related to business acquisition	(17,155)	—
Proceeds from sale-leaseback	—	80,397
Payment of Ares Put Option	—	(9,808)
Common stock repurchased	(31,989)	(13,563)
Dividends paid on common stock	(7,069)	(7,216)
Dividends paid on redeemable preferred stock	(2,859)	(2,852)
Net cash (used in) provided by financing activities	(27,671)	107,768
Net increase (decrease) in cash and cash equivalents and restricted cash	9,656	(81,470)
Effect of exchange rate on cash and cash equivalents and restricted cash	(38)	(21)
Cash and cash equivalents and restricted cash, beginning of period	241,421	316,769
Cash and cash equivalents and restricted cash, end of period	$251,039	$235,278
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of period	$218,120	$298,529
Restricted cash, beginning of period	23,301	18,240
Cash and cash equivalents and restricted cash, beginning of period	$241,421	$316,769
Cash and cash equivalents, end of period	$231,647	$220,142
Restricted cash, end of period	19,392	15,136
Cash and cash equivalents and restricted cash, end of period	$251,039	$235,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2024	2023
Supplementary cash flow information:
Cash received for interest	$3,730	$4,274
Cash paid for interest	45,872	38,402
Cash received for taxes	322	512
Cash paid for taxes	2,786	20,845
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	$7,167	$5,619
Purchases of equipment in accounts payable and accrued expenses	13,553	9,367
Purchase of property and equipment under leases	41,104	3,034
Disposals of leases of property and equipment	12,219	2,669
Issuance of shares as payment of deferred consideration related to business acquisition	22,319	—
Deferred consideration related to business acquisition	—	45,845

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

The Company’s operations are primarily performed by its wholly owned subsidiary, GPM Investments, LLC, a Delaware limited liability company (“GPM”). Formed in 2002, GPM is primarily engaged directly and through fully owned and controlled subsidiaries in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations. GPM is also engaged in wholesale activity, which includes the supply of fuel to gas stations operated by third-parties and, in fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites. As of June 30, 2024, GPM’s activity included the operation of 1,548 retail convenience stores, the supply of fuel to 1,794 gas stations operated by dealers and the operation of 294 cardlock locations, in the District of Columbia and throughout more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

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

Interim Financial Statements

The accompanying condensed consolidated financial statements (“interim financial statements”) as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are unaudited and have been prepared in accordance with GAAP for interim financial information and Regulation S-X set forth by the Securities and Exchange Commission (the “SEC”) for interim reporting. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying interim financial statements. However, they do not include all of the information and disclosures required by GAAP for complete financial statements. Therefore, the interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “annual financial statements”).

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

At December 31, 2023, the Riiser Seller owed GPM approximately $3.375 million with respect to a post-closing adjustment, in addition to other amounts, including interest and expenses. The Riiser Seller satisfied $3.0 million of such adjustment by tendering all of its limited partnership units in GPMP to GPM in January 2024. As a result, GPM, directly and through certain of its wholly owned subsidiaries, holds 100% of the limited partnership interests in GPMP.

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

Pursuant to the TEG Purchase Agreement, on March 1, 2024, the Company issued 3,417,915 Installment Shares to TEG in respect of the first installment payment (the “First Installment Shares”) at a price per share of $7.31, which was based on the 10-day volume weighted average price calculation contained in the TEG Purchase Agreement. As a result, the Company recorded a gain of approximately $2.7 million as a component of interest and other financial income in the condensed consolidated statement of operations for the six months ended June 30, 2024.

On March 26, 2024, the Company and TEG entered into a second amendment to the TEG Purchase Agreement (the “TEG Purchase Agreement Amendment”), pursuant to which, in full satisfaction of all Installment Payments, (i) the Company repurchased the First Installment Shares from TEG for an aggregate purchase price of approximately $19.3 million in cash, or $5.66 per share, and (ii) the Company paid to TEG an additional amount in cash equal to approximately $17.2 million in satisfaction of the second Installment Payment, which would have otherwise been due on March 1, 2025. The $36.5 million was financed with the Capital One Line of Credit (refer to Note 5 below). The TEG Purchase Agreement Amendment additionally terminated the registration rights agreement, terminated TEG’s indemnity obligations under the TEG Purchase Agreement and extended the transition services agreement entered into between the Company and TEG. As a result of this transaction, the Company recorded a net gain of approximately $6.4 million, out of which approximately $6.5 million was recorded as a component of interest and other financial income in the condensed consolidated statement of operations for the six months ended June 30, 2024.

WTG Fuels Holdings, LLC

On June 6, 2023, pursuant to an asset purchase agreement entered on December 6, 2022, certain of the Company’s subsidiaries completed the acquisition of certain assets from WTG Fuels Holdings, LLC and certain other sellers party thereto (collectively, “WTG”), including (i) 24 Uncle’s convenience stores located across Western Texas, and (ii) 68 proprietary GASCARD-branded cardlock sites and 43 private cardlock sites for fleet fueling operations located in Western Texas and Southeastern New Mexico (the “WTG Acquisition”).

In the second quarter of 2024, the Company updated the initial accounting treatment of the WTG Acquisition, including the valuation of some of the assets acquired, liabilities assumed and the goodwill resulting from the acquisition. As a result, the Company primarily reduced property and equipment by approximately $1.2 million and intangible assets by $9.1 million, and increased the deferred tax asset by $2.6 million. The adjustments to the assets acquired and liabilities assumed resulted in an increase in goodwill of approximately $7.8 million, which was allocated to the GPMP segment attributable to the opportunity to add significant volume to the GPMP segment. These adjustments resulted in a net increase in depreciation and amortization expenses recorded, approximately $0.2 million and $0.5 million of that related to amounts recorded for the three months ended March 31, 2024 and for the year ended December 31, 2023, respectively.

SpeedyQ Acquisition

On April 9, 2024, the Company acquired certain assets from a third-party, including 21 SpeedyQ Markets convenience stores and eight additional landbank sites located in Michigan (the “SpeedyQ Acquisition”), pursuant to a purchase agreement entered into on November 21, 2023 (the “SpeedyQ Purchase Agreement”). The consideration at closing was approximately $52.5 million as adjusted in accordance with terms of the SpeedyQ Purchase Agreement, plus the value of cash and inventory in the stores on the closing date, of which $6.0 million was financed with the Capital One Line of Credit and approximately $45.0 million was paid for fee simple ownership in 19 of the properties by an affiliate of Oak Street Real Estate Capital Net Lease Property Fund, LP (including its affiliates, “Oak Street”) under the standby real estate purchase, designation and lease program agreement (the “Program Agreement”) (as further described in Note 8 to the annual financial statements). At the closing, pursuant to the Program Agreement, the Company entered into a master lease with Oak Street for the sites Oak Street acquired under customary lease terms. The Company leases one site from the seller, for which the seller received a put right to require the Company to purchase the site and the Company received a call right to require the seller to sell the site, both for a purchase price of $7.0 million, subject to terms set forth in the SpeedyQ Purchase Agreement.

The details of the SpeedyQ Acquisition were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$4,472
GPMP Capital One Line of Credit	6,000
Payable to seller	371
Consideration provided by Oak Street	45,017
Total consideration	$55,860
Assets acquired and liabilities:
Cash and cash equivalents	$31
Inventory	3,321
Other assets	266
Property and equipment, net	52,794
Intangible assets	1,050
Right-of-use assets under financing leases	6,905
Environmental receivables	26
Total assets	64,393
Other liabilities	(367)
Environmental liabilities	(39)
Asset retirement obligations	(1,255)
Financing lease liabilities	(6,872)
Total liabilities	(8,533)
Total identifiable net assets	55,860
Goodwill	$—

Consideration paid in cash	$10,472
Consideration provided by Oak Street	45,017
Less: cash and cash equivalent balances acquired	(31)
Net cash outflow	$55,458

The initial accounting treatment of the SpeedyQ Acquisition reflected in these interim financial statements is provisional because the Company has not yet finalized the initial accounting treatment of this acquisition, including the valuation of some of the assets and liabilities acquired and the goodwill resulting from the SpeedyQ Acquisition, mainly due to the limited period of time between the SpeedyQ Acquisition closing date and the date of these interim financial statements. Therefore, some of the financial information presented with respect to the SpeedyQ Acquisition in these interim financial statements remains subject to change.

The Company included identifiable tangible assets and identifiable liabilities in these interim financial statements at their respective fair values based on the information available to the Company’s management on the SpeedyQ Acquisition closing date, including, among other things, a preliminary valuation performed by management and external consultants for this purpose. The useful life of the trade name was estimated at five years.

As a result of the initial accounting treatment of the SpeedyQ Acquisition, no goodwill was recorded.

Acquisition-related costs of approximately $0.9 million and $1.2 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in these interim financial statements for the three and six months ended June 30, 2024, respectively. No acquisition-related costs were recognized for the three and six months ended June 30, 2023.

Results of operations for the SpeedyQ Acquisition for the period subsequent to the acquisition closing date have been included in these interim financial statements for the three and six months ended June 30, 2024. For the period from the SpeedyQ Acquisition closing date through June 30, 2024, the Company recognized $20.3 million in revenues and $0.2 million of net loss related to the SpeedyQ Acquisition.

Impact of Acquisitions (unaudited)

The unaudited supplemental pro forma financial information presented below was prepared based on the historical information of the Company and the acquired operations and gives pro forma effect to the acquisitions using the assumption that the SpeedyQ Acquisition, Speedy’s Acquisition (as further described in Note 4 to the annual financial statements), the WTG Acquisition and the TEG Acquisition, had occurred at the beginning of each period presented below. The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the acquisitions or any integration costs. The unaudited pro forma financial information is not necessarily indicative of what the actual results of operations would have been had the acquisitions occurred at the beginning of each period presented below nor is it indicative of future results.

	For the Six Months Ended June 30,
	2024	2023
	(unaudited)
	(in thousands)
Total revenue	$4,485,398	$5,024,201
Net income	13,559	6,822

5. Debt

The components of debt were as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Senior Notes	$444,840	$444,432
M&T debt	63,684	65,228
Capital One Line of Credit	375,224	332,027
Insurance premium notes	6,114	3,752
Total debt, net	$889,862	$845,439
Less current portion	(18,184)	(16,792)
Total long-term debt, net	$871,678	$828,647

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

M&T Bank Credit Agreement

On January 31, 2024, GPM entered into an additional term loan under the credit agreement with M&T Bank for the purchase of real estate for $5.1 million, resulting in an aggregate original principal amount of real estate loans of $49.5 million as of June 30, 2024 (the “M&T Term Loans”). The Company has granted a mortgage in the real estate of 50 sites and certain fixtures at these and other sites as collateral to support the M&T Term Loans.

6. Leases

As of June 30, 2024, the Company leased 1,279 of the convenience stores that it operates, 207 dealer locations, 155 cardlock locations and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years each. Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges and fuel dispensers.

The components of lease cost recorded on the condensed consolidated statements of operations were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$2,530	$2,785	$4,982	$5,638
Interest on lease liabilities	4,353	4,142	8,653	8,304
Operating lease costs included in site operating expenses	47,844	45,752	94,519	87,336
Operating lease costs included in general and administrative expenses	530	587	1,068	1,121
Lease cost related to variable lease payments, short-term leases and leases of low value assets	502	711	1,130	1,401
Right-of-use asset impairment charges and loss (gain) on disposals of leases	(806)	1,994	730	1,454
Total lease costs	$54,953	$55,971	$111,082	$105,254

Supplemental balance sheet data related to leases was as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Operating leases
Assets
Right-of-use assets under operating leases	$1,418,778	$1,384,693
Liabilities
Operating leases, current portion	68,725	67,053
Operating leases	1,434,238	1,395,032
Total operating leases	1,502,963	1,462,085
Weighted average remaining lease term (in years)	14.1	14.0
Weighted average discount rate	7.7%	7.8%
Financing leases
Assets
Right-of-use assets	$217,405	$215,174
Accumulated amortization	(57,125)	(52,506)
Right-of-use assets under financing leases, net	160,280	162,668
Liabilities
Financing leases, current portion	10,856	9,186
Financing leases	211,760	213,032
Total financing leases	222,616	222,218
Weighted average remaining lease term (in years)	20.8	21.2
Weighted average discount rate	7.9%	7.9%

As of June 30, 2024, maturities of lease liabilities for operating lease obligations and financing lease obligations having an initial or remaining non-cancellable lease terms in excess of one year set forth in the table below. The minimum lease payments presented below include periods for which an option is reasonably certain to be exercised and do not take into consideration any future consumer price index adjustments that may become applicable under these agreements.

	Operating	Financing
	(in thousands)
July 2024 through June 2025	$180,168	$27,738
July 2025 through June 2026	180,907	21,374
July 2026 through June 2027	178,938	21,228
July 2027 through June 2028	177,375	28,208
July 2028 through June 2029	174,212	21,310
Thereafter	1,658,032	388,413
Gross lease payments	$2,549,632	$508,271
Less: imputed interest	(1,046,669)	(285,655)
Total lease liabilities	$1,502,963	$222,616

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

As of June 30, 2024 and December 31, 2023, the Company had fuel futures contracts to hedge approximately 1.7 million gallons and 1.2 million gallons, respectively, of diesel fuel for which the Company had a firm commitment to purchase. As of both June 30, 2024 and December 31, 2023, the Company had an asset derivative with a fair value of approximately $0.1 million recorded in other current assets and a firm commitment with a fair value of approximately $0.1 million recorded in other current liabilities on the condensed consolidated balance sheets.

As of June 30, 2024 and December 31, 2023, there was $0.1 million and $0, respectively, of cash collateral provided to counterparties that was classified as restricted cash on the condensed consolidated balance sheet. All cash flows associated with purchasing and selling fuel derivative instruments are classified as other operating activities, net in the condensed consolidated statements of cash flows.

8. Equity

The Company’s board of directors (the “Board”) declared, and the Company paid, dividends of $0.03 per share of common stock on each of March 21, 2024 and May 31, 2024, totaling approximately $7.1 million for the six months ended June 30, 2024. The amount and timing of dividends payable on the common stock are within the sole discretion of the Board, which will evaluate dividend payments within the context of the Company’s overall capital allocation strategy on an ongoing basis, giving consideration to its current and forecasted earnings, financial condition, cash requirements and other factors. As a result of the aggregate amount of dividends paid on the common stock through June 30, 2024, the conversion price of the Company’s Series A convertible preferred stock has been adjusted from $12.00 to $11.73 per share, as were the threshold share prices in the Deferred Shares agreement (as defined in Note 17 to the annual financial statements). The Board declared a quarterly dividend of $0.03 per share of common stock to be paid on August 30, 2024 to stockholders of record as of August 19, 2024.

In February 2022, the Board authorized a share repurchase program, and in May 2023 and May 2024 increased the amount authorized to be repurchased, for up to an aggregate of $125.0 million of outstanding shares of common stock. The share repurchase program does not have an expiration date. During the six months ended June 30, 2024, inclusive of the repurchase of the First Installment Shares from TEG, the Company repurchased approximately 4.8 million shares of common stock under the share repurchase program for approximately $28.3 million, or an average price of $5.89 per share. No shares of common stock were repurchased during the three months ended June 30, 2024 under the share repurchase program. As of June 30, 2024, there was $25.7 million remaining under the share repurchase program.

9. Share-Based Compensation

The Compensation Committee of the Board has approved the grant of non-qualified stock options, restricted stock units (“RSUs”), and shares of common stock to certain employees, non-employees and members of the Board under the ARKO Corp. 2020 Incentive Compensation Plan (as amended, the “Plan”). At the Company’s 2024 annual meeting of stockholders held on June 6, 2024, the Company’s stockholders approved an increase in the total number of shares of common stock authorized for issuance under the Plan from 12.4 million shares to 23.8 million shares. Stock options granted under the Plan expire no later than ten years from the date of grant and the exercise price may not be less than the fair market value of the underlying shares on the date of grant. Vesting periods are assigned to stock options and RSUs on a grant-by-grant basis at the discretion of the Board. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

Additionally, a non-employee director may receive RSUs in lieu of up to 100% of his or her cash fees, which vest immediately and will be settled in common stock upon the director’s departure from the Board or an earlier change in control of the Company.

Stock Options

During the six months ended June 30, 2024, 447 thousand stock options vested. There was no other activity related to stock options during the six months ended June 30, 2024.

As of June 30, 2024, total unrecognized compensation cost related to unvested stock options was approximately $1.0 million, which is expected to be recognized over a weighted average period of approximately 1.4 years.

Restricted Stock Units

The following table summarizes share activity related to RSUs:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested RSUs, December 31, 2023	3,869	$8.65
Granted	3,335	5.91
Released	(1,604)	8.88
Forfeited	(107)	5.63
Performance-based share adjustment	(607)	7.50
Nonvested RSUs, June 30, 2024	4,886	$6.92

During the six months ended June 30, 2024, 186,982 RSUs were issued to non-employee directors. These awards are included in the table above under both Granted and Released RSUs. In addition to the Nonvested RSUs shown in the table above, there were 440,532 and 303,850 RSUs issued to non-employee directors outstanding as of June 30, 2024 and December 31, 2023, respectively.

The fair value of RSUs released during the six months ended June 30, 2024 was approximately $12.0 million.

During the six months ended June 30, 2024, the Company granted 2,021,193 performance-based RSUs (“PSUs”), which, subject to achieving certain performance criteria, could result in the issuance of up to 3,031,790 shares of common stock (representing 150% of the number of PSUs granted). The PSUs were awarded to certain members of senior management and cliff vest at the end of a three-year period, subject to the achievement of specific performance criteria measured over such period. The number of PSUs that will ultimately vest is contingent upon the recipient continuing to be in the continuous service of the Company and related entities through the last day of the performance period and a certification by the Compensation Committee of the Board that the applicable performance criteria have been met. The Company assesses the probability of achieving the performance criteria on a quarterly basis. In the first quarter of 2024, the Compensation Committee of the Board approved the performance criteria for the performance period ended December 31, 2023 such that the percentage of PSUs that vested with respect to the target amount for the 2021 PSU grants was 100%. In the second quarter of 2024, the number of PSUs was adjusted for the probability of achieving the performance criteria, resulting in the recording of a reduction of expense of approximately $1.9 million in the three and six months ended June 30, 2024 based on the grant date fair value.

As of June 30, 2024, total unrecognized compensation cost related to RSUs and PSUs was approximately $22.6 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.

Share-Based Compensation Cost

Total share-based compensation cost recorded for employees, non-employees and members of the Board for the three and six months ended June 30, 2024 and 2023 was $2.8 million, $4.6 million, $6.1 million and $8.6 million, respectively, and included in general and administrative expenses on the condensed consolidated statements of operations.

10. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income available to common stockholders	$12,618	$12,997	$10,610	$8,999

Weighted average common shares outstanding — Basic	115,758	119,893	116,512	120,073
Effect of dilutive securities:
RSUs	1,122	1,387	561	694
Weighted average common shares outstanding — Diluted	116,880	121,280	117,073	120,767
Net income per share available to common stockholders — Basic	$0.11	$0.11	$0.09	$0.07
Net income per share available to common stockholders — Diluted	$0.11	$0.11	$0.09	$0.07

The following potential shares of common stock have been excluded from the computation of diluted net income per share because their effect would have been antidilutive:

	As of June 30,
	2024	2023
	(in thousands)
Stock options	1,306	1,306
Ares warrants	1,100	1,100
Public and Private warrants	17,333	17,333
Series A redeemable preferred stock	8,525	8,439
Ares Put Option	—	*

* See Note 10 to the annual financial statements.

11. Fair Value Measurements and Financial Instruments

The fair value of cash and cash equivalents, restricted cash, short-term investments, trade receivables, accounts payable and other current liabilities approximated their carrying values as of June 30, 2024 and December 31, 2023 primarily due to the short-term maturity of these instruments. On October 21, 2021, the Company completed a private offering of $450 million aggregate principal amount of 5.125% Senior Notes due in November 2029 (the “Senior Notes”). Based on market trades of the Senior Notes close to June 30, 2024 and December 31, 2023 (Level 1 fair value measurement), the fair value of the Senior Notes was estimated at approximately $390.9 million and $391.8 million, respectively, compared to a gross carrying value of $450 million at both June 30, 2024 and December 31, 2023. The fair values of the other long-term debt approximated their respective carrying values as of June 30, 2024 and December 31, 2023 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of fuel futures contracts was determined using NYMEX quoted values.

The contingent consideration from the acquisition of the business of Empire Petroleum Partners, LLC in 2020 is measured at fair value at the end of each reporting period and amounted to $3.3 million and $3.4 million as of June 30, 2024 and December 31, 2023, respectively. The fair value methodology for the contingent consideration liability is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. Approximately $0.1 million, $0.1 million, $0.2 million and $0.2 million was recorded as components of interest and other financial expenses in the condensed consolidated statements of operations for the change in the fair value of the contingent consideration for the three and six months ended June 30, 2024 and 2023, respectively, and approximately $0.3 million, $0.9 million, $0.3 million and $1.6 million of income were recorded as components of other expenses, net in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023, respectively.

The public warrants to purchase the Company’s common stock (the “Public Warrants”), of which approximately 14.8 million were outstanding as of June 30, 2024, are measured at fair value at the end of each reporting period and amounted to $6.0 million and $16.3 million as of June 30, 2024 and December 31, 2023, respectively. The fair value methodology for the Public Warrants is categorized as Level 1. Approximately $1.3 million, $0, $10.3 million and $3.8 million were recorded as components of interest and other financial income in the condensed consolidated statements of operations for the change in the fair value of the Public Warrants for the three and six months ended June 30, 2024 and 2023, respectively.

The private warrants to purchase the Company’s common stock (the “Private Warrants”), of which approximately 2.5 million were outstanding as of June 30, 2024, are measured at fair value at the end of each reporting period and amounted to $0.9 million and $2.5 million as of June 30, 2024 and December 31, 2023, respectively. The fair value methodology for the Private Warrants is categorized as Level 2 because certain inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Private Warrants have been recorded at fair value based on a Black-Scholes option pricing model with the following material assumptions based on observable and unobservable inputs:

June 30, 2024
Expected term (in years)	1.5
Expected dividend rate	1.9%
Volatility	46.0%
Risk-free interest rate	4.9%
Strike price	$11.50

For the change in the fair value of the Private Warrants, approximately $0, $0.1 million, $1.5 million and $1.1 million were recorded as components of interest and other financial income in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023, respectively.

The founders of Haymaker (as defined in Note 11 to the annual financial statements) will be entitled to up to 200 thousand shares of common stock to be issued subject to the number of incremental shares of common stock issued to the holders of the Series A redeemable preferred stock not being higher than certain thresholds (the “Additional Deferred Shares”). The Additional Deferred Shares are measured at fair value at the end of each reporting period and amounted to $1.0 million and $1.3 million as of June 30, 2024 and December 31, 2023, respectively. The fair value methodology for the Additional Deferred Shares is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Additional Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

June 30, 2024
Expected term (in years)	2.9
Volatility	38.9%
Risk-free interest rate	4.5%
Stock price	$6.27

For the change in the fair value of the Additional Deferred Shares, approximately $(0.1) million, $0.1 million, $0.3 million and $0.1 million were recorded as components of interest and other financial (expense) income in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023, respectively.

12. Segment Reporting

The reportable segments were determined based on information reviewed by the chief operating decision maker for operational decision-making purposes, and the segment information is prepared on the same basis that the Company’s chief operating decision maker reviews such financial information. The Company’s reportable segments are retail, wholesale, fleet fueling and GPMP. The Company’s chief operating decision maker (“CODM”) utilizes operating income from each segment to assess its operating performance and to make decisions about allocating resources to each segment.

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

With the exception of goodwill, assets and liabilities relevant to the reportable segments are generally not assigned to any particular segment, but rather, managed and reviewed by the CODM at the consolidated level. All reportable segment revenues were generated from sites within the U.S. and substantially all of the Company’s assets were within the U.S.

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

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended June 30, 2024	(in thousands)
Revenues
Fuel revenue	$976,372	$762,693	$140,140	$990	$7,336	$1,887,531
Merchandise revenue	474,248	—	—	—	—	474,248
Other revenues, net	16,735	6,850	2,284	222	293	26,384
Total revenues from external customers	$1,467,355	$769,543	$142,424	$1,212	$7,629	$2,388,163
Inter-segment revenues	$—	$—	$—	$1,282,870	$4,886	$1,287,756
Operating income (loss) from segments	$73,823	$9,131	$11,833	$25,756	$(383)	$120,160
Interest and financial expenses, net				$(8,583)		$(8,583)
Income from equity investment					$28	$28

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended June 30, 2023	(in thousands)
Revenues
Fuel revenue	$1,015,365	$811,139	$121,146	$1,057	$8,393	$1,957,100
Merchandise revenue	484,561	—	—	—	—	484,561
Other revenues, net	18,997	6,110	1,676	277	420	27,480
Total revenues from external customers	$1,518,923	$817,249	$122,822	$1,334	$8,813	$2,469,141
Inter-segment revenues	$—	$—	$—	$1,366,786	$4,545	$1,371,331
Operating income from segments	$77,857	$6,767	$9,344	$27,008	$138	$121,114
Interest and financial expenses, net				$(6,840)		$(6,840)
Loss from equity investment					$(27)	$(27)

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Six Months Ended June 30, 2024	(in thousands)
Revenues
Fuel revenue	$1,800,800	$1,427,207	$272,333	$2,195	$16,328	$3,518,863
Merchandise revenue	888,903	—	—	—	—	888,903
Other revenues, net	33,414	13,708	4,669	429	631	52,851
Total revenues from external customers	$2,723,117	$1,440,915	$277,002	$2,624	$16,959	$4,460,617
Inter-segment revenues	$—	$—	$—	$2,385,411	$10,139	$2,395,550
Operating income (loss) from segments	$107,590	$16,091	$19,810	$49,083	$(385)	$192,189
Interest and financial expenses, net				$(15,111)		$(15,111)
Income from equity investment					$50	$50

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Six Months Ended June 30, 2023	(in thousands)
Revenues
Fuel revenue	$1,858,838	$1,495,987	$248,640	$1,798	$13,501	$3,618,764
Merchandise revenue	884,849	—	—	—	—	884,849
Other revenues, net	37,552	12,601	2,627	447	677	53,904
Total revenues from external customers	$2,781,239	$1,508,588	$251,267	$2,245	$14,178	$4,557,517
Inter-segment revenues	$—	$—	$—	$2,509,408	$7,603	$2,517,011
Operating income from segments	$119,488	$14,317	$17,768	$49,630	$462	$201,665
Interest and financial expenses, net				$(12,090)		$(12,090)
Loss from equity investment					$(63)	$(63)

A reconciliation of operating income from reportable segments to consolidated income before income taxes on the condensed consolidated statements of operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating income from reportable segments	$120,543	$120,976	$192,574	$201,203
All other operating (loss) income	(383)	138	(385)	462
Interest and other financial expenses, net	(8,583)	(6,840)	(15,111)	(12,090)
Amounts not allocated to segments:
Site operating expenses	(3,582)	(3,604)	(6,932)	(6,281)
General and administrative expenses	(41,635)	(41,879)	(82,832)	(81,523)
Depreciation and amortization	(31,734)	(30,995)	(61,606)	(57,552)
Other expenses, net	(261)	(4,956)	(2,737)	(7,676)
Interest and other financial expenses, net	(12,784)	(13,320)	(8,713)	(21,672)
Income before income taxes	$21,581	$19,520	$14,258	$14,871

13. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is subject to certain federal and state environmental laws and regulations associated with sites at which it stores and sells fuel and other fuel products, as well as at owned and leased locations leased or subleased to dealers. As of June 30, 2024 and December 31, 2023, environmental obligations totaled $12.1 million and $13.4 million, respectively. These amounts were recorded as other current and non-current liabilities in the condensed consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or changes in federal and/or state environmental regulations.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle it to be reimbursed for environmental loss mitigation. Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $6.9 million and $7.5 million as of June 30, 2024 and December 31, 2023, respectively, and were recorded as other current and non-current assets in the condensed consolidated balance sheets.

Asset Retirement Obligation

As part of the fuel operations at its retail convenience stores and proprietary cardlock locations, at most of the other owned and leased locations leased to dealers, certain other dealer locations and private cardlock locations, there are aboveground and underground storage tanks for which the Company is responsible. The future cost to remove a storage tank is recognized over the estimated remaining useful life of the storage tank or the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a storage tank is installed. The estimated liability is based upon historical experience in removing storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The Company has recorded an asset retirement obligation of $87.6 million and $85.4 million at June 30, 2024 and December 31, 2023, respectively. The current portion of the asset retirement obligation is included in other current liabilities in the condensed consolidated balance sheets.

Potential Wage and Hour Class Action

A law firm representing store managers in multiple states sent the Company a letter, alleging that the Company violated the Fair Labor Standards Act and state laws by classifying certain store managers as exempt from overtime. The Company has entered into a tolling agreement with opposing counsel to provide the Company with sufficient time to investigate the allegations. The letter did not quantify any alleged damages but stated that the store managers would seek class certification.

Given the uncertainty of the result of any litigation, the undetermined nature of the number of class members, and the fact the Company has not yet fully investigated the allegations, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from this action; therefore, no accrual has been made related to this matter.

Other Legal Matters

The Company is a party to various legal actions, as both plaintiff and defendant, in the ordinary course of business. The Company’s management believes, based on estimations with support from legal counsel for these matters, that these legal actions are routine in nature and incidental to the operation of the Company’s business and that it is not reasonably probable that the ultimate resolution of these matters will have a material adverse impact on the Company’s business, financial condition, results of operations and cash flows.

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

Based in Richmond, VA, we are a leading independent convenience store operator and, as of June 30, 2024, we were the sixth largest convenience store chain in the United States (“U.S.”) ranked by store count, operating 1,548 retail convenience stores. As of June 30, 2024, we operated the stores under more than 25 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, Corner Mart, Dixie Mart, ExpressStop, E-Z Mart®, fas mart®, fastmarket®, Flash Market, Handy Mart, Jetz, Jiffi Stop®, Jiffy Stop, Li’l Cricket, Market Express, Next Door Store®, Pride, Roadrunner Markets, Rose Mart, Rstore, Scotchman®, shore stop®, Speedy’s, SpeedyQ, Town Star, Uncle’s, Village Pantry® and Young’s. As of June 30, 2024, we also supplied fuel to 1,794 dealers and operated 294 cardlock locations (unstaffed fueling locations). We are well diversified geographically and as of June 30, 2024, operated in the District of Columbia and more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern U.S.

Our primary business is the operation of convenience stores, and we generate a significant portion of our revenue from the retail sale of products and fuel at our stores. Consequently, our retail stores generate a large proportion of our profitability. We focus our marketing and merchandising initiatives at our retail stores on offering our customers an assortment of products with an attractive value proposition. Our retail offering includes a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. We have foodservice offerings at approximately 1,240 stores, which include hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. In the first quarter of 2024, we launched an extensive new pizza program that offers private label pizza, at an attractive value of $4.99 for enrolled loyalty members. We currently offer our private label pizza at approximately 1,200 stores as take-and-bake from the freezer, and as fresh and hot pizza either whole or by the slice at approximately 240 stores. We supplement our foodservice offering with approximately 124 quick service major national brand restaurants. Relevant and delicious food offerings are a key strategic priority for us, and we expect to maintain a high degree of focus on frozen grab-n-go and enhanced hot food capabilities. Additionally, we provide a number of traditional convenience store services, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate revenues from car washes at approximately 95 of our locations.

We had approximated 2.14 million enrolled members in our fas REWARDS® loyalty program at the end of the first half of 2024, representing an increase of approximately 45% from the end of the first half of 2023. Our fas REWARDS® loyalty program is available in the majority of our stores and offers enrolled loyalty members in store exclusive promotional pricing, in-app member only HOT deals not available in stores, as well as the ability to earn points that can be redeemed for either fuel or merchandise savings. Other in-app features include order and delivery, age verified offers on tobacco and alcohol, and a store locator with current gas prices at GPM stores nearby to members.

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

Wholesale Segment

Our wholesale segment supplies fuel to dealers, on either a consignment or cost plus basis. For consignment arrangements, we retain ownership of the fuel inventory at the site, are responsible for the pricing of the fuel to the end consumer and share a portion of the gross profit earned from the sale of fuel by the consignment dealers. For cost plus arrangements, we sell fuel to dealers and bulk and spot purchasers on a fixed-fee basis. The sales price is determined according to the terms of the relevant agreement, which typically reflects our total fuel costs plus the cost of transportation and a margin, with us generally retaining the prompt pay discounts and rebates.

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

The following table provides a history of our acquisitions, site conversions and site closings for the periods noted, for the retail, wholesale and fleet fueling segments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Retail Segment	2024	2023	2024	2023
Number of sites at beginning of period	1,540	1,531	1,543	1,404
Acquired sites	21	24	21	159
Newly opened or reopened sites	—	2	1	3
Company-controlled sites converted to consignment or fuel supply locations, net	(2)	(6)	(2)	(11)
Closed, relocated or divested sites	(11)	(4)	(15)	(8)
Number of sites at end of period	1,548	1,547	1,548	1,547

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Wholesale Segment [1]	2024	2023	2024	2023
Number of sites at beginning of period	1,816	1,841	1,825	1,674
Acquired sites	—	9	—	190
Newly opened or reopened sites [2]	11	17	20	24
Consignment or fuel supply locations converted from Company-controlled or fleet fueling sites, net	2	6	2	11
Closed, relocated or divested sites	(35)	(49)	(53)	(75)
Number of sites at end of period	1,794	1,824	1,794	1,824

1 Excludes bulk and spot purchasers.

2 Includes all signed fuel supply agreements irrespective of fuel distribution commencement date.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Fleet Fueling Segment	2024	2023	2024	2023
Number of sites at beginning of period	296	183	298	183
Acquired sites	—	111	—	111
Closed, relocated or divested sites	(2)	(1)	(4)	(1)
Number of sites at end of period	294	293	294	293

Multi-Year Transformation Plan

As part of our focus on accelerating organic growth, we are developing a multi-year transformation plan (the “Transformation Plan”), which is expected to include the following elements:

(i)
Additional targeted capital allocation toward strategic sub-segments of our retail stores intended to drive traffic and improve profitability. We plan to allocate capital based in part on a pilot program, currently in development, designed to improve the customer experience and value proposition, potentially including an expanded and refined offering across a larger store network, with a focus on food and an enhanced in-store experience. Currently, the pilot will focus on seven stores within one of our regions, with the goal of a region-wide roll out before, ultimately, the expansion of this program across our retail footprint. The Company expects to begin implementing the new design in the pilot stores in the fourth quarter of 2024.
(ii)
Increased focused on both our pricing and procurement strategies across our retail stores to support ongoing merchandise margin rate growth.
(iii)
Leveraging our unique, multi-segment operating model through more active conversion of retail stores within our retail segment to dealer sites within our wholesale segment. Following our review of our retail store portfolio, we have identified and expect to convert a meaningful number of retail locations to dealer sites, which we expect will yield greater profitability. Conversions of certain retail stores benefit both our dealers and us. Dealers are able to leverage their own scale by taking additional sites, while we realize higher profit from ongoing fuel supply agreements and rental income than from continuing to operate these stores in our retail segment. These conversions also will allow us to focus and better prioritize future investments in our remaining retail stores. By the end of the third quarter of 2024, we expect to have converted approximately 40 retail stores to dealer sites, of which a small number had converted as of the end of the second quarter of 2024.

As we proceed with this Transformation Plan, we may incur non-recurring associated expenses, including personnel costs, professional services fees, and losses on disposal of assets and impairment charges.

Trends Impacting Our Business

We achieved strong store growth over the last decade, driven primarily by a highly successful acquisition strategy, inclusive of 26 completed acquisitions from 2013 through June 30, 2024. On March 1, 2023, we acquired 135 convenience stores and gas stations, 181 dealer locations, a commercial, government, and industrial business, and certain distribution and transportation assets from Transit Energy Group, LLC (the “TEG Acquisition”). On June 6, 2023, we completed our acquisition of 24 Uncle’s convenience stores located across Western Texas, 68 proprietary GASCARD-branded cardlock sites and 43 private cardlock sites for fleet fueling operations located in Western Texas and Southeastern New Mexico from WTG Fuels Holdings, LLC (the “WTG Acquisition”). On August 15, 2023, we acquired seven Speedy’s convenience stores located in Arkansas and Oklahoma, which were previously locations operated by a dealer to which we supplied fuel (the “Speedy’s Acquisition” and, together with the TEG Acquisition and the WTG Acquisition, the “2023 Acquisitions”). On April 9, 2024, we completed our acquisition of 21 SpeedyQ Markets convenience stores located in Michigan (the “SpeedyQ Acquisition”). Our strategic acquisitions have had, and may continue to have, a significant impact on our reported results and can make period to period comparisons of results difficult. We believe our significant size and scale aids our efforts to successfully deploy our organic growth strategies in our acquired assets, which we anticipate will result in value accretion.

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

Additionally, the significant increase in the rate of inflation in the U.S. in recent years and the effect of higher prevailing interest rates has increased merchandise costs and reduced consumer purchasing power. We have mitigated a portion of these higher costs with retail price increases. The persistence of, or increase in, inflation or high interest rates could negatively impact the demand for our products and services, including due to consumers reducing travel, which could reduce sales volumes. Additionally, because of current labor market conditions and the prevailing wage rates in the markets in which we operate, we have increased wages, which has increased our costs associated with recruiting and retaining qualified personnel.

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

Results of Operations for the three and six months ended June 30, 2024 and 2023

The period-to-period comparisons of our results of operations contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation have been prepared using our condensed consolidated interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Financial Statements”). The following discussion should be read in conjunction with such condensed interim consolidated financial statements and related notes. All figures for fuel contribution and fuel margin per gallon exclude the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel (intercompany charges by GPMP).

Consolidated Results

The table below shows our consolidated results for the three and six months ended June 30, 2024 and 2023, together with certain key metrics.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:	(in thousands)
Fuel revenue	$1,887,531	$1,957,100	$3,518,863	$3,618,764
Merchandise revenue	474,248	484,561	888,903	884,849
Other revenues, net	26,384	27,480	52,851	53,904
Total revenues	2,388,163	2,469,141	4,460,617	4,557,517
Operating expenses:
Fuel costs	1,726,761	1,801,103	3,229,063	3,338,985
Merchandise costs	318,489	329,903	598,226	607,226
Site operating expenses	223,691	218,002	442,622	410,685
General and administrative expenses	42,436	42,660	84,594	83,076

Depreciation and amortization	33,577	32,837	65,293	61,236
Total operating expenses	2,344,954	2,424,505	4,419,798	4,501,208
Other expenses, net	261	4,956	2,737	7,676
Operating income	42,948	39,680	38,082	48,633
Interest and other financial expenses, net	(21,367)	(20,160)	(23,824)	(33,762)
Income before income taxes	21,581	19,520	14,258	14,871
Income tax expense	(7,546)	(5,014)	(839)	(2,856)
Income (loss) from equity investment	28	(27)	50	(63)
Net income	$14,063	$14,479	$13,469	$11,952
Less: Net income attributable to non-controlling interests	—	48	—	101
Net income attributable to ARKO Corp.	$14,063	$14,431	$13,469	$11,851
Series A redeemable preferred stock dividends	(1,445)	(1,434)	(2,859)	(2,852)
Net income attributable to common shareholders	$12,618	$12,997	$10,610	$8,999
Fuel gallons sold	567,609	588,174	1,086,922	1,091,434
Fuel margin, cents per gallon [1]	28.3	26.5	26.7	25.6
Merchandise contribution [2]	$155,759	$154,658	$290,677	$277,623
Merchandise margin [3]	32.8%	31.9%	32.7%	31.4%
Adjusted EBITDA [4]	$80,070	$82,482	$113,235	$127,168
Non-cash rent expense [5]	$3,687	$3,760	$7,171	$6,558

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

2 Calculated as merchandise revenue less merchandise costs.

3 Calculated as merchandise contribution divided by merchandise revenue.

4 Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

5 Non-cash rent expense reflects the extent to which our GAAP rent expense recognized exceeded (or was less than) our cash rent payments. GAAP rent expense varies depending on the terms of our lease portfolio. For newer leases, our rent expense recognized typically exceeds our cash rent payments, whereas, for more mature leases, rent expense recognized is typically less than our cash rent payments.

Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023

For the three months ended June 30, 2024, fuel revenue decreased by $69.6 million, or 3.6%, compared to the second quarter of 2023. The decrease in fuel revenue was attributable primarily to fewer same store gallons sold in the second quarter of 2024 compared to the second quarter of 2023, which was partially offset by incremental gallons sold related to the WTG, Speedy’s and SpeedyQ Acquisitions.

For the three months ended June 30, 2024, merchandise revenue decreased by $10.3 million, or 2.1%, compared to the second quarter of 2023, primarily due to a decrease in same store merchandise revenues and a decrease in merchandise revenue from underperforming retail stores that we closed or converted to dealers, partially offset by incremental revenues from the WTG, Speedy’s and SpeedyQ Acquisitions.

For the three months ended June 30, 2024, other revenue decreased $1.1 million or 4.0% compared to the second quarter of 2023, primarily due to the regulatory state-wide elimination of Virginia skill gaming machine income, which was partially offset by additional revenue from the WTG, Speedy’s and SpeedyQ Acquisitions.

For the three months ended June 30, 2024, total operating expenses decreased by $79.6 million, or 3.3%, compared to the second quarter of 2023. Fuel costs decreased $74.3 million, or 4.1%, compared to the second quarter of 2023 due to both fewer gallons sold and a lower average cost of fuel on a same store basis, which were partially offset by incremental gallons related to the WTG, Speedy’s and SpeedyQ Acquisitions. Merchandise costs decreased $11.4 million, or 3.5%, compared to the second quarter of 2023, consistent with merchandise revenues trends. For the three months ended June 30, 2024, site operating expenses increased $5.7 million, or 2.6%, compared to the second quarter of 2023 due to incremental expenses as a result of the WTG, Speedy’s and SpeedyQ Acquisitions, which was partially offset by a decrease in same store expenses, including lower personnel costs and credit card fees.

For the three months ended June 30, 2024, general and administrative expenses decreased $0.2 million, or 0.5%, compared to the second quarter of 2023, primarily due to a decrease of $1.8 million in share-based compensation expense, partially offset by incremental expenses principally associated with the WTG Acquisition and annual wage increases.

For the three months ended June 30, 2024, depreciation and amortization expenses increased $0.7 million, or 2.3%, compared to the second quarter of 2023, primarily due to assets acquired in the previous twelve-month period.

For the three months ended June 30, 2024, other expenses, net decreased by $4.7 million, compared to the second quarter of 2023 primarily due to lower acquisition costs and lower losses from disposal of assets and impairment charges in the second quarter of 2024.

For the three months ended June 30, 2024, operating income was $42.9 million compared to $39.7 million for the three months ended June 30, 2023. The increase in operating income was primarily due to incremental income from the WTG, Speedy’s and SpeedyQ Acquisitions, an increase in fuel contribution from the fleet fueling sites not part of the WTG Acquisition (the “comparable fleet fueling sites”) and a decrease in same store site operating expenses, which was partially offset by a decrease in same store merchandise and fuel contribution.

For the three months ended June 30, 2024, interest and other financial expenses, net increased by $1.2 million compared to the second quarter of 2023, primarily related to higher average outstanding debt balances, a higher average interest rate for the second quarter of 2024 and higher interest expenses related to financial liabilities, which was partially offset by an increase of $1.0 million in income recorded in the second quarter of 2024 compared to the prior year period for fair value adjustments related to the Public Warrants, Private Warrants and Additional Deferred Shares (each as defined in Note 11 to the Quarterly Financial Statements).

For the three months ended June 30, 2024 and 2023, income tax expense was $7.5 million and $5.0 million, respectively.

For the three months ended June 30, 2024 and 2023, net income attributable to the Company was $14.1 million and $14.4 million, respectively.

For the three months ended June 30, 2024, Adjusted EBITDA was $80.1 million compared to $82.5 million for the three months ended June 30, 2023. The decrease resulted primarily from lower same store merchandise and fuel contribution and regulatory state-wide elimination of Virginia skill gaming machine income, as well as higher general and administrative expenses, partially offset by higher fuel contribution at comparable fleet fueling sites, lower same store operating expenses and incremental Adjusted EBITDA from the WTG, Speedy’s and SpeedyQ Acquisitions. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023

For the six months ended June 30, 2024, fuel revenue decreased by $99.9 million, or 2.8%, compared to the first half of 2023. The decrease in fuel revenue was attributable primarily to a decrease in the average price of fuel compared to the first half of 2023 and fewer same store gallons sold in the first half of 2024 compared to the first half of 2023, which was partially offset by incremental gallons sold related to the 2023 Acquisitions and the SpeedyQ Acquisition.

For the six months ended June 30, 2024, merchandise revenue increased by $4.1 million, or 0.5%, compared to the first half of 2023, primarily due to the 2023 Acquisitions and the SpeedyQ Acquisition. Offsetting this increase was a decrease in same store merchandise revenues and a decrease in merchandise revenue from underperforming retail stores that we closed or converted to dealers.

For the six months ended June 30, 2024, other revenue decreased by $1.1 million, or 2.0%, compared to the first half of 2023, primarily due to the regulatory state-wide elimination of Virginia skill gaming machine income, which was partially offset by additional revenue from the 2023 Acquisitions and the SpeedyQ Acquisition.

For the six months ended June 30, 2024, total operating expenses decreased by $81.4 million, or 1.8%, compared to the first half of 2023. Fuel costs decreased $109.9 million, or 3.3%, compared to the first half of 2023 due to both fewer gallons sold and a lower average cost of fuel on a same store basis, which were partially offset by incremental gallons related to the 2023 Acquisitions and the SpeedyQ Acquisition. Merchandise costs decreased $9.0 million, or 1.5%, compared to the first half of 2023, consistent with merchandise revenues trends. For the six months ended June 30, 2024, site operating expenses increased $31.9 million, or 7.8%, compared to the first half of 2023 due to incremental expenses as a result of the 2023 Acquisitions and the SpeedyQ Acquisition and an increase in same store expenses, including higher personnel costs offset by lower credit card fees.

For the six months ended June 30, 2024, general and administrative expenses increased $1.5 million, or 1.8%, compared to the first half of 2023, primarily due to incremental expenses principally associated with the 2023 Acquisitions, annual wage increases, and consulting support for the development of our Transformation Plan, partially offset by a decrease of $2.5 million in share-based compensation expense and lower incentive accruals.

For the six months ended June 30, 2024, depreciation and amortization expenses increased $4.1 million, or 6.6%, compared to the first half of 2023 primarily due to assets acquired in the previous twelve-month period, largely in connection with the 2023 Acquisitions and the SpeedyQ Acquisition.

For the six months ended June 30, 2024, other expenses, net decreased by $4.9 million, compared to the first half of 2023 primarily due to lower acquisition costs.

For the six months ended June 30, 2024, operating income was $38.1 million compared to $48.6 million for the six months ended June 30, 2023. The decrease in operating income was primarily due to reduced fuel contribution at same stores, wholesale sites not part of the 2023 Acquisitions (the “comparable wholesale sites”) and the comparable fleet fueling sites, a decrease in same store merchandise contribution, and an increase in same store expenses, which was partially offset by incremental income from the 2023 Acquisitions and the SpeedyQ Acquisition.

For the six months ended June 30, 2024, interest and other financial expenses, net decreased by $9.9 million compared to the first half of 2023, primarily related to an increase of $7.0 million in income recorded in the first half of 2024 compared to the prior year period for fair value adjustments related to the Public Warrants, Private Warrants and Additional Deferred Shares and approximately $9.2 million recorded as financial income related to the issuance of the First Installment Shares (as defined in Note 4 to our Quarterly Financial Statements) as payment of deferred consideration and the settlement of deferred consideration related to the TEG Acquisition, which was partially offset by higher average outstanding debt balances, a higher average interest rate for the first half of 2024 and higher interest expenses related to financial liabilities.

For the six months ended June 30, 2024 and 2023, income tax expense was $0.8 million and $2.9 million, respectively.

For the six months ended June 30, 2024 and 2023, net income attributable to the Company was $13.5 million and $11.9 million, respectively.

For the six months ended June 30, 2024, Adjusted EBITDA was $113.2 million compared to $127.2 million for the six months ended June 30, 2023. The decrease resulted primarily from lower same store merchandise and fuel contribution, lower fuel contribution from the comparable wholesale sites and regulatory state-wide elimination of Virginia skill gaming machine income, as well as higher general and administrative expenses and same store expenses, partially offset by incremental Adjusted EBITDA from the 2023 Acquisitions and the SpeedyQ Acquisition. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Segment Results

Disclosure of Incremental Contributions From Acquisitions

In the discussion of our segment results, we disclose certain information with respect to our acquisitions on an “incremental” basis. For example, incremental fuel gallons sold with respect to recent acquisitions. Incremental amounts or gallons related to such acquisitions reflect only the change (i.e. increase) in the contribution of the acquisitions between the referenced periods. For example, if an acquisition was made in 2023, the amounts attributed to 2023 for that acquisition for the period owned were deducted from such acquisition’s 2024 results as presented in the tables below in order to disclose only the change period over period from such acquisition. Because we discuss incremental change in the narratives below, such change may differ from the applicable aggregate information contained in the tables below.

When analyzing the incremental impact of the 2023 Acquisitions for the six months period ended June 30, 2024 compared to 2023, the TEG Acquisition’s results for the three months ended June 30, 2024 and 2023 are excluded as they are already reflected in same store and comparable wholesale sites results, as defined below.

Retail Segment

The table below shows the results of the retail segment for the three and six months ended June 30, 2024 and 2023, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:	(in thousands)
Fuel revenue	$976,372	$1,015,365	$1,800,800	$1,858,838
Merchandise revenue	474,248	484,561	888,903	884,849
Other revenues, net	16,735	18,997	33,414	37,552
Total revenues	1,467,355	1,518,923	2,723,117	2,781,239
Operating expenses:
Fuel costs	872,493	913,437	1,616,734	1,681,245

Merchandise costs	318,489	329,903	598,226	607,226
Site operating expenses	202,550	197,726	400,567	373,280
Total operating expenses	1,393,532	1,441,066	2,615,527	2,661,751
Operating income	$73,823	$77,857	$107,590	$119,488
Fuel gallons sold	283,481	293,584	538,945	542,490
Same store fuel gallons sold decrease (%) [1]	(6.6%)	(2.6%)	(6.6%)	(4.2%)
Fuel contribution [2]	$117,981	$116,624	210,914	204,720
Fuel margin, cents per gallon [3]	41.6	39.7	39.1	37.7
Same store fuel contribution [1,2]	$111,433	$114,746	$193,481	$199,578
Same store merchandise sales (decrease) increase (%) [1]	(5.1%)	0.7%	(4.6%)	2.1%
Same store merchandise sales excluding cigarettes (decrease) increase (%) [1]	(4.0%)	3.8%	(3.5%)	5.6%
Merchandise contribution [4]	$155,759	$154,658	$290,677	$277,623
Merchandise margin [5]	32.8%	31.9%	32.7%	31.4%

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

The tables below show financial information and certain key metrics of recent acquisitions in the retail segment that do not have (or have only partial) comparable information for any of the prior periods.

	For the Three Months Ended June 30, 2024
	Uncle's (WTG) [1]	Speedy's [2]	SpeedyQ [3]	Total
	(in thousands)
Date of Acquisition:	Jun 6, 2023	Aug 15, 2023	Apr 9, 2024
Revenues:
Fuel revenue	$20,928	$5,086	$13,356	$39,370
Merchandise revenue	10,204	2,644	6,738	19,586
Other revenues, net	263	54	227	544
Total revenues	31,395	7,784	20,321	59,500
Operating expenses:
Fuel costs	17,373	4,578	11,814	33,765
Merchandise costs	6,505	1,651	4,873	13,029
Site operating expenses	4,603	922	3,058	8,583
Total operating expenses	28,481	7,151	19,745	55,377
Operating income	$2,914	$633	$576	$4,123
Fuel gallons sold	5,872	1,587	3,857	11,316
Fuel contribution [4]	$3,849	$587	$1,735	$6,171
Merchandise contribution [5]	$3,699	$993	$1,865	$6,557
Merchandise margin [6]	36.3%	37.6%	27.7%

	For the Six Months Ended June 30, 2024
	Uncle's (WTG) [1]	Speedy's [2]	SpeedyQ [3]	Total
	(in thousands)
Date of Acquisition:	Jun 6, 2023	Aug 15, 2023	Apr 9, 2024
Revenues:
Fuel revenue	$40,697	$9,354	$13,356	$63,407
Merchandise revenue	19,351	4,909	6,738	30,998
Other revenues, net	491	106	227	824
Total revenues	60,539	14,369	20,321	95,229
Operating expenses:
Fuel costs	34,437	8,473	11,814	54,724
Merchandise costs	12,378	3,093	4,873	20,344
Site operating expenses	9,293	2,112	3,058	14,463
Total operating expenses	56,108	13,678	19,745	89,531
Operating income	$4,431	$691	$576	$5,698
Fuel gallons sold	11,693	3,003	3,857	18,553
Fuel contribution [4]	$6,845	$1,031	$1,735	$9,611
Merchandise contribution [5]	$6,973	$1,816	$1,865	$10,654
Merchandise margin [6]	36.0%	37.0%	27.7%

1 Includes only the retail stores acquired in the WTG Acquisition.

2 Acquisition of seven Speedy’s retail stores.

3 Acquisition of 21 SpeedyQ retail stores.

4 Calculated as fuel revenue less fuel costs; excludes the estimated fixed margin paid to GPMP for the cost of fuel.

5 Calculated as merchandise revenue less merchandise costs.

6 Calculated as merchandise contribution divided by merchandise revenue.

Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023

Retail Revenues

For the three months ended June 30, 2024, fuel revenue decreased by $39.0 million, or 3.8%, compared to the second quarter of 2023. The decrease in fuel revenue was attributable to a decrease in gallons sold at same stores of approximately 6.6%, or 19.0 million gallons, as well as a $0.02 per gallon decrease in the average retail price of fuel in the second quarter of 2024 compared to the second quarter of 2023. Partially offsetting this decrease was an incremental 9.6 million gallons sold, or $33.3 million in combined fuel revenue contributed by the WTG, Speedy’s and SpeedyQ Acquisitions. Underperforming retail stores, which we closed or converted to dealers over the last 12 months in order to optimize profitability, also negatively impacted gallons sold during the second quarter of 2024.

For the three months ended June 30, 2024, merchandise revenue decreased by $10.3 million, or 2.1%, compared to the second quarter of 2023. The WTG, Speedy’s and SpeedyQ Acquisitions contributed approximately $16.7 million of incremental merchandise revenue. Same store merchandise sales decreased $24.0 million, or 5.1%, for the second quarter of 2024 compared to the second quarter of 2023, primarily caused by a decline in customer transactions reflecting the challenging external environment. About half the decline in same store merchandise revenue was caused by lower contribution from cigarettes, with the remaining decrease from certain core destination categories. In addition, there was a decrease in merchandise revenue from underperforming retail stores that we closed or converted to dealers.

For the three months ended June 30, 2024, other revenues, net decreased by $2.3 million, or 11.9%, compared to the second quarter of 2023, primarily related to the regulatory state-wide elimination of Virginia skill gaming machine income, partially offset by additional income from the WTG, Speedy’s and SpeedyQ Acquisitions.

Retail Operating Income

For the three months ended June 30, 2024, fuel contribution increased $1.4 million, or 1.2%, compared to the same period in 2023. Incremental fuel contribution from the WTG, Speedy’s and SpeedyQ Acquisitions of approximately $5.0 million was partially offset by a decrease in same store fuel contribution of $3.3 million. Same store fuel margin per gallon for the second quarter of 2024 increased to 41.1 cents per gallon from 39.6 cents per gallon for the second quarter of 2023. In addition, a decrease in fuel contribution related to underperforming retail stores that we closed or converted to dealers reduced fuel contribution compared to the second quarter of 2023.

For the three months ended June 30, 2024, merchandise contribution increased $1.1 million, or 0.7%, compared to the same period in 2023, and merchandise margin increased to 32.8% compared to 31.9% in the prior period. The increase was due to $5.6 million in incremental merchandise contribution from the WTG, Speedy’s and SpeedyQ Acquisitions which was partially offset by a decrease in same store merchandise contribution of approximately $4.2 million. Same store merchandise contribution decreased in the second quarter of 2024 primarily due to lower contribution from certain core destination categories, as well as cigarettes. Same store merchandise margin increased to 32.8% in the second quarter of 2024 from 32.0% in the second quarter of 2023.

For the three months ended June 30, 2024, site operating expenses increased $4.8 million, or 2.4%, compared to the three months ended June 30, 2023, primarily due to $7.4 million of incremental expenses related to the WTG, Speedy’s and SpeedyQ Acquisitions. The increase in site operating expenses was partially offset by underperforming retail stores that we closed or converted to dealers. Same store operating expenses decreased $0.9 million, or 0.5%, primarily related to lower personnel costs and lower credit card fees.

Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023

Retail Revenues

For the six months ended June 30, 2024, fuel revenue decreased by $58.0 million, or 3.1%, compared to the first half of 2024. The decrease in fuel revenue was attributable to a $0.09 per gallon decrease in the average retail price of fuel in the first half of 2024 compared to the first half of 2023, primarily due to market factors, as well as a decrease in same store gallons sold of approximately 6.6%, or 34.9 million gallons. Partially offsetting this decrease was an incremental 32.6 million gallons sold, or $105.5 million in fuel revenue contributed by the 2023 Acquisitions and the SpeedyQ Acquisition. Underperforming retail stores, which we closed or converted to dealers over the last 12 months in order to optimize profitability, also negatively impacted gallons sold during the first half of 2024.

For the six months ended June 30, 2024, merchandise revenue increased by $4.1 million, or 0.5%, compared to the first half of 2023. The 2023 Acquisitions and the SpeedyQ Acquisition contributed approximately $49.3 million of incremental merchandise revenue. Same store merchandise sales decreased $39.7 million, or 4.6%, for the first half of 2024 compared to the first half of 2023. About half the decline in same store merchandise revenue was caused by lower revenue from cigarettes and the remaining decline related to lower revenue from the Company’s six core destination categories (packaged beverages, candy, salty snacks, packaged sweet snacks, alternative snacks and beer) and other categories, reflecting the challenging external environment. In addition, there was a decrease in merchandise revenue from underperforming retail stores that we closed or converted to dealers.

For the six months ended June 30, 2024, other revenues, net decreased by $4.1 million, or 11.0%, compared to the first half of 2023, primarily related to the regulatory state-wide elimination of Virginia skill gaming machine income, partially offset by additional income from the 2023 Acquisitions and the SpeedyQ Acquisition.

Retail Operating Income

For the six months ended June 30, 2024, fuel contribution increased $6.2 million, or 3.0%, compared to the same period in 2023. Incremental fuel contribution from the 2023 Acquisitions and the SpeedyQ Acquisition of approximately $12.8 million was partially offset by a decrease in same store fuel contribution of $6.1 million. Same store fuel margin per gallon for the first half of 2024 increased to 39.3 cents per gallon from 37.8 cents per gallon for the first half of 2023. In addition, a decrease in fuel contribution related to underperforming retail stores that we closed or converted to dealers decreased fuel contribution compared to the first half of 2023.

For the six months ended June 30, 2024, merchandise contribution increased $13.1 million, or 4.7%, compared to the same period in 2023, and merchandise margin increased to 32.7% compared to 31.4% in the prior period. The increase was due to $17.0 million in incremental merchandise contribution from the 2023 Acquisitions and the SpeedyQ Acquisition which was partially offset by a decrease in same store merchandise contribution of approximately $3.3 million. Same store merchandise contribution decreased in the first half of 2024 primarily due to lower contribution from several core destination categories and cigarettes, partially offset by higher contribution from other tobacco products and franchises. Same store merchandise margin was 32.6% in the first half of 2024 compared to 31.5% in the first half of 2023.

For the six months ended June 30, 2024, site operating expenses increased $27.3 million, or 7.3%, compared to the six months ended June 30, 2023, primarily due to $25.9 million of incremental expenses related to the 2023 Acquisitions and the SpeedyQ Acquisition. Same store operating expenses increased $4.6 million, or 1.3%, with the increase related to hourly wage rate growth, accelerated repairs and maintenance, and elevated workers’ compensation claims related to first quarter 2024 events, offset by lower credit card fees. The increase in site operating expenses was partially offset by underperforming retail stores that we closed or converted to dealers.

Wholesale Segment

The table below shows the results of the wholesale segment for the three and six months ended June 30, 2024 and 2023, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:	(in thousands)
Fuel revenue	$762,693	$811,139	$1,427,207	$1,495,987
Other revenues, net	6,850	6,110	13,708	12,601
Total revenues	769,543	817,249	1,440,915	1,508,588
Operating expenses:
Fuel costs	750,846	800,286	1,405,959	1,474,977
Site operating expenses	9,566	10,196	18,865	19,294
Total operating expenses	760,412	810,482	1,424,824	1,494,271
Operating income	$9,131	$6,767	$16,091	$14,317
Fuel gallons sold – fuel supply locations	203,561	213,136	390,292	395,563
Fuel gallons sold – consignment agent locations	39,338	44,534	76,842	82,496
Fuel margin, cents per gallon [1] – fuel supply locations	6.0	5.9	6.1	6.0
Fuel margin, cents per gallon [1] – consignment agent locations	29.7	25.3	27.2	25.8

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel.

The table below shows financial information and certain key metrics of recent acquisitions in the wholesale segment that have only partial comparable information for the prior periods.

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
	WTG [1]
	(in thousands)
Date of Acquisition:	Jun 6, 2023
Revenues:
Fuel revenue	$2,882	$5,966
Other revenues, net	14	29
Total revenues	2,896	5,995
Operating expenses:
Fuel costs	2,741	5,700
Site operating expenses	68	136
Total operating expenses	2,809	5,836
Operating income	$87	$159
Fuel gallons sold	811	1,682

1 Includes only the wholesale business acquired in the WTG Acquisition.

Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023

Wholesale Revenues

For the three months ended June 30, 2024, fuel revenue decreased by $48.4 million, or 6.0%, compared to the second quarter of 2023. Wholesale revenues were negatively impacted by a 5.7% decrease in gallons sold and a decline in the average price of fuel in the second quarter of 2024 compared to the second quarter of 2023. Of total gallons sold, the WTG Acquisition contributed approximately 0.6 million incremental gallons, which were fully offset by lower volumes at comparable wholesale sites.

Wholesale Operating Income

For the three months ended June 30, 2024, wholesale operating income increased $2.4 million, compared to the second quarter of 2023. Fuel contribution was similar for the three months ended June 30, 2024 and 2023. Other revenues, net increased by approximately $0.7 million primarily due to vendor rebates.

For the three months ended June 30, 2024, site operating expenses decreased $0.6 million compared to the three months ended June 30, 2023 primarily due to lower credit card fees.

Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023

Wholesale Revenues

For the six months ended June 30, 2024, fuel revenue decreased by $68.8 million, or 4.6%, compared to the first half of 2023. Wholesale revenues were negatively impacted by a 2.3% decrease in gallons sold and by a decrease in the average price of fuel in the first half of 2024 compared to the first half of 2023. Of total gallons sold, the 2023 Acquisitions contributed approximately 18.4 million incremental gallons, which were fully offset by lower volumes at comparable wholesale sites.

Wholesale Operating Income

For the six months ended June 30, 2024, wholesale operating income increased $1.8 million, compared to the first half of 2023, primarily due to an increase in other revenues, net of $1.1 million. Fuel contribution decreased by approximately $0.3 million, inclusive of approximately $1.3 million of incremental fuel contribution from the 2023 Acquisitions. At fuel supply locations, fuel contribution increased by $0.2 million, and fuel margin per gallon also increased for the first half of 2024 compared to the first half of 2023, primarily due to incremental contribution from the 2023 Acquisitions which was partially offset by decreased prompt pay discounts related to lower fuel costs and lower volumes at comparable wholesale sites. At consignment agent locations, fuel contribution decreased $0.5 million, while fuel margin per gallon increased for the first half of 2024 compared to the first half of 2023, primarily due to the incremental contribution from the 2023 Acquisitions, which was partially offset by lower rack-to-retail margins and decreased prompt pay discounts related to lower fuel costs.

For the six months ended June 30, 2024, site operating expenses decreased $0.4 million compared to the six months ended June 30, 2023.

Fleet Fueling Segment

The table below shows the results of the fleet fueling segment for the three and six months ended June 30, 2024 and 2023, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:	(in thousands)
Fuel revenue	$140,140	$121,146	$272,333	$248,640
Other revenues, net	2,284	1,676	4,669	2,627
Total revenues	142,424	122,822	277,002	251,267
Operating expenses:
Fuel costs	124,149	108,435	244,207	223,666
Site operating expenses	6,442	5,043	12,985	9,833
Total operating expenses	130,591	113,478	257,192	233,499
Operating income	$11,833	$9,344	$19,810	$17,768
Fuel gallons sold – proprietary cardlock locations	35,678	32,417	69,127	63,433
Fuel gallons sold – third-party cardlock locations	3,271	2,036	6,470	3,646
Fuel margin, cents per gallon [1] – proprietary cardlock locations	49.1	43.9	45.1	44.2
Fuel margin, cents per gallon [1] – third-party cardlock locations	10.1	7.7	8.9	4.9

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed fee paid to GPMP for the cost of fuel.

The table below shows financial information and certain key metrics of recent acquisitions in the fleet fueling segment that have only partial comparable information for the prior periods.

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
	WTG [1]
	(in thousands)
Date of Acquisition:	Jun 6, 2023
Revenues:
Fuel revenue	$18,535	$34,770
Other revenues, net	1,028	2,198
Total revenues	19,563	36,968
Operating expenses:
Fuel costs	16,065	30,803
Site operating expenses	1,152	2,263
Total operating expenses	17,217	33,066
Operating income	$2,346	$3,902
Fuel gallons sold	5,177	9,733

1 Includes only the fleet fueling business acquired in the WTG Acquisition.

Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023

Fleet Fueling Revenues

For the three months ended June 30, 2024, fuel revenue increased by $19.0 million, or 15.7%, compared to the second quarter of 2023. Fleet fueling revenues benefited from a 13.0% increase in gallons sold, including from the WTG Acquisition, and an increase in the average price of fuel in the second quarter of 2024 compared to the second quarter of 2023.

Fleet Fueling Operating Income

For the three months ended June 30, 2024, fuel contribution increased by $3.5 million compared to the second quarter of 2023. At proprietary cardlocks, fuel contribution increased by $3.3 million, and fuel margin per gallon also increased for the second quarter of 2024 compared to the second quarter of 2023. At third-party cardlock locations, fuel contribution increased $0.2 million, and fuel margin per gallon also increased for the second quarter of 2024 compared to the second quarter of 2023. These changes were primarily due to higher volumes and the cardlocks acquired in the WTG Acquisition.

For the three months ended June 30, 2024, site operating expenses increased $1.4 million compared to the three months ended June 30, 2023, primarily due to the WTG Acquisition.

Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023

Fleet Fueling Revenues

For the six months ended June 30, 2024, fuel revenue increased by $23.7 million, or 9.5%, compared to the first half of 2023. Fleet fueling revenues benefited from a 12.7% increase in gallons sold, including from the WTG Acquisition, which were partially offset by a decrease in the average price of fuel in the first half of 2024 compared to the first half of 2023.

Fleet Fueling Operating Income

For the six months ended June 30, 2024, fuel contribution increased by $3.6 million compared to the first half of 2023. At proprietary cardlocks, fuel contribution increased by $3.2 million, and fuel margin per gallon also increased for the first half of 2024 compared to the first half of 2023. At third-party cardlock locations, fuel contribution increased $0.4 million, and fuel margin per gallon also increased for the first half of 2024 compared to the first half of 2023. These changes were primarily due to higher volumes and the cardlocks acquired in the WTG Acquisition.

For the six months ended June 30, 2024, site operating expenses increased $3.2 million compared to the six months ended June 30, 2023 primarily due to the WTG Acquisition.

GPMP Segment

The table below shows the results of the GPMP segment for the three and six months ended June 30, 2024 and 2023, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:	(in thousands)
Fuel revenue - inter-segment	$1,280,016	$1,364,041	$2,379,867	$2,504,106
Fuel revenue - external customers	990	1,057	2,195	1,798
Other revenues, net	222	277	429	447
Other revenues, net - inter-segment	2,854	2,745	5,544	5,302
Total revenues	1,284,082	1,368,120	2,388,035	2,511,653
Operating expenses:
Fuel costs	1,255,682	1,338,489	2,333,503	2,456,786
General and administrative expenses	801	781	1,762	1,553
Depreciation and amortization	1,843	1,842	3,687	3,684
Total operating expenses	1,258,326	1,341,112	2,338,952	2,462,023
Operating income	$25,756	$27,008	$49,083	$49,630
Fuel gallons sold - inter-segment	506,453	532,050	968,961	982,269
Fuel gallons sold - external customers	182	397	539	680
Fuel margin, cents per gallon [1]	5.0	5.0	5.0	5.0

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023

GPMP Revenues

For the three months ended June 30, 2024, fuel revenue decreased by $84.1 million compared to the second quarter of 2023. The decrease in fuel revenue was attributable to a decrease in gallons sold as compared to the second quarter of 2023 and a decrease in the average price of fuel.

For the three months ended June 30, 2024 and 2023, other revenues, net, primarily related to rental income from certain sites leased to dealers, were similar. Inter-segment other revenues, net related to the fixed fee primarily charged to sites in the fleet fueling segment (currently 5.0 cents per gallon sold).

GPMP Operating Income

Fuel margin decreased by $1.3 million for the second quarter of 2024, compared to the second quarter of 2023, primarily due to fewer gallons sold to the retail and wholesale segments at a fixed margin.

For the three months ended June 30, 2024, total general, administrative, depreciation and amortization expenses were similar to those in the second quarter of 2023.

Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023

GPMP Revenues

For the six months ended June 30, 2024, fuel revenue decreased by $123.8 million compared to the first half of 2023. The decrease in fuel revenue was attributable to a decrease in gallons sold as compared to the first half of 2023 and a decrease in the average price of fuel.

For the six months ended June 30, 2024 and 2023, other revenues, net, primarily related to rental income from certain sites leased to dealers, were similar. Inter-segment other revenues, net related to the fixed fee primarily charged to sites in the fleet fueling segment (currently 5.0 cents per gallon sold).

GPMP Operating Income

Fuel margin decreased by $0.6 million for the first half of 2024, compared to the first half of 2023, primarily due to fewer gallons sold to the retail and wholesale segments at a fixed margin.

For the six months ended June 30, 2024, total general, administrative, depreciation and amortization expenses increased $0.2 million, compared to the first half of 2023.

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

We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by excluding the gain or loss on disposal of assets, impairment charges, acquisition costs, share-based compensation expense, and other unusual or non-recurring charges. Both EBITDA and Adjusted EBITDA are non-GAAP financial measures.

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

The following table contains a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income	$14,063	$14,479	$13,469	$11,952
Interest and other financing expenses, net	21,367	20,160	23,824	33,762
Income tax expense	7,546	5,014	839	2,856
Depreciation and amortization	33,577	32,837	65,293	61,236
EBITDA	76,553	72,490	103,425	109,806
Acquisition costs (a)	1,510	3,277	2,190	6,853
Loss on disposal of assets and impairment charges (b)	721	2,991	3,385	3,278
Share-based compensation expense (c)	2,784	4,555	6,113	8,624
(Income) loss from equity investment (d)	(28)	27	(50)	63
Fuel taxes received in arrears (e)	—	—	(565)	—
Adjustment to contingent consideration (f)	(310)	(922)	(292)	(1,624)
Other (g)	(1,160)	64	(971)	168
Adjusted EBITDA	$80,070	$82,482	$113,235	$127,168

Additional information
Non-cash rent expense (h)	$3,687	$3,760	$7,171	$6,558

(a)
Eliminates costs incurred that are directly attributable to business acquisitions and salaries of employees whose primary job function is to execute our acquisition strategy and facilitate integration of acquired operations.

(b)
Eliminates the non-cash loss from the sale of property and equipment, the loss recognized upon the sale of related leased assets and impairment charges on property and equipment and right-of-use assets related to closed and non-performing sites.
(c)
Eliminates non-cash share-based compensation expense related to the equity incentive program in place to incentivize, retain, and motivate our employees, certain non-employees, and members of our Board.
(d)
Eliminates our share of (income) loss attributable to our unconsolidated equity investment.
(e)
Eliminates the receipt of historical fuel tax amounts for multiple prior periods.
(f)
Eliminates fair value adjustments to the contingent consideration owed to the seller for the 2020 Empire acquisition.
(g)
Eliminates other unusual or non-recurring items that we do not consider to be meaningful in assessing operating performance.
(h)
Non-cash rent expense reflects the extent to which our GAAP rent expense recognized exceeded (or was less than) our cash rent payments. GAAP rent expense varies depending on the terms of our lease portfolio. For newer leases, our rent expense recognized typically exceeds our cash rent payments, whereas, for more mature leases, rent expense recognized is typically less than our cash rent payments.

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

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness, depending on market conditions. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions, or other events may cause us to seek additional debt or equity financing in future periods. Additional debt financing could impose increased cash payment obligations, as well as covenants that may restrict our operations. There can be no guarantee that financing will be available on acceptable terms or at all. As of June 30, 2024, approximately 49% of our debt bore interest at variable rates, an increase from approximately 46% as of December 31, 2023, which has increased our interest rate risk and may require that we use more of our cash flow for the payment of interest if prevailing interest rates continue to increase or we incur additional indebtedness under our variable rate facilities or otherwise. See also “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

As of June 30, 2024, we were in a strong liquidity position of approximately $806 million, consisting of approximately $232 million of cash and cash equivalents and approximately $574 million of availability under our lines of credit available for certain purposes. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations from our existing cash balances. As of June 30, 2024, we had no outstanding borrowings under our $140.0 million PNC Line of Credit (as defined below), $24.5 million of unused availability under the M&T equipment line of credit, described below, and $418.7 million of unused availability under our $800 million Capital One Line of Credit (as defined below), which we may elect to increase up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms.

The Board declared, and the Company paid, dividends of $0.03 per share of common stock on each of March 21, 2024 and May 31, 2024, totaling approximately $7.1 million. Additionally, the Board declared a quarterly dividend of $0.03 per share of common stock to be paid on August 30, 2024 to stockholders of record as of August 19, 2024. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will evaluate dividend payments within the context of our overall capital allocation strategy on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends.

In May 2024, the Board increased the size of our share repurchase program for up to an aggregate of $125.0 million of our outstanding shares of common stock, from an aggregate of $100.0 million of our outstanding shares of common stock. During the six months ended June 30, 2024, inclusive of the repurchase of the First Installment Shares from TEG, we repurchased approximately 4.8 million shares of common stock under the share repurchase program for approximately $28.3 million, or an average share price of $5.89. The share repurchase program does not have a stated expiration date. Whether and the extent to which we repurchase shares depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c)of the Exchange Act, privately negotiated transactions, pursuant to accelerated share repurchase agreements entered into with one or more counterparties, or otherwise.

To date, we have funded capital expenditures primarily through funds generated from operations, funds received from vendors, sale-leaseback transactions, the issuance of debt and existing cash. Future capital required to finance operations, acquisitions, and raze-and-rebuild, functionally remodel and fully remodel and update stores is expected to come from cash on hand, cash generated by operations, availability under lines of credit, and additional long-term debt and equipment leases, as circumstances may dictate. In the short- to medium-term, we currently expect that our capital spending program will be primarily focused on remodeling and updating stores, including as part of our Transformation Plan, and maintaining our properties and equipment. In the medium- to long-term, we currently expect that our capital spending program will align with our Transformation Plan. We do not expect such capital needs to adversely affect liquidity. We are always opportunistic on expansion of our store base thorough acquisitions and will evaluate such opportunities in concert with our capital spending program.

Cash Flows for the Six Months Ended June 30, 2024 and 2023

Net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2024 and 2023 was as follows:

	For the Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$89,974	$45,986
Investing activities	(52,647)	(235,224)
Financing activities	(27,671)	107,768
Effect of exchange rates	(38)	(21)
Total	$9,618	$(81,491)

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

For the six months ended June 30, 2024, cash flows provided by operating activities were $90.0 million compared to $46.0 million for the six months ended June 30, 2023. The increase was primarily the result of approximately $17.9 million of lower net tax payments and incremental vendor incentives received, which were partially offset by approximately $8.0 million of higher net interest payments and a decrease in Adjusted EBITDA of $13.9 million. Cash flows provided by operating activities for the six months ended June 30, 2023 were unfavorably impacted by the investment in working capital associated with the WTG Acquisition.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the six months ended June 30, 2024, cash used in investing activities decreased by $182.6 million compared to the six months ended June 30, 2023. For the six months ended June 30, 2024, we utilized $48.5 million for capital expenditures, including the purchase of certain fee properties, upgrades to fuel dispensers and other investments in our stores. We paid $9.4 million in net consideration for the SpeedyQ Acquisition, reflecting $54.5 million in aggregate purchase consideration, offset by $45.0 million paid by an affiliate of Oak Street Real Estate Capital Net Lease Property Fund, LP under the Company’s standby real estate purchase, designation and lease program agreement. Cash used in investing activities for the six months ended June 30, 2023 were impacted by the purchase consideration for the TEG Acquisition and the WTG Acquisition.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount of our lines of credit and debt, and issuance of common and preferred stock, net of dividends paid and common stock repurchases.

For the six months ended June 30, 2024, financing activities consisted primarily of net receipts of $33.7 million for long-term debt, repayments of $2.3 million for financing leases, $7.1 million for dividend payments on common stock, $2.9 million for dividend payments on the Series A redeemable preferred stock and $32.0 million for common stock repurchases, including the repurchase of the First Installment Shares originally issued to pay deferred consideration in the TEG Acquisition. We also made an early payment of $17.2 million, as payment in full and as a discount for the $25.0 million deferred consideration in the TEG Acquisition which would have been due on March 1, 2025. See Note 4 to our Quarterly Financial Statements.

Credit Facilities and Senior Notes

Senior Notes

As of June 30, 2024, the Company had outstanding $450 million aggregate principal amount of its 5.125% Senior Notes due 2029 (the “Senior Notes”). Issued in October 2021, the Senior Notes are guaranteed, on an unsecured senior basis, by certain of the Company’s wholly owned domestic subsidiaries (the “Guarantors”). The indenture governing the Senior Notes contains customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, (vii) effect mergers and (viii) incur indebtedness. The Senior Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ respective existing and future senior unsubordinated indebtedness and are effectively subordinated to all of the Company’s and the Guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated to any existing and future obligations of subsidiaries of the Company that are not Guarantors.

Financing Agreement with PNC

GPM and certain subsidiaries have a financing arrangement (as amended, the “PNC Credit Agreement”) with PNC Bank National Association (“PNC”) to provide a line of credit with an aggregate principal amount of up to $140 million for purposes of financing working capital (the “PNC Line of Credit”).

The PNC Line of Credit bears interest, as elected by GPM at: (a) SOFR Adjusted plus Term SOFR (as defined in the PNC Credit Agreement) plus a margin of 1.25% to 1.75% or (b) a rate per annum equal to the alternate base rate (as defined in the PNC Credit Agreement) plus a margin of 0% to 0.50%. Every quarter, the SOFR margin rate and the alternate base rate margin rate are updated based on the quarterly average undrawn availability of the line of credit. The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. As of June 30, 2024, $9.1 million of letters of credit were outstanding under the PNC Credit Agreement.

Financing Agreements with M&T Bank

As of June 30, 2024, GPM has a financing arrangement with M&T Bank that provides a line of credit for up to $45.0 million to purchase equipment on or before September 2026, which may be borrowed in tranches, as well as an aggregate original principal amount of $49.5 million of real estate loans (the “M&T Term Loans”). As of June 30, 2024, approximately $24.5 million remained available under the equipment line of credit.

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

On March 26, 2024, GPMP, Capital One and the guarantors and lenders party thereto entered into an amendment to the Capital One Line of Credit, to facilitate the borrowing and use of up to $36.5 million of the Capital One Line of Credit for the settlement of the Installment Payments as provided for in the TEG Purchase Agreement Amendment. The other material terms of the Capital One Line of Credit remain unchanged. The Capital One Line of Credit matures on May 5, 2028. As of June 30, 2024, approximately $380.8 million was drawn on the Capital One Line of Credit, $0.5 million of letters of credit were outstanding under the Capital One Line of Credit and approximately $418.7 million was available thereunder.

The Capital One Line of Credit bears interest, as elected by GPMP at: (a) Adjusted Term SOFR (as defined in the agreement) plus a margin of 2.25% to 3.25% or (b) a rate per annum equal to the alternate base rate (as defined in the agreement) plus a margin of 1.25% to 2.25%. The margin is determined according to a formula in the Capital One Line of Credit that depends on GPMP’s leverage.

Critical Accounting Estimates

For the six months ended June 30, 2024, there were no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that have had a material impact on our condensed consolidated financial statements and related notes.

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

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The Senior Notes bear a fixed interest rate, therefore, an increase or decrease in prevailing interest rates has no impact on our debt service for the Senior Notes. As of June 30, 2024, the interest rate on our Capital One Line of Credit was 8.2%, the interest rate on our M&T Term Loans was 8.3% and the interest rate on the variable portion of our M&T equipment loan was 8.1% (approximately $14.7 million of the total loan). As of June 30, 2023, the interest rate on our Capital One Line of Credit was 7.7% and the interest rate on our M&T Term Loan was 8.3% (the entire M&T equipment loan had a fixed rate). As of June 30, 2024, approximately 49% of our debt bore interest at variable rates. Based on the outstanding balances as of June 30, 2024, if our applicable interest rates increase by 1%, then our debt service on an annual basis would increase by approximately $4.4 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes to the Company’s Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the calendar quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 13 to the Quarterly Financial Statements, which information is incorporated herein by reference.

Item 1A. Risk Factors

During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our share repurchase activity for the quarter ended June 30, 2024 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 to April 30, 2024	—	$—	—	$—
May 1, 2024 to May 31, 2024 [1]	11,866	5.65	—	—
June 1, 2024 to June 30, 2024	—	—	—	—
Total	11,866	$5.65	—	$—

1 We repurchased these shares of our common stock in connection with the net settlement of shares issued as a result of the vesting of restricted stock units and performance-based restricted stock units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit 10.1	Amendment to the ARKO Corp. 2020 Incentive Compensation Plan

Exhibit 31.1+

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2024.

Exhibit 31.2+

Certification by Robert Giammatteo, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2024.

Exhibit 32.1++

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2024.

Exhibit 32.2++

Certification by Robert Giammatteo, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2024.

101

The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Filed herewith.

++ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2024		ARKO Corp.

	By:	/s/ Robert Giammatteo
	Name:	Robert Giammatteo
	Title:	Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial and Accounting Officer)