Form 10-Q
period 2024-09-30
ARKO Corp.
filed 2024-11-07
CIK 1823794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024.

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

As of November 5, 2024, the registrant had 115,771,318 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q, and described from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update forward-looking statements, except to the extent required by applicable law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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
•
our ability to make acquisitions and divestitures on economically acceptable terms;
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

Item 1. Financial Statements

ARKO Corp.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$291,697	$218,120
Restricted cash	27,314	23,301
Short-term investments	5,132	3,892
Trade receivables, net	117,890	134,735
Inventory	236,487	250,593
Other current assets	101,428	118,472
Total current assets	779,948	749,113
Non-current assets:
Property and equipment, net	740,761	742,610
Right-of-use assets under operating leases	1,406,429	1,384,693
Right-of-use assets under financing leases, net	159,110	162,668
Goodwill	300,032	292,173
Intangible assets, net	187,999	214,552
Equity investment	2,964	2,885
Deferred tax asset	58,573	52,293
Other non-current assets	52,485	49,377
Total assets	$3,688,301	$3,650,364
Liabilities
Current liabilities:
Long-term debt, current portion	$15,372	$16,792
Accounts payable	209,102	213,657
Other current liabilities	173,578	179,536
Operating leases, current portion	70,120	67,053
Financing leases, current portion	11,175	9,186
Total current liabilities	479,347	486,224
Non-current liabilities:
Long-term debt, net	869,323	828,647
Asset retirement obligation	87,331	84,710
Operating leases	1,424,834	1,395,032
Financing leases	211,380	213,032
Other non-current liabilities	236,081	266,602
Total liabilities	3,308,296	3,274,247
Commitments and contingencies — see Note 13
Series A redeemable preferred stock (no par value) - authorized: 1,000,000 shares; issued and outstanding: 1,000,000 and 1,000,000 shares, respectively; redemption value: $100,000 and $100,000, in the aggregate, respectively	100,000	100,000
Shareholders' equity:
Common stock (par value $0.0001) - authorized: 400,000,000 shares; issued: 130,153,836 and 125,268,525 shares, respectively; outstanding: 115,771,318 and 116,171,208 shares, respectively	12	12
Treasury stock, at cost - 14,382,518 and 9,097,317 shares, respectively	(106,123)	(74,134)
Additional paid-in capital	272,604	245,007
Accumulated other comprehensive income	9,119	9,119
Retained earnings	104,393	96,097
Total shareholders' equity	280,005	276,101
Non-controlling interest	—	16
Total equity	280,005	276,117
Total liabilities, redeemable preferred stock and equity	$3,688,301	$3,650,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Fuel revenue [1]	$1,783,871	$2,086,392	$5,302,734	$5,705,156
Merchandise revenue	469,616	506,425	1,358,519	1,391,274
Other revenues, net	25,749	29,237	78,600	83,141
Total revenues	2,279,236	2,622,054	6,739,853	7,179,571
Operating expenses:
Fuel costs [1]	1,626,399	1,923,869	4,855,462	5,262,854
Merchandise costs	315,597	345,699	913,823	952,925
Site operating expenses	222,744	226,698	665,366	637,383
General and administrative expenses	38,636	44,116	123,230	127,192
Depreciation and amortization	33,132	33,713	98,425	94,949
Total operating expenses	2,236,508	2,574,095	6,656,306	7,075,303
Other expenses, net	1,159	3,885	3,896	11,561
Operating income	41,569	44,074	79,651	92,707
Interest and other financial income	3,135	9,371	26,462	18,897
Interest and other financial expenses	(26,759)	(23,950)	(73,910)	(67,238)
Income before income taxes	17,945	29,495	32,203	44,366
Income tax expense	(8,300)	(7,993)	(9,139)	(10,849)
Income (loss) from equity investment	29	(14)	79	(77)
Net income	$9,674	$21,488	$23,143	$33,440
Less: Net income attributable to non-controlling interests	—	48	—	149
Net income attributable to ARKO Corp.	$9,674	$21,440	$23,143	$33,291
Series A redeemable preferred stock dividends	(1,446)	(1,449)	(4,305)	(4,301)
Net income attributable to common shareholders	$8,228	$19,991	$18,838	$28,990
Net income per share attributable to common shareholders – basic	$0.07	$0.17	$0.16	$0.24
Net income per share attributable to common shareholders – diluted	$0.07	$0.17	$0.16	$0.24
Weighted average shares outstanding:
Basic	115,771	118,389	116,262	119,505
Diluted	117,888	120,292	117,342	120,602
Supplemental information:
[1] Includes excise tax of:	$301,998	$311,921	$875,228	$883,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Changes in Equity

(Unaudited, in thousands, except share data)

	Common Stock		Treasury	Additional	Accumulated Other	Retained	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	Earnings	Shareholders' Equity	Controlling Interests	Total Equity
Balance at July 1, 2023	118,842,462	$12	$(53,804)	$238,617	$9,119	$83,533	$277,477	$39	$277,516
Share-based compensation	—	—	—	4,614	—	—	4,614	—	4,614
Transactions with non-controlling interests	—	—	—	40	—	—	40	(40)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(60)	(60)
Dividends on redeemable preferred stock	—	—	—	—	—	(1,449)	(1,449)	—	(1,449)
Dividends declared (3 cents per share)	—	—	—	—	—	(3,559)	(3,559)	—	(3,559)
Common stock repurchased	(1,540,642)	—	(11,750)	—	—	—	(11,750)	—	(11,750)
Net income	—	—	—	—	—	21,440	21,440	48	21,488
Balance at September 30, 2023	117,301,820	$12	$(65,554)	$243,271	$9,119	$99,965	$286,813	$(13)	$286,800

Balance at July 1, 2024	115,771,318	$12	$(106,123)	$270,455	$9,119	$99,638	$273,101	$—	$273,101
Share-based compensation	—	—	—	2,149	—	—	2,149	—	2,149
Dividends on redeemable preferred stock	—	—	—	—	—	(1,446)	(1,446)	—	(1,446)
Dividends declared (3 cents per share)	—	—	—	—	—	(3,473)	(3,473)	—	(3,473)
Net income	—	—	—	—	—	9,674	9,674	—	9,674
Balance at September 30, 2024	115,771,318	$12	$(106,123)	$272,604	$9,119	$104,393	$280,005	$—	$280,005

	Common Stock		Treasury	Additional	Accumulated Other	Retained	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	Earnings	Shareholders' Equity	Controlling Interests	Total Equity
Balance at January 1, 2023	120,074,542	$12	$(40,042)	$229,995	$9,119	$81,750	$280,834	$56	$280,890
Share-based compensation	—	—	—	13,238	—	—	13,238	—	13,238
Transactions with non-controlling interests	—	—	—	38	—	—	38	(38)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(180)	(180)
Dividends on redeemable preferred stock	—	—	—	—	—	(4,301)	(4,301)	—	(4,301)
Dividends declared (9 cents per share)	—	—	—	—	—	(10,775)	(10,775)	—	(10,775)
Common stock repurchased	(3,313,751)	—	(25,512)	—	—	—	(25,512)	—	(25,512)
Vesting and settlement of restricted share units	541,029	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	33,291	33,291	149	33,440
Balance at September 30, 2023	117,301,820	$12	$(65,554)	$243,271	$9,119	$99,965	$286,813	$(13)	$286,800

Balance at January 1, 2024	116,171,208	$12	$(74,134)	$245,007	$9,119	$96,097	$276,101	$16	$276,117
Share-based compensation	—	—	—	8,262	—	—	8,262	—	8,262
Transactions with non-controlling interests	—	—	—	(2,984)	—	—	(2,984)	(16)	(3,000)
Dividends on redeemable preferred stock	—	—	—	—	—	(4,305)	(4,305)	—	(4,305)
Dividends declared (9 cents per share)	—	—	—	—	—	(10,542)	(10,542)	—	(10,542)
Common stock repurchased	(5,285,201)	—	(31,989)	—	—	—	(31,989)	—	(31,989)
Vesting and settlement of restricted share units	1,467,396	—	—	—	—	—	—	—	—
Issuance of shares	3,417,915	—	—	22,319	—	—	22,319	—	22,319
Net income	—	—	—	—	—	23,143	23,143	—	23,143
Balance at September 30, 2024	115,771,318	$12	$(106,123)	$272,604	$9,119	$104,393	$280,005	$—	$280,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$23,143	$33,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,425	94,949
Deferred income taxes	(3,660)	(4,028)
Loss on disposal of assets and impairment charges	5,137	5,543
Foreign currency loss	41	130
Gain from issuance of shares as payment of deferred consideration related to business acquisition (see Note 4)	(2,681)	—
Gain from settlement related to business acquisition (see Note 4)	(6,356)	—
Amortization of deferred financing costs and debt discount	2,000	1,857
Amortization of deferred income	(10,126)	(6,302)
Accretion of asset retirement obligation	1,871	1,690
Non-cash rent	10,805	10,418
Charges to allowance for credit losses	733	1,021
(Income) loss from equity investment	(79)	77
Share-based compensation	8,262	13,238
Fair value adjustment of financial assets and liabilities	(10,763)	(11,627)
Other operating activities, net	752	2,279
Changes in assets and liabilities:
Decrease (increase) in trade receivables	16,112	(62,487)
Decrease (increase) in inventory	17,427	(17,386)
Decrease (increase) in other assets	13,909	(28,429)
(Decrease) increase in accounts payable	(6,137)	29,667
Increase in other current liabilities	17,844	8,992
(Decrease) increase in asset retirement obligation	(283)	46
Increase in non-current liabilities	22,754	5,719
Net cash provided by operating activities	$199,130	$78,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from investing activities:
Purchase of property and equipment	$(77,781)	$(75,603)
Purchase of intangible assets	—	(45)
Proceeds from sale of property and equipment	51,353	307,106
Business acquisitions, net of cash	(54,549)	(494,904)
Loans to equity investment, net	42	—
Net cash used in investing activities	(80,935)	(263,446)
Cash flows from financing activities:
Receipt of long-term debt, net	47,556	78,833
Repayment of debt	(20,563)	(16,517)
Principal payments on financing leases	(3,580)	(4,237)
Early settlement of deferred consideration related to business acquisition	(17,155)	—
Proceeds from sale-leaseback	—	80,397
Payment of Ares Put Option	—	(9,808)
Common stock repurchased	(31,989)	(25,199)
Dividends paid on common stock	(10,542)	(10,775)
Dividends paid on redeemable preferred stock	(4,305)	(4,301)
Net cash (used in) provided by financing activities	(40,578)	88,393
Net increase (decrease) in cash and cash equivalents and restricted cash	77,617	(96,246)
Effect of exchange rate on cash and cash equivalents and restricted cash	(27)	(83)
Cash and cash equivalents and restricted cash, beginning of period	241,421	316,769
Cash and cash equivalents and restricted cash, end of period	$319,011	$220,440
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of period	$218,120	$298,529
Restricted cash, beginning of period	23,301	18,240
Cash and cash equivalents and restricted cash, beginning of period	$241,421	$316,769
Cash and cash equivalents, end of period	$291,697	$204,237
Restricted cash, end of period	27,314	16,203
Cash and cash equivalents and restricted cash, end of period	$319,011	$220,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Supplementary cash flow information:
Cash received for interest	$6,546	$6,209
Cash paid for interest	63,548	54,354
Cash received for taxes	501	831
Cash paid for taxes	3,233	28,576
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	$7,167	$10,040
Purchases of equipment in accounts payable and accrued expenses	11,780	17,718
Purchase of property and equipment under leases	52,399	5,229
Disposals of leases of property and equipment	13,846	4,149
Issuance of shares as payment of deferred consideration related to business acquisition	22,319	—
Deferred consideration related to business acquisition	—	47,059

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

The Company’s operations are primarily performed by its wholly owned subsidiary, GPM Investments, LLC, a Delaware limited liability company (“GPM”). Formed in 2002, GPM is primarily engaged directly and through fully owned and controlled subsidiaries in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations. GPM is also engaged in wholesale activity, which includes the supply of fuel to gas stations operated by third-parties and, in fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites. As of September 30, 2024, GPM’s activity included the operation of 1,491 retail convenience stores, the supply of fuel to 1,832 gas stations operated by dealers and the operation of 281 cardlock locations, in the District of Columbia and throughout more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

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

Interim Financial Statements

The accompanying condensed consolidated financial statements (“interim financial statements”) as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited and have been prepared in accordance with GAAP for interim financial information and Regulation S-X set forth by the Securities and Exchange Commission (the “SEC”) for interim reporting. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying interim financial statements. However, they do not include all of the information and disclosures required by GAAP for complete financial statements. Therefore, the interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “annual financial statements”).

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

Pursuant to the TEG Purchase Agreement, on March 1, 2024, the Company issued 3,417,915 Installment Shares to TEG in respect of the first installment payment (the “First Installment Shares”) at a price per share of $7.31, which was based on the 10-day volume weighted average price calculation contained in the TEG Purchase Agreement. As a result, the Company recorded a gain of approximately $2.7 million as a component of interest and other financial income in the condensed consolidated statement of operations for the nine months ended September 30, 2024.

On March 26, 2024, the Company and TEG entered into a second amendment to the TEG Purchase Agreement (the “TEG Purchase Agreement Amendment”), pursuant to which, in full satisfaction of all Installment Payments, (i) the Company repurchased the First Installment Shares from TEG for an aggregate purchase price of approximately $19.3 million in cash, or $5.66 per share, and (ii) the Company paid to TEG an additional amount in cash equal to approximately $17.2 million in satisfaction of the second Installment Payment, which would have otherwise been due on March 1, 2025. The $36.5 million was financed with the Capital One Line of Credit (refer to Note 5 below). The TEG Purchase Agreement Amendment additionally terminated the registration rights agreement, terminated TEG’s indemnity obligations under the TEG Purchase Agreement and extended the transition services agreement entered into between the Company and TEG. As a result of this transaction, the Company recorded a net gain of approximately $6.4 million, out of which approximately $6.5 million was recorded as a component of interest and other financial income in the condensed consolidated statement of operations for the nine months ended September 30, 2024.

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

SpeedyQ Acquisition

On April 9, 2024, the Company acquired certain assets from a third-party, including 21 SpeedyQ Markets convenience stores and nine additional landbank sites located in Michigan (the “SpeedyQ Acquisition”), pursuant to a purchase agreement entered into on November 21, 2023 (the “SpeedyQ Purchase Agreement”). The consideration at closing was approximately $52.5 million as adjusted in accordance with terms of the SpeedyQ Purchase Agreement, plus the value of cash and inventory in the stores on the closing date, of which $6.0 million was financed with the Capital One Line of Credit and approximately $45.0 million was paid for fee simple ownership in 19 of the properties by Blue Owl Real Estate Fund VI OP LP (f/k/a Oak Street Real Estate Capital Fund VI OP, LP) and certain of its affiliates (collectively, “Blue Owl”) under the standby real estate purchase, designation and lease program agreement (the “Program Agreement”) (as further described in Note 13). At the closing, pursuant to the Program Agreement, the Company entered into a master lease with Blue Owl for the sites Blue Owl acquired under customary lease terms. The Company leases one site from the seller, for which the seller received a put right to require the Company to purchase the site and the Company received a call right to require the seller to sell the site, both for a purchase price of $7.0 million, subject to terms set forth in the SpeedyQ Purchase Agreement.

The details of the SpeedyQ Acquisition were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$4,563
GPMP Capital One Line of Credit	6,000
Payable to seller	371
Consideration provided by Blue Owl	45,017
Total consideration	$55,951
Assets acquired and liabilities:
Cash and cash equivalents	$31
Inventory	3,321
Other assets	266
Property and equipment, net	53,345
Intangible assets	510
Right-of-use assets under financing leases	6,905
Environmental receivables	26
Deferred tax asset	20
Total assets	64,424
Other liabilities	(367)
Environmental liabilities	(39)
Asset retirement obligations	(1,255)
Financing lease liabilities	(6,872)
Total liabilities	(8,533)
Total identifiable net assets	55,891
Goodwill	$60

Consideration paid in cash	$10,563
Consideration provided by Blue Owl	45,017
Less: cash and cash equivalent balances acquired	(31)
Net cash outflow	$55,549

The Company included identifiable tangible assets and identifiable liabilities in these interim financial statements at their respective fair values based on the information available to the Company’s management on the SpeedyQ Acquisition closing date, including, among other things, a valuation performed by external consultants for this purpose. The useful life of the trade name was estimated at five years.

As a result of the accounting treatment of the SpeedyQ Acquisition, the Company recorded goodwill of $0.06 million, all of which was allocated to the GPMP segment attributable to the opportunity to add volume to the GPMP segment. None of the goodwill recognized is tax deductible for U.S. income tax purposes.

Acquisition-related costs of approximately $0.1 million and $1.3 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in these interim financial statements for the three and nine months ended September 30, 2024, respectively. No acquisition-related costs were recognized for the three and nine months ended September 30, 2023.

Results of operations for the SpeedyQ Acquisition for the period subsequent to the acquisition closing date have been included in these interim financial statements for the three and nine months ended September 30, 2024. For the period from the SpeedyQ Acquisition closing date through September 30, 2024, the Company recognized $42.3 million in revenues and $0.2 million of net loss related to the SpeedyQ Acquisition. For the three months ended September 30, 2024, the Company recognized $22.0 million in revenues and an immaterial amount of net income related to the SpeedyQ Acquisition.

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

	For the Nine Months Ended September 30,
	2024	2023
	(unaudited)
	(in thousands)
Total revenue	$6,764,634	$7,671,325
Net income	23,233	27,064

5. Debt

The components of debt were as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Senior Notes	$445,050	$444,432
M&T debt	60,239	65,228
Capital One Line of Credit	375,588	332,027
Insurance premium notes	3,818	3,752
Total debt, net	$884,695	$845,439
Less current portion	(15,372)	(16,792)
Total long-term debt, net	$869,323	$828,647

Financing agreement with a syndicate of banks led by Capital One, National Association

GPMP has a revolving credit facility with a syndicate of banks led by Capital One, National Association with an aggregate principal amount of availability of $800 million (the “Capital One Line of Credit”). At GPMP's request, availability under the Capital One Line of Credit can be increased up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or from other banks, subject to certain other terms as detailed in the Capital One Line of Credit. On March 26, 2024, GPMP, Capital One and the guarantors and lenders party thereto entered into an amendment to the Capital One Line of Credit, which facilitated the borrowing and use of up to $36.5 million of the Capital One Line of Credit for the settlement of the Installment Payments as provided for in the TEG Purchase Agreement Amendment. The other material terms of the Capital One Line of Credit remained unchanged.

M&T Bank Credit Agreement

On January 31, 2024, GPM entered into an additional term loan under the credit agreement with M&T Bank for the purchase of real estate for $5.1 million, resulting in an aggregate original principal amount of real estate loans of $49.5 million as of September 30, 2024 (the “M&T Term Loans”). The Company has granted a mortgage in the real estate of 50 sites and certain fixtures at these and other sites as collateral to support the M&T Term Loans.

6. Leases

As of September 30, 2024, the Company leased 1,228 of the convenience stores that it operates, 251 dealer locations, 154 cardlock locations and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years. Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges and fuel dispensers.

The components of lease cost recorded on the condensed consolidated statements of operations were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$2,471	$2,695	$7,453	$8,333
Interest on lease liabilities	4,302	4,229	12,955	12,533
Operating lease costs included in site operating expenses	48,105	46,939	142,515	134,275
Operating lease costs included in general and administrative expenses	525	553	1,593	1,674
Lease cost related to variable lease payments, short-term leases and leases of low value assets	611	556	1,850	1,957
Right-of-use asset impairment charges and loss (gain) on disposals of leases	856	2,019	1,586	3,473
Total lease costs	$56,870	$56,991	$167,952	$162,245

Supplemental balance sheet data related to leases was as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Operating leases
Assets
Right-of-use assets under operating leases	$1,406,429	$1,384,693
Liabilities
Operating leases, current portion	70,120	67,053
Operating leases	1,424,834	1,395,032
Total operating leases	1,494,954	1,462,085
Weighted average remaining lease term (in years)	13.9	14.0
Weighted average discount rate	7.7%	7.8%
Financing leases
Assets
Right-of-use assets	$219,963	$215,174
Accumulated amortization	(60,853)	(52,506)
Right-of-use assets under financing leases, net	159,110	162,668
Liabilities
Financing leases, current portion	11,175	9,186
Financing leases	211,380	213,032
Total financing leases	222,555	222,218
Weighted average remaining lease term (in years)	20.5	21.2
Weighted average discount rate	7.9%	7.9%

As of September 30, 2024, maturities of lease liabilities for operating lease obligations and financing lease obligations having an initial or remaining non-cancellable lease terms in excess of one year set forth in the table below. The minimum lease payments presented below include periods for which an option is reasonably certain to be exercised and do not take into consideration any future consumer price index adjustments that may become applicable under these agreements.

	Operating	Financing
	(in thousands)
October 2024 through September 2025	$180,813	$27,905
October 2025 through September 2026	181,290	21,532
October 2026 through September 2027	179,604	21,488
October 2027 through September 2028	176,859	28,480
October 2028 through September 2029	175,104	21,563
Thereafter	1,627,393	383,094
Gross lease payments	$2,521,063	$504,062
Less: imputed interest	(1,026,109)	(281,507)
Total lease liabilities	$1,494,954	$222,555

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

As of September 30, 2024 and December 31, 2023, the Company had fuel futures contracts to hedge approximately 1.6 million gallons and 1.2 million gallons, respectively, of diesel fuel for which the Company had a firm commitment to purchase. As of September 30, 2024 and December 31, 2023, the Company had an asset derivative with a fair value of approximately $0.01 million and $0.1 million, respectively, recorded in other current assets and a firm commitment with a fair value of approximately $0.01 million and $0.1 million, respectively, recorded in other current liabilities on the condensed consolidated balance sheets.

As of September 30, 2024 and December 31, 2023, there was approximately $0.01 million and $0, respectively, of cash collateral provided to counterparties that was classified as restricted cash on the condensed consolidated balance sheet. All cash flows associated with purchasing and selling fuel derivative instruments are classified as other operating activities, net in the condensed consolidated statements of cash flows.

8. Equity

The Company’s board of directors (the “Board”) declared, and the Company paid, dividends of $0.03 per share of common stock on each of March 21, 2024, May 31, 2024 and August 30, 2024, totaling approximately $10.5 million for the nine months ended September 30, 2024. The amount and timing of dividends payable on the common stock are within the sole discretion of the Board, which will evaluate dividend payments within the context of the Company’s overall capital allocation strategy on an ongoing basis, giving consideration to its current and forecasted earnings, financial condition, cash requirements and other factors. As a result of the aggregate amount of dividends paid on the common stock through September 30, 2024, the conversion price of the Company’s Series A convertible preferred stock has been adjusted from $12.00 to $11.70 per share, as were the threshold share prices in the Deferred Shares agreement (as defined in Note 17 to the annual financial statements). The Board declared a quarterly dividend of $0.03 per share of common stock to be paid on December 3, 2024 to stockholders of record as of November 19, 2024.

In February 2022, the Board authorized a share repurchase program, and in May 2023 and May 2024 increased the amount authorized to be repurchased, for up to an aggregate of $125.0 million of outstanding shares of common stock. The share repurchase program does not have an expiration date. During the nine months ended September 30, 2024, inclusive of the repurchase of the First Installment Shares from TEG, the Company repurchased approximately 4.8 million shares of common stock under the share repurchase program for approximately $28.3 million, or an average price of $5.89 per share. No shares of common stock were repurchased during the three months ended September 30, 2024 under the share repurchase program. As of September 30, 2024, there was $25.7 million remaining under the share repurchase program.

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

Stock Options

During the nine months ended September 30, 2024, 447 thousand stock options vested. There was no other activity related to stock options during the nine months ended September 30, 2024.

As of September 30, 2024, total unrecognized compensation cost related to unvested stock options was approximately $0.8 million, which is expected to be recognized over a weighted average period of approximately 1.2 years.

Restricted Stock Units

The following table summarizes share activity related to RSUs:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested RSUs, December 31, 2023	3,869	$8.65
Granted	3,352	5.91
Released	(1,621)	8.85
Forfeited	(111)	5.66
Performance-based share adjustment	(970)	7.57
Nonvested RSUs, September 30, 2024	4,519	$6.86

During the nine months ended September 30, 2024, 204,202 RSUs were issued to non-employee directors. These awards are included in the table above under both Granted and Released RSUs. In addition to the Nonvested RSUs shown in the table above, there were 457,752 and 303,850 RSUs issued to non-employee directors outstanding as of September 30, 2024 and December 31, 2023, respectively.

The fair value of RSUs released during the nine months ended September 30, 2024 was approximately $12.1 million.

During the nine months ended September 30, 2024, the Company granted 2,021,193 performance-based RSUs (“PSUs”), which, subject to achieving certain performance criteria, could result in the issuance of up to 3,031,790 shares of common stock (representing 150% of the number of PSUs granted). The PSUs were awarded to certain members of senior management and cliff vest at the end of a three-year period, subject to the achievement of specific performance criteria measured over such period. The number of PSUs that will ultimately vest is contingent upon the recipient continuing to be in the continuous service of the Company and related entities through the last day of the performance period and a certification by the Compensation Committee of the Board that the applicable performance criteria have been met.

The Company assesses the probability of achieving the performance criteria on a quarterly basis. In the first quarter of 2024, the Compensation Committee of the Board approved the performance criteria for the performance period ended December 31, 2023 such that the percentage of PSUs that vested with respect to the target amount for the 2021 PSU grants was 100%.

During the nine months ended September 30, 2024, the number of PSUs was adjusted for the probability of achieving the performance criteria, resulting in the recording of a reduction of expense of approximately $3.5 million in the nine months ended September 30, 2024 based on the grant date fair value.

As of September 30, 2024, total unrecognized compensation cost related to RSUs and PSUs was approximately $18.0 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

Share-Based Compensation Cost

Total share-based compensation cost recorded for employees, non-employees and members of the Board for the three and nine months ended September 30, 2024 and 2023 was $2.1 million, $4.6 million, $8.3 million and $13.2 million, respectively, and included in general and administrative expenses on the condensed consolidated statements of operations.

10. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net income available to common stockholders	$8,228	$19,991	$18,838	$28,990

Weighted average common shares outstanding — Basic	115,771	118,389	116,262	119,505
Effect of dilutive securities:
RSUs	2,117	1,903	1,080	1,097
Weighted average common shares outstanding — Diluted	117,888	120,292	117,342	120,602
Net income per share available to common stockholders — Basic	$0.07	$0.17	$0.16	$0.24
Net income per share available to common stockholders — Diluted	$0.07	$0.17	$0.16	$0.24

The following potential shares of common stock have been excluded from the computation of diluted net income per share because their effect would have been antidilutive:

	As of September 30,
	2024	2023
	(in thousands)
Stock options	1,306	1,306
Ares warrants	1,100	1,100
Public and Private warrants	17,333	17,333
Series A redeemable preferred stock	8,547	8,460

11. Fair Value Measurements and Financial Instruments

The fair value of cash and cash equivalents, restricted cash, short-term investments, trade receivables, accounts payable and other current liabilities approximated their carrying values as of September 30, 2024 and December 31, 2023 primarily due to the short-term maturity of these instruments. On October 21, 2021, the Company completed a private offering of $450 million aggregate principal amount of 5.125% Senior Notes due in November 2029 (the “Senior Notes”). Based on market trades of the Senior Notes close to September 30, 2024 and December 31, 2023 (Level 1 fair value measurement), the fair value of the Senior Notes was estimated at approximately $418.6 million and $391.8 million, respectively, compared to a gross carrying value of $450 million at both September 30, 2024 and December 31, 2023. The fair values of the other long-term debt approximated their respective carrying values as of September 30, 2024 and December 31, 2023 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of fuel futures contracts was determined using NYMEX quoted values.

The contingent consideration from the acquisition of the business of Empire Petroleum Partners, LLC in 2020 is measured at fair value at the end of each reporting period and amounted to $2.7 million and $3.4 million as of September 30, 2024 and December 31, 2023, respectively. The fair value methodology for the contingent consideration liability is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. Approximately $0.1 million, $0.1 million, $0.3 million and $0.3 million was recorded as components of interest and other financial expenses in the condensed consolidated statements of operations for the change in the fair value of the contingent consideration for the three and nine months ended September 30, 2024 and 2023, respectively, and approximately $(0.7) million, $1.0 million, $(1.0) million and $(0.7) million of expenses (income) were recorded as components of other expenses, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, respectively.

The public warrants to purchase the Company’s common stock (the “Public Warrants”), of which approximately 14.8 million were outstanding as of September 30, 2024, are measured at fair value at the end of each reporting period and amounted to $7.7 million and $16.3 million as of September 30, 2024 and December 31, 2023, respectively. The fair value methodology for the Public Warrants is categorized as Level 1. Approximately $(1.7) million, $6.2 million, $8.6 million and $10.1 million were recorded as components of interest and other financial (expense) income in the condensed consolidated statements of operations for the change in the fair value of the Public Warrants for the three and nine months ended September 30, 2024 and 2023, respectively.

The private warrants to purchase the Company’s common stock (the “Private Warrants”), of which approximately 2.5 million were outstanding as of September 30, 2024, are measured at fair value at the end of each reporting period and amounted to $1.2 million and $2.5 million as of September 30, 2024 and December 31, 2023, respectively. The fair value methodology for the Private Warrants is categorized as Level 2 because certain inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Private Warrants have been recorded at fair value based on a Black-Scholes option pricing model with the following material assumptions based on observable and unobservable inputs:

September 30, 2024
Expected term (in years)	1.2
Expected dividend rate	1.7%
Volatility	47.7%
Risk-free interest rate	3.9%
Strike price	$11.50

For the change in the fair value of the Private Warrants, approximately $(0.3) million, $1.1 million, $1.3 million and $2.1 million were recorded as components of interest and other financial (expense) income in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, respectively.

The founders of Haymaker (as defined in Note 11 to the annual financial statements) will be entitled to up to 200 thousand shares of common stock to be issued subject to the number of incremental shares of common stock issued to the holders of the Series A redeemable preferred stock not being higher than certain thresholds (the “Additional Deferred Shares”). The Additional Deferred Shares are measured at fair value at the end of each reporting period and amounted to $1.1 million and $1.3 million as of September 30, 2024 and December 31, 2023, respectively. The fair value methodology for the Additional Deferred Shares is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Additional Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

September 30, 2024
Expected term (in years)	2.7
Volatility	37.6%
Risk-free interest rate	3.6%
Stock price	$7.02

For the change in the fair value of the Additional Deferred Shares, approximately $(0.1) million, $0.1 million, $0.2 million and $0.3 million were recorded as components of interest and other financial (expense) income in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, respectively.

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

The GPMP segment includes GPMP and includes its sale and supply of fuel to substantially all of GPM’s sites that sell fuel in the retail and wholesale segments, at GPMP’s cost of fuel (including taxes and transportation) plus a fixed margin (currently 5.0 cents per gallon), and charges a fixed fee primarily to sites in the fleet fueling segment which are not supplied by GPMP (currently 5.0 cents per gallon sold). GPMP also supplies fuel to a limited number of dealers.

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

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended September 30, 2024		(in thousands)
Revenues
Fuel revenue	$929,783	$720,646	$125,933	$822	$6,687	$1,783,871
Merchandise revenue	469,616	—	—	—	—	469,616
Other revenues, net	16,082	6,751	2,335	209	372	25,749
Total revenues from external customers	$1,415,481	$727,397	$128,268	$1,031	$7,059	$2,279,236
Inter-segment revenues	$—	$—	$—	$1,188,188	$5,132	$1,193,320
Operating income (loss) from segments	$71,022	$8,172	$10,838	$25,576	$(322)	$115,286
Interest and financial expenses, net				$(8,590)		$(8,590)
Income from equity investment					$29	$29

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended September 30, 2023		(in thousands)
Revenues
Fuel revenue	$1,086,405	$843,891	$145,496	$1,044	$9,556	$2,086,392
Merchandise revenue	506,425	—	—	—	—	506,425
Other revenues, net	19,750	6,265	2,575	253	394	29,237
Total revenues from external customers	$1,612,580	$850,156	$148,071	$1,297	$9,950	$2,622,054
Inter-segment revenues	$—	$—	$—	$1,472,316	$6,241	$1,478,557
Operating income (loss) from segments	$81,504	$10,026	$8,828	$27,016	$(521)	$126,853
Interest and financial expenses, net				$(8,836)		$(8,836)
Loss from equity investment					$(14)	$(14)

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Nine Months Ended September 30, 2024	(in thousands)
Revenues
Fuel revenue	$2,730,583	$2,147,853	$398,266	$3,017	$23,015	$5,302,734
Merchandise revenue	1,358,519	—	—	—	—	1,358,519
Other revenues, net	49,496	20,459	7,004	638	1,003	78,600
Total revenues from external customers	$4,138,598	$2,168,312	$405,270	$3,655	$24,018	$6,739,853
Inter-segment revenues	$—	$—	$—	$3,573,599	$15,271	$3,588,870
Operating income (loss) from segments	$178,612	$24,263	$30,648	$74,659	$(707)	$307,475
Interest and financial expenses, net				$(23,701)		$(23,701)
Income from equity investment					$79	$79

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Nine Months Ended September 30, 2023	(in thousands)
Revenues
Fuel revenue	$2,945,243	$2,339,878	$394,136	$2,842	$23,057	$5,705,156
Merchandise revenue	1,391,274	—	—	—	—	1,391,274
Other revenues, net	57,302	18,866	5,202	700	1,071	83,141
Total revenues from external customers	$4,393,819	$2,358,744	$399,338	$3,542	$24,128	$7,179,571
Inter-segment revenues	$—	$—	$—	$3,981,724	$13,844	$3,995,568
Operating income (loss) from segments	$200,992	$24,343	$26,596	$76,646	$(59)	$328,518
Interest and financial expenses, net				$(20,926)		$(20,926)
Loss from equity investment					$(77)	$(77)

A reconciliation of operating income from reportable segments to consolidated income before income taxes on the condensed consolidated statements of operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating income from reportable segments	$115,608	$127,374	$308,182	$328,577
All other operating loss	(322)	(521)	(707)	(59)
Interest and other financial expenses, net	(8,590)	(8,836)	(23,701)	(20,926)
Amounts not allocated to segments:
Site operating expenses	(3,497)	(3,760)	(10,429)	(10,041)
General and administrative expenses	(37,773)	(43,262)	(120,605)	(124,785)
Depreciation and amortization	(31,288)	(31,872)	(92,894)	(89,424)
Other expenses, net	(1,159)	(3,885)	(3,896)	(11,561)
Interest and other financial expenses, net	(15,034)	(5,743)	(23,747)	(27,415)
Income before income taxes	$17,945	$29,495	$32,203	$44,366

13. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is subject to certain federal and state environmental laws and regulations associated with sites at which it stores and sells fuel and other fuel products, as well as at owned and leased locations leased or subleased to dealers. As of September 30, 2024 and December 31, 2023, environmental obligations totaled $11.7 million and $13.4 million, respectively. These amounts were recorded as other current and non-current liabilities in the condensed consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or changes in federal and/or state environmental regulations.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle it to be reimbursed for remediation costs. Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $6.7 million and $7.5 million as of September 30, 2024 and December 31, 2023, respectively, and were recorded as other current and non-current assets in the condensed consolidated balance sheets.

Asset Retirement Obligation

As part of the fuel operations at its retail convenience stores and proprietary cardlock locations, at most of the other owned and leased locations leased to dealers, certain other dealer locations and private cardlock locations, there are aboveground and underground storage tanks for which the Company is responsible. The future cost to remove a storage tank is recognized over the estimated remaining useful life of the storage tank or the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a storage tank is installed. The estimated liability is based upon historical experience in removing storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The Company has recorded an asset retirement obligation of $88.1 million and $85.4 million at September 30, 2024 and December 31, 2023, respectively. The current portion of the asset retirement obligation is included in other current liabilities in the condensed consolidated balance sheets.

Program Agreement

On September 30, 2024, GPM, together with Blue Owl, entered into a sixth amendment to the Program Agreement, which, among other things, (i) extended the term of the Program Agreement and the exclusivity period thereunder through September 30, 2025, subject to certain early termination events and (ii) provides for up to $1.0 billion of capacity under the Program Agreement from May 2, 2023 through September 30, 2025, subject to reduction for any amounts Blue Owl funds to GPM in connection with certain other projects that may be entered into between Blue Owl and GPM. The other material terms of the Program Agreement remained substantially unchanged.

Potential Wage and Hour Class Action

A law firm representing store managers in multiple states sent the Company a letter, alleging that the Company violated the Fair Labor Standards Act and state laws by classifying certain store managers as exempt from overtime. The Company has entered into a tolling agreement with opposing counsel to provide the Company with sufficient time to investigate the allegations. The letter did not quantify any alleged damages but stated that the store managers may seek collective and/or class certification.

Given the uncertainty of the result of any litigation and the undetermined nature of the number of putative collective and/or class members, the subset of store managers who would fall into such putative collective and/or class, the number of putative collective members who would participate if a collective was certified, the states for which class certification would be sought and the number of employees at issue in each such alleged class, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from this action; therefore, no accrual has been made related to this matter.

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

Based in Richmond, VA, we are a leading independent convenience store operator and, as of September 30, 2024, we were the sixth largest convenience store chain in the United States (“U.S.”) ranked by store count, operating 1,491 retail convenience stores. As of September 30, 2024, we operated the stores under more than 25 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, Corner Mart, Dixie Mart, ExpressStop, E-Z Mart®, fas mart®, fastmarket®, Flash Market, Handy Mart, Jetz, Jiffi Stop®, Jiffy Stop, Li’l Cricket, Market Express, Next Door Store®, Pride, Roadrunner Markets, Rose Mart, Rstore, Scotchman®, shore stop®, Speedy’s, SpeedyQ, Town Star, Uncle’s, Village Pantry® and Young’s. As of September 30, 2024, we also supplied fuel to 1,832 dealer locations and operated 281 cardlock locations (unstaffed fueling locations). We are well diversified geographically and as of September 30, 2024, operated in the District of Columbia and more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern U.S.

Our primary business is the operation of convenience stores, and we generate a significant portion of our revenue from the retail sale of products and fuel at our stores. Consequently, our retail stores generate a large proportion of our profitability. We focus our marketing and merchandising initiatives at our retail stores on offering our customers an assortment of products with an attractive value proposition. Our retail offering includes a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. We have foodservice offerings at approximately 1,190 stores, which include hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. In the first quarter of 2024, we launched an extensive new pizza program that offers private label pizza, at an attractive value of $4.99 for enrolled loyalty members. We currently offer our private label pizza at approximately 1,160 stores as take-and-bake from the freezer, and as fresh and hot pizza either whole or by the slice at approximately 235 stores. We supplement our foodservice offering with approximately 120 quick service major national brand restaurants. Relevant and delicious food offerings are a key strategic priority for us, and we expect to maintain a high degree of focus on frozen grab-n-go and enhanced hot food capabilities. Additionally, we provide a number of traditional convenience store services, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate revenues from car washes at approximately 85 of our locations.

We had approximately 2.23 million enrolled members in our fas REWARDS® loyalty program at the end of the third quarter of 2024, representing an increase of approximately 21% from the end of the third quarter of 2023. Our fas REWARDS® loyalty program is available in the majority of our stores and offers enrolled loyalty members in store exclusive promotional pricing, in-app member only deals not available without the app, as well as the ability to earn points that can be redeemed for either fuel or merchandise savings. Other in-app features include order and delivery, age verified offers on tobacco and alcohol, and a store locator with current gas prices at GPM stores nearby to members.

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

Wholesale Segment

Our wholesale segment supplies fuel to dealers, on either a consignment or cost plus basis. For consignment arrangements, we retain ownership of the fuel inventory at the site, are responsible for the pricing of the fuel to the end consumer and share a portion of the gross profit earned from the sale of fuel with the consignment dealers. For cost plus arrangements, we sell fuel to dealers and bulk and spot purchasers on a fixed-fee basis. The sales price is determined according to the terms of the relevant agreement, which typically reflects our total fuel costs plus the cost of transportation and a margin, with us generally retaining the prompt pay discounts and rebates.

Fleet Fueling Segment

Our fleet fueling segment includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations), and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites.

GPMP Segment

Our GPMP segment engages in the wholesale distribution of fuel to substantially all of our sites that sell fuel in the retail and wholesale segments, as well as to a limited number of third-party dealers. GPM Petroleum LP (“GPMP”) sells fuel at GPMP’s cost of fuel (including taxes and transportation) plus a fixed margin and charges a fixed fee primarily to sites in the fleet fueling segment which are not supplied by GPMP.

The following table provides a history of our acquisitions, site conversions and site closings for the periods noted, for the retail, wholesale and fleet fueling segments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Retail Segment	2024	2023	2024	2023
Number of sites at beginning of period	1,548	1,547	1,543	1,404
Acquired sites	—	7	21	166
Newly opened or reopened sites	1	1	2	4
Company-controlled sites converted to consignment or fuel supply locations, net	(49)	(2)	(51)	(13)
Closed or divested sites	(9)	(1)	(24)	(9)
Number of sites at end of period	1,491	1,552	1,491	1,552

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Wholesale Segment [1]	2024	2023	2024	2023
Number of sites at beginning of period	1,794	1,824	1,825	1,674
Acquired sites	—	—	—	190
Newly opened or reopened sites [2]	10	34	30	58
Consignment or fuel supply locations converted from Company-controlled or fleet fueling sites, net	49	2	51	13
Closed or divested sites	(21)	(35)	(74)	(110)
Number of sites at end of period	1,832	1,825	1,832	1,825

1 Excludes bulk and spot purchasers.

2 Includes all signed fuel supply agreements irrespective of fuel distribution commencement date.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Fleet Fueling Segment	2024	2023	2024	2023
Number of sites at beginning of period	294	293	298	183
Acquired sites	—	—	—	111
Newly opened or reopened sites	1	4	1	4
Closed or divested sites	(14)	(2)	(18)	(3)
Number of sites at end of period	281	295	281	295

Multi-Year Transformation Plan

As part of our focus on accelerating organic growth, we are continuing to develop our multi-year transformation plan (the “Transformation Plan”), which is expected to include the following elements, among others:

(i)
Leveraging our unique, multi-segment operating model through more active conversion of retail stores within our retail segment to dealer sites within our wholesale segment. Following our review of our retail store portfolio, we have identified and expect to convert a meaningful number of retail locations to dealer sites, which we expect will yield greater profitability. Conversions of certain retail stores benefit both our dealers and us. Dealers are able to leverage their own scale by taking additional sites, while we realize higher profit from ongoing fuel supply agreements and rental income than from continuing to operate these stores in our retail segment. These conversions also will allow us to focus and better prioritize future investments in our remaining retail stores. In the nine months ended September 30, 2024, we converted 51 retail stores to dealer sites, and we expect to convert another approximately 100 retail stores by the end of the fourth quarter of 2024.
(ii)
Additional targeted capital allocation toward strategic sub-segments of our retail stores, with a goal of increasing traffic and improving profitability. These investments will be guided by a pilot program currently in development, designed to enhance the customer experience and strengthen our value proposition, potentially including an expanded and refined offering across a larger store network, with a focus on food and an enhanced in-store experience. The pilot will focus on seven stores within one of our regions, with plans for a region-wide rollout before, ultimately, the expansion of this program across our retail footprint. The Company anticipates beginning permitting to implement the new design in the pilot stores in the fourth quarter of 2024, with remodeling activity to commence in early 2025.
(iii)
Increased focused on both our pricing and procurement strategies across our retail stores to support ongoing merchandise margin rate growth.

As we proceed with this Transformation Plan, we may incur associated non-recurring expenses, including personnel costs, divestiture costs, professional services fees, and losses on disposal of assets and impairment charges.

Trends Impacting Our Business

We achieved strong store growth over the last decade, driven primarily by a highly successful acquisition strategy, inclusive of 26 completed acquisitions from 2013 through September 30, 2024. On March 1, 2023, we acquired 135 convenience stores and gas stations, 181 dealer locations, a commercial, government, and industrial business, and certain distribution and transportation assets from Transit Energy Group, LLC (the “TEG Acquisition”). On June 6, 2023, we completed our acquisition of 24 Uncle’s convenience stores located across Western Texas, 68 proprietary GASCARD-branded cardlock sites and 43 private cardlock sites for fleet fueling operations located in Western Texas and Southeastern New Mexico from WTG Fuels Holdings, LLC (the “WTG Acquisition”). On August 15, 2023, we acquired seven Speedy’s convenience stores located in Arkansas and Oklahoma, which were previously locations operated by a dealer to which we supplied fuel (the “Speedy’s Acquisition” and, together with the TEG Acquisition and the WTG Acquisition, the “2023 Acquisitions”). On April 9, 2024, we completed our acquisition of 21 SpeedyQ Markets convenience stores located in Michigan (the “SpeedyQ Acquisition” and, together with the Speedy’s Acquisition, the “Speedy’s and SpeedyQ Acquisitions”). Our strategic acquisitions have had, and may continue to have, a significant impact on our reported results and can make period to period comparisons of results difficult. We believe our significant size and scale aids our efforts to successfully deploy our organic growth strategies in our acquired assets, which we anticipate will result in value accretion.

We have expanded our pipeline to eight NTI (new to industry) stores, including two Dunkin’ locations. During the third quarter of 2024, we opened a NTI Handy Mart store in Newport, North Carolina. We expect to open three more NTI stores later this year, with the balance over the course of 2025.

In recent years, the convenience store industry has focused on increasing and improving in-store foodservice offerings, including fresh foods, quick service restaurants and proprietary food offerings. We believe consumers may be more likely to patronize convenience stores that include new and improved food offerings, which may also lead to increased inside merchandise sales or fuel sales. Our current foodservice offering, which varies by store, primarily consists of hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We have historically relied upon a limited number of franchised quick service restaurants and in-store delis to drive customer traffic. As a result, we believe that our under-penetration of foodservice presents an opportunity to expand foodservice offerings and margin in response to changing consumer behavior. In the first quarter of 2024, we launched an extensive new pizza program, as described above under “Overview,” and we are working on expansion of our food offering as part of the Transformation Plan described above.

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

Results of Operations for the three and nine months ended September 30, 2024 and 2023

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

Consolidated Results

The table below shows our consolidated results for the three and nine months ended September 30, 2024 and 2023, together with certain key metrics.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:	(in thousands)
Fuel revenue	$1,783,871	$2,086,392	$5,302,734	$5,705,156
Merchandise revenue	469,616	506,425	1,358,519	1,391,274
Other revenues, net	25,749	29,237	78,600	83,141
Total revenues	2,279,236	2,622,054	6,739,853	7,179,571
Operating expenses:
Fuel costs	1,626,399	1,923,869	4,855,462	5,262,854
Merchandise costs	315,597	345,699	913,823	952,925
Site operating expenses	222,744	226,698	665,366	637,383
General and administrative expenses	38,636	44,116	123,230	127,192
Depreciation and amortization	33,132	33,713	98,425	94,949
Total operating expenses	2,236,508	2,574,095	6,656,306	7,075,303
Other expenses, net	1,159	3,885	3,896	11,561
Operating income	41,569	44,074	79,651	92,707
Interest and other financial expenses, net	(23,624)	(14,579)	(47,448)	(48,341)
Income before income taxes	17,945	29,495	32,203	44,366
Income tax expense	(8,300)	(7,993)	(9,139)	(10,849)
Income (loss) from equity investment	29	(14)	79	(77)
Net income	$9,674	$21,488	$23,143	$33,440
Less: Net income attributable to non-controlling interests	—	48	—	149
Net income attributable to ARKO Corp.	$9,674	$21,440	$23,143	$33,291
Series A redeemable preferred stock dividends	(1,446)	(1,449)	(4,305)	(4,301)
Net income attributable to common shareholders	$8,228	$19,991	$18,838	$28,990
Fuel gallons sold	565,042	592,122	1,651,964	1,683,556
Fuel margin, cents per gallon [1]	27.9	27.4	27.1	26.3
Merchandise contribution [2]	$154,019	$160,726	$444,696	$438,349
Merchandise margin [3]	32.8%	31.7%	32.7%	31.5%
Adjusted EBITDA [4]	$78,777	$87,303	$192,012	$214,471
Non-cash rent expense [5]	$3,634	$3,860	$10,805	$10,418

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

Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023

For the three months ended September 30, 2024, fuel revenue decreased by $302.5 million, or 14.5%, compared to the third quarter of 2023. The decrease in fuel revenue was attributable primarily to fewer same store gallons sold in the third quarter of 2024 compared to the third quarter of 2023 and a decrease in the average price of fuel compared to the third quarter of 2023, which was partially offset by incremental gallons sold related to the Speedy’s and SpeedyQ Acquisitions.

For the three months ended September 30, 2024, merchandise revenue decreased by $36.8 million, or 7.3%, compared to the third quarter of 2023, primarily due to a decrease in same store merchandise revenues and a decrease in merchandise revenue from underperforming retail stores that we closed or converted to dealers, partially offset by incremental revenues from the Speedy’s and SpeedyQ Acquisitions.

For the three months ended September 30, 2024, other revenue decreased $3.5 million or 11.9% compared to the third quarter of 2023, primarily due to the regulatory state-wide elimination of Virginia skill gaming machine income, which was partially offset by additional revenue from the Speedy’s and SpeedyQ Acquisitions.

For the three months ended September 30, 2024, total operating expenses decreased by $337.6 million, or 13.1%, compared to the third quarter of 2023. Fuel costs decreased $297.5 million, or 15.5%, compared to the third quarter of 2023 due to both a lower average cost of fuel and fewer gallons sold on a same store basis, which were partially offset by incremental gallons related to the Speedy’s and SpeedyQ Acquisitions. Merchandise costs decreased $30.1 million, or 8.7%, compared to the third quarter of 2023, consistent with merchandise revenues trends. For the three months ended September 30, 2024, site operating expenses decreased $4.0 million, or 1.7%, compared to the third quarter of 2023 primarily due to a decrease in same store expenses, including lower personnel costs and credit card fees, and a decrease from underperforming retail stores that we closed or converted to dealers, which were partially offset by incremental expenses as a result of the Speedy’s and SpeedyQ Acquisitions.

For the three months ended September 30, 2024, general and administrative expenses decreased $5.5 million, or 12.4%, compared to the third quarter of 2023, primarily due to a decrease of $2.5 million in share-based compensation expense and lower incentive accruals, partially offset by annual wage increases.

For the three months ended September 30, 2024, depreciation and amortization expenses decreased $0.6 million, or 1.7%, compared to the third quarter of 2023.

For the three months ended September 30, 2024, other expenses, net decreased by $2.7 million, compared to the third quarter of 2023 primarily due to higher income recorded for the fair value adjustment of contingent consideration in the third quarter of 2024, and lower losses from disposal of assets and impairment charges in the third quarter of 2024.

For the three months ended September 30, 2024, operating income was $41.6 million compared to $44.1 million for the three months ended September 30, 2023. The decrease in operating income was primarily due to a decrease in same store merchandise contribution and same store and wholesale fuel contribution, which was partially offset by incremental income from the Speedy’s and SpeedyQ Acquisitions, an increase in fleet fueling fuel contribution and a decrease in same store site operating expenses.

For the three months ended September 30, 2024, interest and other financial expenses, net increased by $9.0 million compared to the third quarter of 2023, primarily related to higher average outstanding debt balances, a higher average interest rate for the third quarter of 2024, and an increase of $9.5 million in expenses recorded in the third quarter of 2024 compared to income recorded in the prior year period for fair value adjustments related to the Public Warrants, Private Warrants and Additional Deferred Shares (each as defined in Note 11 to the Quarterly Financial Statements), which was partially offset by additional interest income generated in the three months ended September 30, 2024.

For the three months ended September 30, 2024 and 2023, income tax expense was $8.3 million and $8.0 million, respectively.

For the three months ended September 30, 2024 and 2023, net income attributable to the Company was $9.7 million and $21.4 million, respectively.

For the three months ended September 30, 2024, Adjusted EBITDA was $78.8 million compared to $87.3 million for the three months ended September 30, 2023. The decrease resulted primarily from lower same store merchandise and fuel contribution, lower wholesale fuel contribution and regulatory state-wide elimination of Virginia skill gaming machine income, partially offset by higher fleet fueling fuel contribution, lower same store operating expenses, lower general and administrative expenses and incremental Adjusted EBITDA from the Speedy’s and SpeedyQ Acquisitions. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023

For the nine months ended September 30, 2024, fuel revenue decreased by $402.4 million, or 7.1%, compared to the first three quarters of 2023. The decrease in fuel revenue was attributable primarily to a decrease in the average price of fuel compared to the first three quarters of 2023 and fewer same store gallons sold in the first three quarters of 2024 compared to the first three quarters of 2023, which was partially offset by incremental gallons sold related to the 2023 Acquisitions and the SpeedyQ Acquisition.

For the nine months ended September 30, 2024, merchandise revenue decreased by $32.8 million, or 2.4%, compared to the first three quarters of 2023, primarily due to a decrease in same store merchandise revenues and a decrease in merchandise revenue from underperforming retail stores that we closed or converted to dealers. Offsetting this decrease was an increase due to the 2023 Acquisitions and the SpeedyQ Acquisition.

For the nine months ended September 30, 2024, other revenue decreased by $4.5 million, or 5.5%, compared to the first three quarters of 2023, primarily due to the regulatory state-wide elimination of Virginia skill gaming machine income, which was partially offset by additional revenue from the 2023 Acquisitions and the SpeedyQ Acquisition.

For the nine months ended September 30, 2024, total operating expenses decreased by $419.0 million, or 5.9%, compared to the first three quarters of 2023. Fuel costs decreased $407.4 million, or 7.7%, compared to the first three quarters of 2023 due to both a lower average cost of fuel and fewer gallons sold on a same store basis, which were partially offset by incremental gallons related to the 2023 Acquisitions and the SpeedyQ Acquisition. Merchandise costs decreased $39.1 million, or 4.1%, compared to the first three quarters of 2023, consistent with merchandise revenues trends. For the nine months ended September 30, 2024, site operating expenses increased $28.0 million, or 4.4%, compared to the first three quarters of 2023 due to incremental expenses as a result of the 2023 Acquisitions and the SpeedyQ Acquisition and an increase in same store expenses, which were partially offset by a decrease in expenses from underperforming retail stores that we closed or converted to dealers.

For the nine months ended September 30, 2024, general and administrative expenses decreased $4.0 million, or 3.1%, compared to the first three quarters of 2023, primarily due to a decrease of $5.0 million in share-based compensation expense and lower incentive accruals, partially offset by incremental expenses principally associated with the 2023 Acquisitions, annual wage increases, and consulting support for the development of our Transformation Plan.

For the nine months ended September 30, 2024, depreciation and amortization expenses increased $3.5 million, or 3.7%, compared to the first three quarters of 2023 primarily due to assets acquired in the previous twelve-month period, largely in connection with the 2023 Acquisitions and the SpeedyQ Acquisition.

For the nine months ended September 30, 2024, other expenses, net decreased by $7.7 million, compared to the first three quarters of 2023 primarily due to lower acquisition costs.

For the nine months ended September 30, 2024, operating income was $79.7 million compared to $92.7 million for the nine months ended September 30, 2023. The decrease in operating income was primarily due to lower same store merchandise and fuel contribution, reduced fuel contribution at wholesale sites not part of the 2023 Acquisitions (the “comparable wholesale sites”) and an increase in same store expenses, which was partially offset by an increase in fleet fueling fuel contribution at fleet fueling sites not part of the 2023 Acquisitions (the “comparable fleet fueling sites”) and incremental income from the 2023 Acquisitions and the SpeedyQ Acquisition.

For the nine months ended September 30, 2024, interest and other financial expenses, net decreased by $0.9 million compared to the first three quarters of 2023, primarily related approximately $9.2 million recorded as financial income related to the issuance of the First Installment Shares (as defined in Note 4 to our Quarterly Financial Statements) as payment of deferred consideration and the settlement of deferred consideration related to the TEG Acquisition, which was partially offset by a decrease of $2.4 million in income recorded in the first three quarters of 2024 compared to the prior year period for fair value adjustments related to the Public Warrants, Private Warrants and Additional Deferred Shares, higher average outstanding debt balances, a higher average interest rate for the first three quarters of 2024 and higher interest expenses related to financial liabilities.

For the nine months ended September 30, 2024 and 2023, income tax expense was $9.1 million and $10.8 million, respectively.

For the nine months ended September 30, 2024 and 2023, net income attributable to the Company was $23.1 million and $33.3 million, respectively.

For the nine months ended September 30, 2024, Adjusted EBITDA was $192.0 million compared to $214.5 million for the nine months ended September 30, 2023. The decrease resulted primarily from lower same store merchandise and fuel contribution, lower fuel contribution from the comparable wholesale sites and regulatory state-wide elimination of Virginia skill gaming machine income, as well as higher same store expenses, partially offset by an increase in comparable fleet fueling fuel contribution and incremental Adjusted EBITDA from the 2023 Acquisitions and the SpeedyQ Acquisition. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

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

When analyzing the incremental impact of the 2023 Acquisitions for the nine months ended September 30, 2024 compared to 2023, the TEG Acquisition’s results for the second and third quarters of 2024 and 2023 and the WTG Acquisition’s results for the third quarters of 2024 and 2023 are excluded as they are already reflected in same store and comparable wholesale and fleet fueling sites results, as defined above.

Retail Segment

The table below shows the results of the retail segment for the three and nine months ended September 30, 2024 and 2023, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:	(in thousands)
Fuel revenue	$929,783	$1,086,405	$2,730,583	$2,945,243
Merchandise revenue	469,616	506,425	1,358,519	1,391,274
Other revenues, net	16,082	19,750	49,496	57,302
Total revenues	1,415,481	1,612,580	4,138,598	4,393,819
Operating expenses:
Fuel costs	826,765	980,161	2,443,499	2,661,406
Merchandise costs	315,597	345,699	913,823	952,925
Site operating expenses	202,097	205,216	602,664	578,496
Total operating expenses	1,344,459	1,531,076	3,959,986	4,192,827
Operating income	$71,022	$81,504	$178,612	$200,992
Fuel gallons sold	283,189	300,796	822,134	843,286
Same store fuel gallons sold decrease (%) [1]	(6.6%)	(5.3%)	(6.6%)	(4.5%)
Fuel contribution [2]	$117,090	$121,266	$328,004	$325,986
Fuel margin, cents per gallon [3]	41.3	40.3	39.9	38.7
Same store fuel contribution [1,2]	$113,192	$118,250	$306,673	$317,828
Same store merchandise sales (decrease) increase (%) [1]	(7.7%)	0.1%	(5.7%)	1.4%
Same store merchandise sales excluding cigarettes (decrease) increase (%) [1]	(5.7%)	1.0%	(4.3%)	3.9%
Merchandise contribution [4]	$154,019	$160,726	$444,696	$438,349
Merchandise margin [5]	32.8%	31.7%	32.7%	31.5%

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

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
	Speedy's [1]	SpeedyQ [2]	Total	Speedy's [1]	SpeedyQ [2]	Total
	(in thousands)
Date of Acquisition:	Aug 15, 2023	Apr 9, 2024		Aug 15, 2023	Apr 9, 2024
Revenues:
Fuel revenue	$4,894	$14,222	$19,116	$14,248	$27,578	$41,826
Merchandise revenue	2,668	7,512	10,180	7,577	14,250	21,827
Other revenues, net	50	271	321	156	498	654
Total revenues	7,612	22,005	29,617	21,981	42,326	64,307
Operating expenses:
Fuel costs	4,400	12,466	16,866	12,873	24,280	37,153
Merchandise costs	1,713	5,363	7,076	4,806	10,236	15,042
Site operating expenses	1,195	3,329	4,524	3,307	6,387	9,694
Total operating expenses	7,308	21,158	28,466	20,986	40,903	61,889
Operating income	$304	$847	$1,151	$995	$1,423	$2,418
Fuel gallons sold	1,590	4,240	5,830	4,593	8,097	12,690
Fuel contribution [3]	$573	$1,968	2,541	$1,604	$3,703	$5,307
Merchandise contribution [4]	$955	$2,149	3,104	$2,771	$4,014	$6,785
Merchandise margin [5]	35.8%	28.6%		36.6%	28.2%

1 Acquisition of seven Speedy’s retail stores.

2 Acquisition of 21 SpeedyQ retail stores.

3 Calculated as fuel revenue less fuel costs; excludes the estimated fixed margin paid to GPMP for the cost of fuel.

4 Calculated as merchandise revenue less merchandise costs.

5 Calculated as merchandise contribution divided by merchandise revenue.

Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023

Retail Revenues

For the three months ended September 30, 2024, fuel revenue decreased by $156.6 million, or 14.4%, compared to the third quarter of 2023. The decrease in fuel revenue was attributable to a decrease in gallons sold at same stores of approximately 6.6%, or 19.2 million gallons, reflecting the challenging macro-economic environment, as well as a $0.33 per gallon decrease in the average retail price of fuel in the third quarter of 2024 compared to the third quarter of 2023 primarily due to market factors. Partially offsetting this decrease was an incremental 5.0 million gallons sold, or $16.0 million in combined fuel revenue, contributed by the stores acquired in the Speedy’s and SpeedyQ Acquisitions. Underperforming retail stores, which we closed or converted to dealers over the last 12 months in order to optimize profitability, also negatively impacted gallons sold during the third quarter of 2024.

For the three months ended September 30, 2024, merchandise revenue decreased by $36.8 million, or 7.3%, compared to the third quarter of 2023. The Speedy’s and SpeedyQ Acquisitions contributed approximately $8.8 million of incremental merchandise revenue. Same store merchandise sales decreased $37.4 million, or 7.7%, for the third quarter of 2024 compared to the third quarter of 2023, primarily caused by a decline in customer transactions reflecting the challenging macro-economic environment. About half the decline in same store merchandise revenue was caused by lower contribution from cigarettes. In addition, there was a decrease in merchandise revenue from underperforming retail stores that we closed or converted to dealers.

For the three months ended September 30, 2024, other revenues, net decreased by $3.7 million, or 18.6%, compared to the third quarter of 2023, primarily related to the regulatory state-wide elimination of Virginia skill gaming machine income.

Retail Operating Income

For the three months ended September 30, 2024, fuel contribution decreased $4.2 million, or 3.4%, compared to the same period in 2023. The decrease was attributable to a decrease in same store fuel contribution of $5.1 million, which was partially offset by incremental fuel contribution from the Speedy’s and SpeedyQ Acquisitions of approximately $2.2 million. Same store fuel margin per gallon for the third quarter of 2024 increased to 41.4 cents per gallon from 40.4 cents per gallon for the third quarter of 2023. In addition, a decrease in fuel contribution related to underperforming retail stores that we closed or converted to dealers reduced fuel contribution compared to the third quarter of 2023.

For the three months ended September 30, 2024, merchandise contribution decreased $6.7 million, or 4.2%, compared to the same period in 2023, and merchandise margin increased to 32.8% compared to 31.7% in the prior period. The merchandise contribution decrease was primarily due to a decrease in same store merchandise contribution of approximately $7.5 million, which was partially offset by $2.7 million in incremental merchandise contribution from the Speedy’s and SpeedyQ Acquisitions. Same store merchandise contribution decreased in the third quarter of 2024 primarily due to lower same store sales, which were partially offset by an increase in same store merchandise margin to 32.8% in the third quarter of 2024 from 31.8% in the third quarter of 2023. In addition, a decrease in merchandise contribution related to underperforming retail stores that we closed or converted to dealers reduced merchandise contribution compared to the third quarter of 2023.

For the three months ended September 30, 2024, site operating expenses decreased $3.1 million, or 1.5%, compared to the three months ended September 30, 2023, primarily due to a decrease in same store operating expenses of $2.8 million, or 1.4%, primarily related to lower personnel costs and lower credit card fees. The decrease in site operating expenses also resulted from underperforming retail stores that were closed or converted to dealers. These decreases were partially offset by $3.8 million of incremental expenses related to the Speedy’s and SpeedyQ Acquisitions.

Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023

Retail Revenues

For the nine months ended September 30, 2024, fuel revenue decreased by $214.7 million, or 7.3%, compared to the first three quarters of 2024. The decrease in fuel revenue was attributable to a $0.17 per gallon decrease in the average retail price of fuel in the first three quarters of 2024 compared to the first three quarters of 2023, primarily due to market factors, as well as a decrease in same store gallons sold of approximately 6.6%, or 54.1 million gallons. Partially offsetting this decrease was an incremental 37.6 million gallons sold, or $121.5 million in fuel revenue contributed by the 2023 Acquisitions and the SpeedyQ Acquisition. Underperforming retail stores, which we closed or converted to dealers over the last 12 months in order to optimize profitability, also negatively impacted gallons sold during the first three quarters of 2024.

For the nine months ended September 30, 2024, merchandise revenue decreased by $32.8 million, or 2.4%, compared to the first three quarters of 2023. The 2023 Acquisitions and the SpeedyQ Acquisition contributed approximately $58.1 million of incremental merchandise revenue. Same store merchandise sales decreased $77.1 million, or 5.7%, for the first three quarters of 2024 compared to the first three quarters of 2023. About half the decline in same store merchandise revenue was caused by lower revenue from cigarettes. In addition, there was a decrease in merchandise revenue from underperforming retail stores that we closed or converted to dealers.

For the nine months ended September 30, 2024, other revenues, net decreased by $7.8 million, or 13.6%, compared to the first three quarters of 2023, primarily related to the regulatory state-wide elimination of Virginia skill gaming machine income, partially offset by additional income from the 2023 Acquisitions and the SpeedyQ Acquisition.

Retail Operating Income

For the nine months ended September 30, 2024, fuel contribution increased $2.0 million, or 0.6%, compared to the same period in 2023. Incremental fuel contribution from the 2023 Acquisitions and the SpeedyQ Acquisition of approximately $15.0 million was partially offset by a decrease in same store fuel contribution of $11.2 million. Same store fuel margin per gallon for the first three quarters of 2024 increased to 40.0 cents per gallon from 38.7 cents per gallon for the first three quarters of 2023. In addition, a decrease in fuel contribution related to underperforming retail stores that we closed or converted to dealers decreased fuel contribution compared to the first three quarters of 2023.

For the nine months ended September 30, 2024, merchandise contribution increased $6.3 million, or 1.4%, compared to the same period in 2023, and merchandise margin increased to 32.7% compared to 31.5% in the prior period. The increase was due to $19.7 million in incremental merchandise contribution from the 2023 Acquisitions and the SpeedyQ Acquisition which was partially offset by a decrease in same store merchandise contribution of approximately $10.8 million. Same store merchandise contribution decreased in the first three quarters of 2024 primarily due to lower contribution from several core destination categories and cigarettes, partially offset by higher contribution from other tobacco products. Same store merchandise margin was 32.6% in the first three quarters of 2024 compared to 31.6% in the first three quarters of 2023. In addition, a decrease in merchandise contribution related to underperforming retail stores that we closed or converted to dealers decreased merchandise contribution compared to the first three quarters of 2023.

For the nine months ended September 30, 2024, site operating expenses increased $24.2 million, or 4.2%, compared to the nine months ended September 30, 2023, primarily due to $29.7 million of incremental expenses related to the 2023 Acquisitions and the SpeedyQ Acquisition. Same store operating expenses increased $1.8 million, or 0.3%, with the increase related to accelerated repairs and maintenance and elevated workers’ compensation claims related to first quarter 2024 events, offset by lower credit card fees. The increase in site operating expenses was partially offset by underperforming retail stores that we closed or converted to dealers.

Wholesale Segment

The table below shows the results of the wholesale segment for the three and nine months ended September 30, 2024 and 2023, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:	(in thousands)
Fuel revenue	$720,646	$843,891	$2,147,853	$2,339,878
Other revenues, net	6,751	6,265	20,459	18,866
Total revenues	727,397	850,156	2,168,312	2,358,744
Operating expenses:
Fuel costs	709,408	830,121	2,115,367	2,305,098
Site operating expenses	9,817	10,009	28,682	29,303
Total operating expenses	719,225	840,130	2,144,049	2,334,401
Operating income	$8,172	$10,026	$24,263	$24,343
Fuel gallons sold – fuel supply locations	203,187	205,836	593,479	601,399
Fuel gallons sold – consignment agent locations	39,155	45,365	115,997	127,861
Fuel margin, cents per gallon [1] – fuel supply locations	5.9	6.4	6.1	6.1
Fuel margin, cents per gallon [1] – consignment agent locations	28.8	28.9	27.7	26.9

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel.

Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023

Wholesale Revenues

For the three months ended September 30, 2024, fuel revenue decreased by $123.2 million, or 14.6%, compared to the third quarter of 2023. Wholesale revenues were negatively impacted by a 3.5% decrease in gallons sold and a decline in the average price of fuel in the third quarter of 2024 compared to the third quarter of 2023.

Wholesale Operating Income

For the three months ended September 30, 2024, wholesale operating income decreased $1.9 million, compared to the third quarter of 2023. Fuel contribution decreased $3.0 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Fuel contribution at fuel supply locations decreased by $1.2 million, and fuel contribution at consignment agent locations decreased $1.8 million, for the third quarter of 2024 compared to the third quarter of 2023, with corresponding decreases in fuel margin per gallon, primarily due to decreased prompt pay discounts related to lower fuel costs and lower volumes.

For the three months ended September 30, 2024, site operating expenses decreased $0.2 million compared to the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023

Wholesale Revenues

For the nine months ended September 30, 2024, fuel revenue decreased by $192.0 million, or 8.2%, compared to the first three quarters of 2023. Wholesale revenues were negatively impacted by a 2.7% decrease in gallons sold and by a decrease in the average price of fuel in the first three quarters of 2024 compared to the first three quarters of 2023. Of total gallons sold, the 2023 Acquisitions contributed approximately 18.4 million incremental gallons, which were fully offset by lower volumes at comparable wholesale sites.

Wholesale Operating Income

For the nine months ended September 30, 2024, wholesale operating income decreased $0.1 million, compared to the first three quarters of 2023. Fuel contribution decreased $3.3 million and other revenues, net increased $1.6 million for the first three quarters of 2024 compared to the first three quarters of 2023. At fuel supply locations, fuel contribution decreased by $1.0 million, and fuel margin per gallon remained constant for the first three quarters of 2024 compared to the first three quarters of 2023, primarily due to decreased prompt pay discounts related to lower fuel costs and lower volumes at comparable wholesale sites, which was partially offset by incremental contribution from the 2023 Acquisition. At consignment agent locations, fuel contribution decreased $2.3 million, while fuel margin per gallon increased for the first three quarters of 2024 compared to the first three quarters of 2023, primarily due to the incremental contribution from the 2023 Acquisitions, which was partially offset by lower rack-to-retail margins and decreased prompt pay discounts related to lower fuel costs.

For the nine months ended September 30, 2024, site operating expenses decreased $0.6 million compared to the nine months ended September 30, 2023.

Fleet Fueling Segment

The table below shows the results of the fleet fueling segment for the three and nine months ended September 30, 2024 and 2023, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:	(in thousands)
Fuel revenue	$125,933	$145,496	$398,266	$394,136
Other revenues, net	2,335	2,575	7,004	5,202
Total revenues	128,268	148,071	405,270	399,338
Operating expenses:
Fuel costs	111,554	133,037	355,761	356,703
Site operating expenses	5,876	6,206	18,861	16,039
Total operating expenses	117,430	139,243	374,622	372,742
Operating income	$10,838	$8,828	$30,648	$26,596
Fuel gallons sold – proprietary cardlock locations	34,089	34,277	103,216	97,710
Fuel gallons sold – third-party cardlock locations	3,105	2,985	9,575	6,631
Fuel margin, cents per gallon [1] – proprietary cardlock locations	46.1	39.4	45.3	42.5
Fuel margin, cents per gallon [1] – third-party cardlock locations	15.5	26.6	12.2	14.6

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold; excludes the estimated fixed fee paid to GPMP for the cost of fuel.

Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023

Fleet Fueling Revenues

For the three months ended September 30, 2024, fuel revenue decreased by $19.6 million, or 13.4%, compared to the third quarter of 2023. Fleet fueling revenues were negatively impacted by a 0.2% decrease in gallons sold and by a decrease in the average price of fuel in the third quarter of 2024 compared to the third quarter of 2023.

Fleet Fueling Operating Income

For the three months ended September 30, 2024, fuel contribution increased by $1.9 million compared to the third quarter of 2023. At proprietary cardlocks, fuel contribution increased by $2.2 million, and fuel margin per gallon also increased for the third quarter of 2024 compared to the third quarter of 2023. At third-party cardlock locations, fuel contribution decreased $0.3 million, and fuel margin per gallon also decreased for the third quarter of 2024 compared to the third quarter of 2023. These changes were primarily due to differing market conditions impacting the third quarters of 2024 and 2023.

For the three months ended September 30, 2024, site operating expenses decreased $0.3 million compared to the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023

Fleet Fueling Revenues

For the nine months ended September 30, 2024, fuel revenue increased by $4.1 million, or 1.0%, compared to the first three quarters of 2023. Fleet fueling revenues benefited from a 8.1% increase in gallons sold, including from the WTG Acquisition, which were partially offset by a decrease in the average price of fuel in the first three quarters of 2024 compared to the first three quarters of 2023.

Fleet Fueling Operating Income

For the nine months ended September 30, 2024, fuel contribution increased by $5.5 million compared to the first three quarters of 2023. At proprietary cardlocks, fuel contribution increased by $5.3 million, and fuel margin per gallon also increased for the first three quarters of 2024 compared to the first three quarters of 2023. At third-party cardlock locations, fuel contribution increased $0.2 million, while fuel margin per gallon decreased for the first three quarters of 2024 compared to the first three quarters of 2023. These changes were primarily due to higher volumes and the cardlocks acquired in the WTG Acquisition.

For the nine months ended September 30, 2024, site operating expenses increased $2.8 million compared to the nine months ended September 30, 2023 primarily due to the WTG Acquisition.

GPMP Segment

The table below shows the results of the GPMP segment for the three and nine months ended September 30, 2024 and 2023, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:	(in thousands)
Fuel revenue - inter-segment	$1,185,336	$1,469,454	$3,565,203	$3,973,560
Fuel revenue - external customers	822	1,044	3,017	2,842
Other revenues, net	209	253	638	700
Other revenues, net - inter-segment	2,852	2,862	8,396	8,164
Total revenues	1,189,219	1,473,613	3,577,254	3,985,266
Operating expenses:
Fuel costs	1,160,936	1,443,902	3,494,439	3,900,688
General and administrative expenses	863	854	2,625	2,407
Depreciation and amortization	1,844	1,841	5,531	5,525
Total operating expenses	1,163,643	1,446,597	3,502,595	3,908,620
Operating income	$25,576	$27,016	$74,659	$76,646
Fuel gallons sold - inter-segment	504,424	531,899	1,473,385	1,514,168
Fuel gallons sold - external customers	322	361	861	1,041
Fuel margin, cents per gallon [1]	5.0	5.0	5.0	5.0

1 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023

GPMP Revenues

For the three months ended September 30, 2024, fuel revenue decreased by $284.3 million compared to the third quarter of 2023. The decrease in fuel revenue was attributable to a decrease in gallons sold as compared to the third quarter of 2023 and a decrease in the average price of fuel.

For the three months ended September 30, 2024 and 2023, inter-segment other revenues, net related to the fixed fee primarily charged to sites in the fleet fueling segment (currently 5.0 cents per gallon sold) were similar.

GPMP Operating Income

Fuel margin decreased by $1.4 million for the third quarter of 2024, compared to the third quarter of 2023, primarily due to fewer gallons sold to the retail and wholesale segments at a fixed margin.

For the three months ended September 30, 2024, total general, administrative, depreciation and amortization expenses were similar to those in the third quarter of 2023.

Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023

GPMP Revenues

For the nine months ended September 30, 2024, fuel revenue decreased by $408.2 million compared to the first three quarters of 2023. The decrease in fuel revenue was attributable to a decrease in gallons sold as compared to the first three quarters of 2023 and a decrease in the average price of fuel.

For the nine months ended September 30, 2024 and 2023, other revenues, net, were similar. Inter-segment other revenues, net related to the fixed fee primarily charged to sites in the fleet fueling segment (currently 5.0 cents per gallon sold) increased slightly.

GPMP Operating Income

Fuel margin decreased by $1.9 million for the first three quarters of 2024, compared to the first three quarters of 2023, primarily due to fewer gallons sold to the retail and wholesale segments at a fixed margin.

For the nine months ended September 30, 2024, total general, administrative, depreciation and amortization expenses increased $0.2 million, compared to the first three quarters of 2023.

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

We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by excluding the gain or loss on disposal of assets, impairment charges, acquisition and divestiture costs, share-based compensation expense, other non-cash items, and other unusual or non-recurring charges. Both EBITDA and Adjusted EBITDA are non-GAAP financial measures.

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

The following table contains a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net income	$9,674	$21,488	$23,143	$33,440
Interest and other financing expenses, net	23,624	14,579	47,448	48,341
Income tax expense	8,300	7,993	9,139	10,849
Depreciation and amortization	33,132	33,713	98,425	94,949
EBITDA	74,730	77,773	178,155	187,579
Acquisition and divestiture costs (a)	1,729	1,127	3,919	7,980
Loss on disposal of assets and impairment charges (b)	1,752	2,265	5,137	5,543

Share-based compensation expense (c)	2,149	4,614	8,262	13,238
(Income) loss from equity investment (d)	(29)	14	(79)	77
Fuel and franchise taxes received in arrears (e)	(862)	—	(1,427)	—
Adjustment to contingent consideration (f)	(706)	952	(998)	(672)
Other (g)	14	558	(957)	726
Adjusted EBITDA	$78,777	$87,303	$192,012	$214,471

Additional information
Non-cash rent expense (h)	$3,634	$3,860	$10,805	$10,418

(a)
Eliminates costs incurred that are directly attributable to business acquisitions and divestitures (including conversion of retail stores to dealer sites) and salaries of employees whose primary job function is to execute our acquisition and divestiture strategy and facilitate integration of acquired operations.
(b)
Eliminates the non-cash loss from the sale of property and equipment, the loss recognized upon the sale of related leased assets and impairment charges on property and equipment and right-of-use assets related to closed and non-performing sites.
(c)
Eliminates non-cash share-based compensation expense related to the equity incentive program in place to incentivize, retain, and motivate employees, certain non-employees, and members of our Board.
(d)
Eliminates our share of (income) loss attributable to our unconsolidated equity investment.
(e)
Eliminates the receipt of historical fuel and franchise tax amounts for multiple prior periods.
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

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness, depending on market conditions. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions, or other events may cause us to seek additional debt or equity financing in future periods. Additional debt financing could impose increased cash payment obligations, as well as covenants that may restrict our operations. There can be no guarantee that financing will be available on acceptable terms or at all. As of September 30, 2024, approximately 49% of our debt bore interest at variable rates, an increase from approximately 46% as of December 31, 2023, which has increased our interest rate risk and may require that we use more of our cash flow for the payment of interest if prevailing interest rates increase or we incur additional indebtedness under our variable rate facilities or otherwise. See also “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

As of September 30, 2024, we were in a strong liquidity position of approximately $869 million, consisting of approximately $292 million of cash and cash equivalents and approximately $577 million of availability under our lines of credit available for certain purposes. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations from our existing cash balances. As of September 30, 2024, we had no outstanding borrowings under our $140.0 million PNC Line of Credit (as defined below), $27.1 million of unused availability under the M&T equipment line of credit, described below, and $418.7 million of unused availability under our $800 million Capital One Line of Credit (as defined below), which we may elect to increase up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms.

The Board declared, and the Company paid, dividends of $0.03 per share of common stock on each of March 21, 2024, May 31, 2024 and August 30, 2024, totaling approximately $10.5 million. Additionally, the Board declared a quarterly dividend of $0.03 per share of common stock to be paid on December 3, 2024 to stockholders of record as of November 19, 2024. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will evaluate dividend payments within the context of our overall capital allocation strategy on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends.

In May 2024, the Board increased the size of our share repurchase program for up to an aggregate of $125.0 million of our outstanding shares of common stock, from an aggregate of $100.0 million of our outstanding shares of common stock. During the nine months ended September 30, 2024, inclusive of the repurchase of the First Installment Shares from TEG, we repurchased approximately 4.8 million shares of common stock under the share repurchase program for approximately $28.3 million, or an average share price of $5.89. The share repurchase program does not have a stated expiration date. Whether and the extent to which we repurchase shares depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c)of the Exchange Act, privately negotiated transactions, pursuant to accelerated share repurchase agreements entered into with one or more counterparties, or otherwise.

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

Cash Flows for the Nine Months Ended September 30, 2024 and 2023

Net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2024 and 2023 was as follows:

	For the Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$199,130	$78,807
Investing activities	(80,935)	(263,446)
Financing activities	(40,578)	88,393
Effect of exchange rates	(27)	(83)
Total	$77,590	$(96,329)

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

For the nine months ended September 30, 2024, cash flows provided by operating activities were $199.1 million compared to $78.8 million for the nine months ended September 30, 2023. The increase was primarily the result of approximately $25.0 million of lower net tax payments, approximately $18.0 million of deposits received from dealers related to retail stores that were or will be converted, incremental vendor incentives received and changes in working capital as a result of the day of the week on which the third quarter of 2024 ended, which were partially offset by approximately $8.9 million of higher net interest payments and a decrease in

Adjusted EBITDA of $22.5 million. In addition, cash flows provided by operating activities for the nine months ended September 30, 2023 reflected the impact of a delay in receiving approximately $12.7 million from a vendor.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the nine months ended September 30, 2024, cash used in investing activities decreased by $182.5 million compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024, we utilized $77.8 million for capital expenditures, including the purchase of certain fee properties, upgrades to fuel dispensers and other investments in our stores. We paid $9.5 million in net consideration for the SpeedyQ Acquisition, reflecting $54.5 million in aggregate purchase consideration, offset by $45.0 million paid by an affiliate of Blue Owl Real Estate Fund VI OP LP under the Company’s standby real estate purchase, designation and lease program agreement. Cash used in investing activities for the nine months ended September 30, 2023 was impacted by the purchase consideration for the TEG Acquisition and the WTG Acquisition.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount of our lines of credit and debt, issuance of common stock and preferred stock, net of dividends paid and common stock repurchases.

For the nine months ended September 30, 2024, financing activities consisted primarily of net receipts of $27.0 million for long-term debt, repayments of $3.6 million for financing leases, $10.5 million for dividend payments on common stock, $4.3 million for dividend payments on the Series A redeemable preferred stock and $32.0 million for common stock repurchases, including the repurchase of the First Installment Shares originally issued to pay deferred consideration in the TEG Acquisition. We also made an early payment of $17.2 million, as payment in full and as a discount to the $25.0 million deferred consideration in the TEG Acquisition which would have been due on March 1, 2025. See Note 4 to our Quarterly Financial Statements.

Credit Facilities and Senior Notes

Senior Notes

As of September 30, 2024, the Company had outstanding $450 million aggregate principal amount of its 5.125% Senior Notes due 2029 (the “Senior Notes”). Issued in October 2021, the Senior Notes are guaranteed, on an unsecured senior basis, by certain of the Company’s wholly owned domestic subsidiaries (the “Guarantors”). The indenture governing the Senior Notes contains customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, (vii) effect mergers and (viii) incur indebtedness. The Senior Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ respective existing and future senior unsubordinated indebtedness and are effectively subordinated to all of the Company’s and the Guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated to any existing and future obligations of subsidiaries of the Company that are not Guarantors.

Financing Agreement with PNC

GPM and certain subsidiaries have a financing arrangement (as amended, the “PNC Credit Agreement”) with PNC Bank National Association (“PNC”) to provide a line of credit with an aggregate principal amount of up to $140 million for purposes of financing working capital (the “PNC Line of Credit”).

The PNC Line of Credit bears interest, as elected by GPM at: (a) SOFR Adjusted plus Term SOFR (as defined in the PNC Credit Agreement) plus a margin of 1.25% to 1.75% or (b) a rate per annum equal to the alternate base rate (as defined in the PNC Credit Agreement) plus a margin of 0% to 0.50%. Every quarter, the SOFR margin rate and the alternate base rate margin rate are updated based on the quarterly average undrawn availability of the line of credit. The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. As of September 30, 2024, $8.2 million of letters of credit were outstanding under the PNC Credit Agreement.

Financing Agreements with M&T Bank

As of September 30, 2024, GPM has a financing arrangement with M&T Bank that provides a line of credit for up to $45.0 million to purchase equipment on or before September 2026, which may be borrowed in tranches, as well as an aggregate original principal amount of $49.5 million of real estate loans (the “M&T Term Loans”). As of September 30, 2024, approximately $27.1 million remained available under the equipment line of credit.

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

On March 26, 2024, GPMP, Capital One and the guarantors and lenders party thereto entered into an amendment to the Capital One Line of Credit, to facilitate the borrowing and use of up to $36.5 million of the Capital One Line of Credit for the settlement of the Installment Payments as provided for in the TEG Purchase Agreement Amendment. The other material terms of the Capital One Line of Credit remained unchanged. The Capital One Line of Credit matures on May 5, 2028. As of September 30, 2024, approximately $380.8 million was drawn on the Capital One Line of Credit, $0.5 million of letters of credit were outstanding under the Capital One Line of Credit and approximately $418.7 million was available thereunder.

The Capital One Line of Credit bears interest, as elected by GPMP at: (a) Adjusted Term SOFR (as defined in the agreement) plus a margin of 2.25% to 3.25% or (b) a rate per annum equal to the alternate base rate (as defined in the agreement) plus a margin of 1.25% to 2.25%. The margin is determined according to a formula in the Capital One Line of Credit that depends on GPMP’s leverage.

Critical Accounting Estimates

For the nine months ended September 30, 2024, there were no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that have had a material impact on our condensed consolidated financial statements and related notes.

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

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The Senior Notes bear a fixed interest rate, therefore, an increase or decrease in prevailing interest rates has no impact on our debt service for the Senior Notes. As of September 30, 2024, the interest rate on our Capital One Line of Credit was 8.1%, the interest rate on our M&T Term Loans was 8.3% and the interest rate on the variable portion of our M&T equipment loan was 8.1% (approximately $13.7 million of the total loan). As of September 30, 2023, the interest rate on our Capital One Line of Credit was 7.9%, the interest rate on our M&T Term Loan was 8.4% and the interest rate on the variable portion of our M&T equipment loan was 8.1%. As of September 30, 2024, approximately 49% of our debt bore interest at variable rates. Based on the outstanding balances as of September 30, 2024, if our applicable interest rates increase by 1%, then our debt service on an annual basis would increase by approximately $4.4 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit 10.1*†

Sixth Amendment, dated as of September 30, 2024, to Standby Real Estate Purchase, Designation and Lease Program, by and among GPM Investments, LLC, GPM Portfolio Owner LLC and Blue Owl Real Estate Fund VI OP LP (f/k/a Oak Street Real Estate Capital Fund VI OP, LP) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 2, 2024.)

Exhibit 31.1+

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2024.

Exhibit 31.2+

Certification by Robert Giammatteo, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2024.

Exhibit 32.1++

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2024.

Exhibit 32.2++

Certification by Robert Giammatteo, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2024.

101

The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Filed herewith.

++ Furnished herewith.

* Pursuant to Item 601(b)(10)(iv) of Regulation S-K, portions of this exhibit have been omitted because the Company customarily and actually treats the omitted portions as private or confidential, and such portions are not material. The Company will supplementally provide a copy of an unredacted copy of this exhibit to the SEC or its staff upon request.

† Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2024		ARKO Corp.

	By:	/s/ Robert Giammatteo
	Name:	Robert Giammatteo
	Title:	Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial and Accounting Officer)