Form 10-K
period 2024-12-31
ARKO Corp.
filed 2025-02-26
CIK 1823794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $584.9 million based on the closing price as reported on the Nasdaq Capital Market on that date. For purposes of determining this number, all named executive officers and directors of the registrant as of June 30, 2024 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form 10-K, and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.

As of February 24, 2025, the registrant had 115,771,318 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•
changes in economic conditions, trade policies, and consumer confidence in the United States;
•
our ability to successfully achieve the anticipated benefits of the planned conversion of certain retail stores within our retail segment to dealer sites within our wholesale segment;
•
our ability to successfully implement our growth strategies;
•
significant changes in the current consumption of, and related regulations and litigation related to, cigarettes and other tobacco products;
•
changes in the wholesale prices of motor fuel;
•
significant changes in demand for fuel-based modes of transportation and for trucking services;
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
•
we depend on several principal suppliers for our fuel purchases, third-party transportation providers for the transportation of most of our motor fuel and one principal supplier for merchandise;
•
a significant portion of our revenue is generated under fuel supply agreements with dealers that must be renegotiated or replaced periodically;
•
the retail sale, distribution, transportation and storage of motor fuels is subject to environmental protection and operational safety laws and regulations that may expose us or our customers to significant costs and liabilities;
•
failure to comply with applicable laws and regulations;
•
the loss of key senior management personnel or the failure to recruit or retain qualified personnel;
•
unfavorable weather conditions;
•
our ability to effectively manage our workforce;
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
•
our corporate structure includes Israeli entities that may expose us to additional tax liabilities;
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

ITEM 1. BUSINESS

Overview

Based in Richmond, VA, ARKO Corp. is a leading independent convenience store operator and one of the largest convenience store chains in the United States (“U.S.”) ranked by store count.

As of December 31, 2024, we operated 1,389 retail convenience stores under more than 25 regional store brands that have been in existence for an average of approximately 50 years, which we consider “a Family of Community Brands.” While maintaining multiple established store brand names, our stores derive significant value from the scale, corporate infrastructure and centralized marketing programs associated with our large network, including a common operating platform and a loyalty program network that we use as a platform for promotions and marketing initiatives throughout our convenience stores.

As of December 31, 2024, we supplied fuel to 1,922 dealer locations. Additionally, we operate a fleet fueling business that included, as of December 31, 2024, the operation of 280 proprietary and third-party cardlock locations (unstaffed fueling locations) and the issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites.

We are diversified geographically and, as of December 31, 2024, operated in the District of Columbia and in more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern U.S.

We have achieved strong site count growth over the last decade, primarily by implementing a highly successful acquisition strategy. From 2013 through 2024, we completed 26 acquisitions, and our site count has grown from 320 sites in 2011 to 3,591 sites as of December 31, 2024. We have traditionally acquired our stores in smaller towns that have lower concentrations of national-chain convenience stores. Approximately 46% of our retail stores are in cities with populations of fewer than 20,000 people, and approximately 17% of our retail stores are in cities with populations between 20,000 and 50,000 people. We believe that our focus on secondary and tertiary markets allows us to preserve “local” brand name recognition.

During 2024, we commenced development and initial implementation of a multi-year transformation plan (the “Transformation Plan”). As part of this plan, we converted a significant number of retail stores throughout our chain to dealer sites, and we are in the process of converting a significant number of additional retail stores to dealer sites, leveraging the fact that we are also a leading wholesale distributor of motor fuel. Such conversions will enable us to focus the investment elements of our Transformation Plan in a more select group of stores that we believe will create a strong platform for future growth within the highly fragmented and competitive convenience store industry.

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

Our Business Segments

Retail Segment

Our retail segment includes the operation of a chain of retail stores, which includes convenience stores selling fuel products and merchandise to retail customers, from which we generate a significant portion of our revenue and large proportion of our profitability. We focus our marketing and merchandising initiatives at our retail stores on offering our customers an assortment of products with an attractive value proposition. Our store offering includes a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. We have foodservice offerings at approximately 1,185 stores, which include hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We supplement our foodservice offering with approximately 110 quick service major national brand restaurants. Relevant and delicious food offerings are a key strategic priority for our retail segment, and as part of our Transformation Plan, we expect to maintain a significant focus on frozen grab-n-go and enhanced hot food capabilities. Additionally, we provide a number of traditional convenience store services, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. Almost all stores sell fuel, and we had 111 electric vehicle (“EV”) chargers at 38 stores across 13 states as of December 31, 2024. We also generate revenues from car washes at approximately 75 of our locations.

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

Our brands have been in existence for an average of approximately 50 years, and their names are highly recognizable to local customers. By maintaining the regional store branding of our stores, we believe we retain the goodwill associated with the respective brands’ long-term community involvement. Concurrently, our Family of Community Brands benefits significantly from being part of a leading convenience store operator given their access to:

•
Centralized merchandising, marketing and procurement programs;
•
Fuel price optimization and purchasing functions;
•
Common loyalty program under the name fas REWARDS®;
•
A comprehensive portfolio of fuel brands with strong consumer recognition through national advertising;
•
Common IT and point-of-sale platforms; and
•
Centralized environmental management and environmental practices.

For the year ended December 31, 2024, the retail segment generated total revenues of approximately $5.3 billion, including approximately $1.8 billion of in-store sales and other revenues. Gross profit dollars from in-store merchandise accounted for 54.0% of our gross profit dollars from our retail segment for the year ended December 31, 2024. In addition, the retail segment sold approximately 1.1 billion gallons of branded and unbranded fuel to our retail customers.

Wholesale Segment

The wholesale segment supplies fuel to dealers, sub-wholesalers and bulk and spot purchasers, on either a consignment or cost plus basis.

•
Consignment contracts — 287 sites as of December 31, 2024. In arrangements of this type, we own the fuel until the date of sale to the final customer (the consumer), and the gross profit created from the sale of the fuel is allocated between us and the dealer based on the terms of the relevant agreement with the dealer. In certain cases, gross profit is split based on a percentage and in other cases we pay a fixed fee per gallon to the dealer.
•
Fuel supply contracts (“Cost Plus”) — 1,635 sites as of December 31, 2024 plus bulk and spot purchasers. In arrangements of this type, the dealer purchases the fuel from us. We make final sales to dealers (referred to as a “lessee-dealer” if the dealer leases the station from us or an “open-dealer” if the dealer controls the site), sub-wholesalers and bulk and spot purchasers on a fixed-fee basis. The sales price to the dealer is determined according to the terms of the relevant agreement with the dealer, which typically reflects our total fuel costs plus the cost of transportation and a margin, with us generally retaining any prompt pay discounts and rebates, largely eliminating our exposure to commodity price movements.

The wholesale segment adds significant fuel volumes to the Company’s robust retail fuel sales, which we believe enhances our purchasing power for our entire platform, including our retail segment, and improves our competitiveness as an acquirer of choice. In 2024, as part of our Transformation Plan, we utilized our wholesale platform to convert retail sites that we believe will provide more economic benefit as dealer sites leased from us and supplied through our fuel agreements, and in certain cases, providing benefits under our vendor agreements.

For the year ended December 31, 2024, the wholesale segment sold 949.4 million gallons of fuel (approximately 43.4% of our total gallons sold in 2024), generating revenues of approximately $2.8 billion.

Fleet Fueling Segment

We added our fleet fueling segment as part of our acquisition of certain assets from Quarles Petroleum, Incorporated (“Quarles”) in July 2022 that included 184 cardlock locations, and we added an additional 111 cardlock locations in our 2023 acquisition of the GASCARD fleet fueling operations of WTG Fuels Holdings, LLC (the “WTG Acquisition”), one of the largest fleet fueling operations in West Texas. The fleet fueling segment includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) with sales to commercial and municipal entities, and commissions from the sale of fuel using proprietary fuel cards that provide customers access to a nationwide network of fueling sites. Diesel fuel currently accounts for approximately 80% of our fleet fueling sales. Fleet fueling complements our retail and wholesale segments, from which we believe we can grow and expand our fleet fueling segment. Commercial companies using the Quarles fleet cards have gradually shifted from the proprietary fleet card useable only at Quarles-branded locations to the “Universal” fleet card which is a cobranded with Voyager (U.S. Bank) and which can be used at more than 230,000 fueling sites.

For the year ended December 31, 2024, the fleet fueling segment sold 148.9 million gallons of fuel, generating revenues of approximately $524.6 million.

GPMP Segment

The GPMP segment engages in the wholesale distribution of fuel to substantially all of our sites that sell fuel in the retail and wholesale segments. GPM Petroleum LP (“GPMP”) sells fuel at GPMP’s cost of fuel (including taxes and transportation) plus a fixed margin and charges a fixed fee primarily to sites in the fleet fueling segment that are not supplied by GPMP. We own 100% of the general partner of GPMP and 100% of the GPMP limited partner units.

Growth Strategy

We believe that we have a significant opportunity to increase our sales and profitability by continuing to execute on our organic and inorganic strategies described below.

Organic Growth Opportunities

Our organic strategies are focused on improving the performance of our retail stores through enhanced marketing and merchandising initiatives across our brands, such as our loyalty program, which deepens our relationship with our customers, implementing a multi-year transformation plan with the goal of enhancing our existing retail store base and expanding our foodservice offering to meet our customers’ needs.

Enhanced Marketing and Merchandising Initiatives

(i)
Increased focused on both our pricing and procurement strategies across our retail stores to support ongoing merchandise margin rate growth, including using customer centric data-driven decisions to expand our six core destination merchandise categories, which are packaged beverages, candy, salty snacks, packaged sweet snacks, alternative snacks and beer. These categories represented approximately 54% of our same store merchandise contribution for the year ended December 31, 2024. Because our core destination merchandise categories represent a high concentration of our merchandise contribution, we focus on marketing and merchandising initiatives within these categories because we believe that they will have the greatest impact on our performance.
(ii)
Development and strengthening of customer relationships through our fas REWARDS® loyalty program, which is available in the majority of our stores and offers enrolled loyalty members in store exclusive promotional pricing, in-app member only deals not available without the app, as well as the ability to earn points that can be redeemed for either fuel or merchandise savings. Other in-app features include the ability to convert earned points to fas BUCKS, which can be spent like cash on most merchandise categories in our stores, or stackable fuel cents off up to $2.00 off per gallon, up to 20 gallons at the pump. Also, the app provides customers an order and delivery function, age verified offers on tobacco and alcohol, and a store locator with current gas prices at nearby GPM stores. Currently, approximately 2.3 million customers are enrolled in our fas REWARDS® loyalty program.

Remodels and New-to-Industry (“NTI”)

In 2024, we expanded our pipeline of NTI stores to eight NTI stores, out of which we opened one NTI HandyMart location and a new Dunkin’ store in 2024 and in the first quarter of 2025, we opened a new Dunkin’ store and a fastmarket® location, with the balance of the pipeline to be opened over the course of 2025. In 2023, we opened three new Dunkin’ stores and a new Pride location. In the past two years, we continued to upgrade existing stores through functional remodels, such as adding bean-to-cup coffee offerings, roller grills, enhanced dispensed beverage offerings and our successful grab-n-go and freezer strategy.

Multi-Year Transformation Plan

We are currently continuing to develop and implement our Transformation Plan, which includes the following elements, among others:

(i)
Leveraging our unique, multi-segment operating model through more active conversion of retail stores within our retail segment to dealer sites within our wholesale segment. Following our review of our retail store portfolio, we have identified and expect to convert a meaningful number of retail locations to dealer sites, which we expect will yield greater profitability. Conversions of certain retail stores benefit both our dealers and us. Dealers are able to leverage their own scale by taking additional sites, while we realize higher profit from ongoing fuel supply agreements and rental income than from continuing to operate these stores in our retail segment. These conversions also will allow us to focus and better prioritize future investments in our remaining retail stores. During the year ended December 31, 2024, we converted 153 retail stores to dealer sites, and we expect to convert a meaningful number of additional stores throughout 2025, including another approximately 100 retail stores by the end of the first quarter of 2025.
(ii)
Additional targeted capital allocation toward strategic sub-segments of our retail stores, with a goal of increasing traffic and improving profitability. These investments will be guided by a pilot program that was initiated in 2024, designed to enhance the customer experience and strengthen our value proposition. Elements of this program are expected to include an expanded and refined merchandise assortment across our store network, with a focus on food and an enhanced in-store experience. Our current foodservice offering, which varies by store, primarily consists of hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We have historically relied upon a limited number of franchised quick service restaurants and in-store delis to drive customer traffic. As a result, we believe that our under-penetration of foodservice presents an opportunity to expand foodservice offerings and margin in response to changing consumer behavior. The pilot program consists of seven stores within one of our regions, with plans for a region-wide rollout before, ultimately, the expansion of this program across our retail footprint. In the fourth quarter of 2024, the Company began permitting to implement the new design in the pilot stores and expect to commence remodeling activity in the first half of 2025.
(iii)
Increased focus on both our pricing and procurement strategies across our retail stores to support ongoing merchandise margin rate growth.

Inorganic Growth Opportunities

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

Suppliers

In 2024, we purchased merchandise inventory from one primary wholesale distributor, Core-Mark, as well as approximately 870 direct store delivery supplier distributors. We leverage our relationships to generate economies of scale across our store base.

We purchase motor fuel primarily from large, integrated oil companies and independent refiners under supply agreements. In addition, we purchase unbranded fuel from branded and unbranded fuel suppliers to supply 246 unbranded retail fueling locations and 280 cardlock locations. As of December 31, 2024, approximately 82% of our retail fuel locations sold branded fuel. We sell branded fuel under brand names including, among others, Valero®, Marathon®, BP®, Exxon® and Shell® brand names. In addition to driving customer traffic, we believe that our branded fuel strategy enables us to maintain a secure fuel supply.

Competition

We operate in the highly competitive retail convenience market, which includes businesses with operations and services that are similar to those that we provide, primarily the sale of convenience items and motor fuels. We face significant competition from other large chain operators, such as 7-Eleven/Speedway; Circle K; Casey’s; Murphy USA; Quik Trip; Royal Farms; Sheetz; and

Wawa, many of which are building NTI sites in our markets. We believe that convenience stores managed by individual operators who offer branded or non-branded fuel are also significant competitors in the local markets in which we operate. Often, operators of both chains and individual stores compete by selling unbranded fuel at lower retail prices relative to the market. We believe that the primary competitive factors influencing the retail segment are: site location; the number of sites in an area; competitive prices; convenient access routes; the quality and configuration of the store and the fueling facility; the range of high-quality products and services offered; a convenient store-front; cleanliness; branded fuel; and the degree of capital investment in the store. In developing our Transformation Plan, our goal is to better position ARKO to face growing competition.

The convenience store industry experiences competition from other retail sectors, including grocery stores, large warehouse retail stores, dollar stores and pharmacies. In particular, dollar stores (such as Family Dollar and Dollar General) and pharmacies (such as CVS and Walgreens) now sell snacks, beer and wine and other products that have traditionally been sold by convenience stores, while grocery and large warehouse stores (such as Costco and Wal-Mart) sell fuel adjacent to their stores. In smaller towns and more rural areas, we primarily compete with other local convenience stores, local or regional grocery stores, and to some extent, restaurants, and in more heavily populated areas, we often compete with local retailers as well as major national grocery chains, national drug store and warehouse retail stores brands like those mentioned above, traditional convenience stores, expanded fuel stations, and discount food retailers.

The wholesale business is also competitive. In the wholesale segment, we supply fuel to third-parties both at sites owned or leased by dealers, sites that we own or for which we have a long-term lease, and bulk and spot purchasers. For sites that we do not own or lease, in the renewal of contracts, we compete with refiners that distribute their own products, as well as other independent third-party motor fuel distributors.

In order to mitigate this competition, we typically offer our dealers competitive pricing within the framework of our existing fuel supply agreements, such as those we have with Valero, BP, Shell, Motiva, Marathon and ExxonMobil, with the advantage that we distribute fuel sourced from a number of major oil company suppliers which allows us to approach a wide variety of branded and unbranded dealers in order to offer a variety of alternative supply arrangements. Wholesale fuel distributors typically compete by offering lesser collateral requirements and larger incentives and/or rebates to enter into contracts. We believe we have competitive arrangements with respect to fuel equipment, which provides an advantage when negotiating contracts with equipment suppliers by allowing us to be more competitive on upfront investments at sites.

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

With regard to non-fuel products, there are legal restrictions at the federal, state and local levels in connection with the sale of food, alcohol, cigarettes and other tobacco products, lottery, ephedrine, menu labeling, video retention, money orders, money transfer services, gaming, pricing, rebates and incentives. Also, regulatory supervision is exercised by health departments at the federal, state and local levels over the food products that are sold in our stores.

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

Our operations are subject to federal and state laws governing such matters as minimum wage, overtime, rest breaks, working conditions and employment eligibility requirements. New and proposed regulations at local, state and federal levels have affected minimum wage rates, paid time-off and paid sick leave.

With respect to environmental regulations, we are subject to a comprehensive framework of local, state and federal environmental laws and regulations governing our properties and operations, including, but not limited to, the transportation, storage and sale of fuel. These regulations significantly impact on our operations and necessitate strict adherence to the requirements set forth by the U.S. Environmental Protection Agency (“EPA”) and comparable state agencies. Key applicable statutes include the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Occupational Safety and Health Act; the Hazardous Materials Transportation Act; and the Energy Policy and Conservation Act. Compliance with these laws is essential to our commitment to environmental stewardship and operational integrity.

The EPA and several states regulate the ownership and operation of underground fuel storage tanks (“USTs”), the release of hazardous substances into the air, water and land, the storage, handling disposal and transportation of hazardous materials, restrictions on exposure to hazardous substances and maintaining safety and health of employees who handle or are exposed to such substances. These regulations require UST owners to demonstrate that they have the financial capacity to pay for environmental cleanup associating with USTs. Several states in which we conduct business have state-sponsored trust fund programs that allow for the sharing and reimbursement of the costs of corrective measures incurred by UST owners. In addition, we are subject to regulations regarding fuel quality and air emissions.

We are committed to compliance with all applicable environmental laws and regulations. We allocate a portion of our capital expenditure program to compliance with environmental laws and regulations and environmental remediation and such capital expenditures were approximately $3.5 million for the year ended December 31, 2024, and we anticipate expenditures of approximately $2.6 million for the year ending December 31, 2025. Our environmental department maintains direct interaction with federal, state and local environmental agencies across all jurisdictions in which we operate so that we remain informed of regulatory developments and to promote compliance with evolving environmental standards. As part of our environmental risk management process, we engage qualified environmental consultants and service providers. These experts assist in analyzing our exposure to environmental risks, developing remediation plans, and implementing corrective actions as necessary. We believe this collaborative approach effectively manages potential environmental liabilities while upholding our commitment to sustainability.

Human Capital

As of December 31, 2024, we employed 11,772 employees, with 10,328 employed in our stores and 1,444 in corporate and field management positions. To build, and continually improve upon, our corporate culture, we emphasize core values such as integrity, teamwork, and customer focus communicated through various channels such as training programs, internal communications, and employee feedback.

We value our employees and believe that communication, training, and employee development are key elements of our performance. We feel that improving the skills of our current staff through training increases productivity and boosts our bottom line at a fraction of the cost of hiring new employees. We offer training based on our employees’ specific job requirements and employee levels using our Learning Management System (LMS) designed for delivering online training modules. These include, but are not limited to, a series of short online modules that are completed upon hire and some that are repeated annually to promote consistent compliance. Additionally, our store managers or our Regional Training team conduct on-the-job training activities that we have developed. We continue to refine these training activities, add new training programs for store and district managers, and focus on leadership and other “soft skills.” Our Regional Training team conducts the Company and industry-specific training to ensure store management is well-versed in the latest operating policies, standards, and techniques. Training varies based on employee level, but generally focuses on customer service, safety, compliance, environmental issues, and regulations, as well as our operations and policies. We help identify clear career paths to retain current employees and attract new employees by encouraging them to grow with the Company through educational training programs, matching employees with their interests or identifying a career trajectory other employees have taken.

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

We seek to recruit and retain qualified personnel to work in our stores. Wage rates in the markets in which we operate, including voluntary increases in wages because of current labor market conditions, have increased our costs associated with recruiting and retaining qualified personnel, and expect to continue to do so in the future. We look to promote employee retention by providing employee benefits such as medical, dental, 401(k) retirement plan and insurance. We believe our benefits offerings are competitive in the markets in which we operate.

We evaluate wages and other opportunities available to employees within our markets, and, as applicable, grant sign-on, retention, referral and other bonus opportunities to our employees based on their respective roles. By researching and understanding hiring trends, we have adopted mobile technology to simplify the application process and we have invested in additional recruiting resources and implemented virtual recruiting and interviewing methods. We have also deployed enhanced recruiting techniques to optimize the selection of our talent pool. As of December 31, 2024, none of our employees were represented by a labor union or have terms of employment that are subject to a collective bargaining agreement. We consider our relationships with our employees to be good and have not experienced any work stoppages.

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

Environmental, Social and Governance

As a leading operator of convenience stores and gas stations, we are focused on integrating Environmental, Social and Governance principles that are aligned with our long-term business strategy. Annually, we issue a Sustainability Report which includes a description of our governance framework, environmental initiatives and social responsibility initiatives. Our 2024 Sustainability Report issued in July 2024 is available on our website at www.arkocorp.com. The information related to Environmental, Social and Governance on our website, including our Sustainability Report, is not, and shall not be deemed to be, a part hereof or incorporated by reference into this or any of our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

Use of our Website and Social Media to Distribute Material Company Information

We use our website as a channel of distribution for important Company information. We post on our website important information, including press releases, investor presentations and financial information, which may be accessed by clicking on the News & Events, Company Info, and Governance sections of www.arkocorp.com. We also use our website to expedite public access to time-critical information regarding our Company in advance of, or in lieu of, distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the News & Events, Company Info, and Governance sections of our website for important and time-critical information. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when certain new information is made available on our website. Information contained on, or accessible through, our website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K.

We encourage investors, the media and other interested parties to review the information we post on our website, together with the information we file with the SEC and announce via press releases, conference calls and webcasts.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below, as well as other information contained in this Annual Report on Form 10-K, including the audited consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K (the “Consolidated Financial Statements”) and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, results of operations, financial condition, and cash flows.

Risks Related to Our Business and Industry

Changes in economic conditions, tax or trade policy, and consumer confidence in the U.S. could materially adversely affect our business.

Our operations and the scope of services we provide are affected by changes in the macro-economic situation in the United States, which has a direct impact on consumer confidence and spending patterns. A number of key macro-economic factors, such as interest rates, inflation and unemployment, could have a negative effect on consumer habits and spending, and lead to lower demand for fuel and other products sold at our convenience stores. The U.S. economy has continued to experience inflationary pressures, which reduce consumer purchasing power. If this trend continues or increases, it could negatively impact demand and seasonal travel patterns, which could reduce future sales volumes.

Any major changes in tax or trade policy between the U.S. and countries from which we or our suppliers source merchandise and other products for our sites, such as the imposition of additional tariffs or duties on imported products, could require us to take certain actions, including raising prices on products we sell and seeking alternative sources of supply. Any of these actions could adversely affect our reputation and results of operations.

Significant negative developments in the macro-economic environment in the United States could have a material adverse effect on our business, financial condition and results of operations.

If our acquisitions or divestitures are not on economically acceptable terms, or if our acquisitions do not perform as we expect, our future growth may be negatively impacted.

Our growth strategy includes the acquisition of other companies or assets that either complement or expand our existing businesses. The execution of our growth strategy also includes opportunistic divestitures. Any such acquisitions or divestitures will be subject to the negotiation of definitive agreements, applicable governmental approvals and consents, including under applicable antitrust laws, and, in certain instances, satisfactory financing arrangements. We cannot assure you that we will be able to identify suitable transactions and, even if we are able to identify such transactions, that we will be able to consummate any such transactions on economically acceptable terms. Any acquisitions or divestitures that we pursue may involve a number of risks, including some or all of the following:

•
the diversion of management’s attention from our core business;
•
the disruption of our ongoing business;
•
inaccurate assessment of liabilities or assets and lack of adequate protections or potential related indemnities;
•
the inability to successfully integrate our acquisitions;
•
the inability to achieve the anticipated synergies and financial improvements;
•
the loss of key customers or employees;
•
increasing demands on our operational systems;
•
the integration of information systems and internal control over financial reporting; and

•
possible adverse effects on our reported results of operations or financial position.

There is intense competition for acquisition opportunities in our industry, and we may not be able to identify attractive acquisition opportunities. Competition for acquisitions may also increase the cost of, or cause us to refrain from, completing acquisitions. We may complete acquisitions, which, contrary to our expectations, ultimately do not prove to be accretive. If any of these events were to occur, our future growth may be negatively impacted. We also may not recognize the anticipated benefits, including operating advantages and cost savings, of divestitures that we pursue. If we do not realize the expected strategic, economic or other benefits of any divestiture or if we are unable to offset impacts from the loss of revenue associated with such divestiture, it could materially and adversely affect our business, cash flows, financial condition and results of operations.

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

If our conversion of certain retail stores within our retail segment to dealer sites within our wholesale segment does not result in the anticipated benefits of such conversion, then our growth may be negatively impacted and could adversely affect our results of operations and financial condition.

A part of our Transformation Plan includes the conversion of a meaningful number of retail stores within our retail segment to dealer sites within our wholesale segment. The success of these conversions depends, in part, on our ability to realize the anticipated benefits from the related new dealer fuel supply contracts. If the terms of the new fuel supply contracts are not as favorable as we had anticipated, the anticipated benefits of such conversions may not be realized fully, if at all, or may take longer to realize than expected which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we may lose certain economies of scale with respect to our purchasing power that are provided by the current scope of our retail operations.

Our future growth depends on our ability to successfully implement our growth strategies, a part of which consists of upgrading and remodeling our convenience stores and constructing NTI stores.

A part of our growth strategy consists of functional and full remodeling of our convenience stores, as well as building new convenience stores. Such upgrades, remodeling and building projects, regardless of scale, entail significant risks, including development, conceptual and timing risks. Specifically, with the execution of remodeling and building strategies, risks include shortages of materials and skilled labor, environmental or geological problems, work stoppages, weather interference, unanticipated cost increases and non-availability of construction equipment. Such risks, in addition to potential difficulties in obtaining any required licenses and permits, could lead to significant cost increases and substantial delays in opening remodeled or new convenience stores. In certain instances, these factors have led to delays and increased costs for our projects, and there can be no assurance that we will be able to achieve our growth targets by successfully implementing this strategy.

Significant changes in current consumption of cigarettes and other tobacco products and related regulations and litigation could materially adversely affect our business.

Cigarettes and other tobacco products accounted for approximately 39% of our total merchandise revenues for the year ended December 31, 2024. Significant increases in wholesale cigarette and other tobacco product prices, current and future tobacco legislation, including restrictions or bans on flavored and menthol tobacco products and related advertising, national, state and local campaigns to discourage smoking, a decrease in the consumption of cigarettes, increases in retail cigarette prices, lawsuits against manufacturers and retailers of cigarettes and other tobacco products, reductions in manufacturer rebates for the purchase of tobacco products and increases in, and new, taxes on cigarettes and other tobacco products could have a material adverse effect on the demand for tobacco products, and on our customer transactions and, in turn, on our financial condition and results of operations.

Our financial condition and results of operations are influenced by changes in the wholesale prices of motor fuel, which may materially adversely impact our sales, operations, customers’ financial condition and the availability of trade credit.

During the year ended December 31, 2024, fuel sales were approximately 79% of our total revenues and approximately 46% of our combined fuel, merchandise and other income margin. Generally, our retail fuel inventory on hand turns quickly in the ordinary course of our business. Our operating results are influenced by prices for motor fuel, variable retail margins and the market for such products. Crude oil and domestic wholesale motor fuel markets are volatile. General political conditions, tariffs, trade wars, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East, Russia, Africa and South America, could significantly affect crude oil supplies and wholesale fuel prices. Significant increases and volatility in wholesale fuel prices could result in substantial increases in the retail price of motor fuel products, lower fuel gross margin per gallon, lower demand for such products and lower sales to customers and dealers. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our financial condition and results of operations. Increases in fuel prices generally compress retail fuel margin because fuel costs typically increase faster than retailers are able to pass them along to customers. In addition, when prices for motor fuel rise, some of our dealers may have insufficient credit to purchase motor fuel from us at their historical volumes. Furthermore, when motor fuel prices decrease, so do prompt payment incentives, which are generally calculated as a percentage of the total purchase price of the motor fuel distributed. Additionally, because the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump result in higher credit card expenses. These additional fees increase operating expenses. Additionally, when diesel fuel prices rise, this results in higher truck shipping costs which causes shippers to consider alternative means for transporting freight, which may reduce trucking business and, in turn, may reduce our fuel sales volume. High diesel fuel prices may also cause our trucking customers to seek cost savings throughout their businesses, including measures which reduce total fuel consumption and may in turn reduce our fuel sales volume. Finally, higher prices for motor fuel may reduce our access to trade credit or worsen the terms under which such credit is available to us, which could have a material adverse effect on our financial condition and results of operations.

Significant changes in demand for fuel-based modes of transportation and for trucking services could materially adversely affect our business.

The road transportation fuel and convenience business is generally driven by consumer preferences, growth of road traffic, demand for trucking services, and trends in travel and tourism. Automotive, industrial and power generation manufacturers are developing more fuel-efficient engines, hybrid engines, electric vehicles and alternative clean power systems. In 2024, electric vehicles accounted for approximately 8.1% of all light vehicle sales in the United States. In addition, truck and other vehicle manufacturers and our customers continue to focus on ways to improve motor vehicle fuel efficiency and conserve fuel, including use of truck platooning, or the electronic linking of trucks with a lead vehicle, heat and kinetic energy recovery technologies, substantially lighter “super trucks” and higher efficiency motor fuels. In addition, there are government regulations aimed at reducing emissions and increasing fuel efficiency (e.g., ZEV mandates and low emission zones) and other factors to accelerate the transition to electric vehicles. Demand for trucking services in the U.S. generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks usually declines, and in turn demand for diesel fuel supplied by our fleet fueling segment typically declines, which could significantly harm our results of operations and financial condition.

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

We compete with other convenience stores, gas stations, large and small food retailers, quick service restaurants and dollar stores, as well as companies that provide delivered fuels. Because all such competitors offer products and services that are very similar to those offered by us, a number of key factors determine our ability to successfully compete in the marketplace. These include the location of stores and our competitors’ locations, competitive pricing, brand name recognition, convenient access routes, the quality, configuration and efficiency of stores and fueling facilities, and a high level of service. In particular, many large convenience store chains have expanded their number of locations and remodeled their existing locations in recent years, enhancing their competitive position. In addition, some of our competitors have greater financial resources and scale than us, which may provide them with competitive advantages in negotiating fuel and other supply arrangements.

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

We depend on several principal suppliers for our fuel purchases, third-party transportation providers for the transportation of most of our motor fuel and one principal supplier for merchandise. A failure by a principal supplier to renew its supply agreement, a disruption in supply, a significant change in supplier relationships or a significant incident related to a supplier could have a material adverse effect on our business and results of operations.

We depend on several principal suppliers for our fuel purchases, and we depend on one major vendor to supply a majority of our in-store merchandise. A significant disruption or operational failure affecting the operations of any of our suppliers, including its ability to provide timely deliveries, could materially impact the availability, quality and price of products and fuel sold at our sites, cause us to incur substantial unanticipated costs and expenses, and adversely affect our business, financial condition and results of operations.

Our fuel supply agreements expire on various dates through June 2032. If any of our principal suppliers elects not to renew its contracts with us, we may be unable to replace the volume of motor fuel we currently purchase from such supplier on similar terms or at all. We rely upon our suppliers to timely provide the volumes and types of motor fuels for which they contract. In times of extreme market demand, supply disruption or as a result of futures market and geopolitical conditions, we may be unable to acquire enough fuel, including diesel fuel in particular, to satisfy the demand of our customers. Most of the motor fuel we distribute is transported from terminals to gas stations and cardlock locations by third-party transportation providers. Such providers may suspend, reduce or terminate their obligations to us if certain events (such as force majeure) occur. A change of key transportation providers, a disruption or cessation in services or supply provided by our providers, a significant change in our relationship with our suppliers or a significant accident or other incident involving a transportation provider could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our revenue is generated under fuel supply agreements with dealers that must be renegotiated or replaced periodically. If we are unable to successfully renegotiate or replace these agreements, then our results of operations and financial condition could be adversely affected.

A significant portion of our revenue is generated under fuel supply agreements with dealers. As these supply agreements expire, they must be renegotiated or replaced. Our fuel supply agreements generally have an initial term of 10 years and, as of December 31, 2024, had a volume-weighted average remaining term of approximately 4.5 years. Our dealers have no obligation to renew their fuel supply agreements with us on similar terms or at all. We may be unable to renegotiate or replace our fuel supply agreements when they expire, and the terms of any renegotiated fuel supply agreements may not be as favorable as the terms of the agreements they replace. Whether these fuel supply agreements are successfully renegotiated or replaced is frequently subject to factors beyond our control. Such factors include fluctuations in motor fuel prices, a dealer’s ability to pay for or accept the contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our fuel supply agreements, or must renegotiate or replace them on less favorable terms, revenues from these agreements could decline and our results of operations and financial condition could be adversely affected.

The retail sale, distribution, transportation and storage of motor fuels is subject to environmental protection and operational safety laws and regulations that may expose us or our customers to significant costs and liabilities, which could have a material adverse effect on our business.

We and our facilities, particularly the operation of gas stations, and the storage, transportation and sale of fuel products, are subject to various federal, state and local environmental, health and safety laws, and regulations, in particular, those related to the quality of fuel products, the handling and disposal of hazardous wastes and the prevention and remediation of environmental contaminations. These continue to evolve and have generally become more stringent over time. Most compliance costs are embedded in normal business operations. However, it is uncertain how much additional investment in technology, facilities, or increased operating costs will be necessary to address hazardous materials, environmental restoration, or new regulatory requirements.

Accidental leaks and spills requiring cleanup may occur during business operations, resulting in expenses for corrective actions or environmental investigations at our facilities, leased locations, or third-party sites we manage. Obligations may also arise at non-company locations where our products have been handled or disposed of, particularly if prior practices—acceptable at the time—require remediation to meet current standards.

Most of our fuel is transported by third-party carriers to our retail, dealer and fleet fueling sites. A portion of fuel is transported in our own trucks, therefore, our operations are also subject to hazards and risks inherent in transporting motor fuel. These hazards and risks include, but are not limited to, fires, explosions, traffic accidents, spills, discharges and other releases, and cross-drops, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others.

The transportation of motor fuels, as well as the associated storage of such fuels at locations including convenience stores, are subject to various federal, state and local environmental laws and regulations, covering storage tanks, material releases, hazardous waste management, and employee safety. These regulations require permits, compliance with pollution standards, and impose liability for pollution or non-compliance. Federal and state authorities, including the DOT and EPA, monitor compliance and may impose fines, penalties, or orders to halt operations.

Where releases of motor fuels or other substances or wastes have occurred, federal and state laws and regulations, and our lease agreements, require that contamination caused by such releases be assessed and remediated to meet applicable clean-up standards. Certain environmental laws impose strict, joint and several liability for costs required to clean-up and restore sites where motor fuels or other waste products have been disposed of or otherwise released. The costs associated with the investigation and remediation of contamination, as well as any associated third-party claims for damages or to impose corrective action obligations, could be substantial and could have a material adverse effect on us or our dealers.

Our business may also be affected by the adoption of environmental laws and regulations intended to address global climate change by limiting carbon emissions and introducing more stringent requirements for the exploration, drilling and transportation of crude oil and petroleum products. Wide-spread implementation of such laws and regulations may lead to a significant increase in the cost of petroleum-based fuels and, in turn, lower demand for road transportation fuel.

For more information on potential risks arising from environmental and occupational safety and health laws and regulations, please see “Business—Environmental and Other Government Regulations.”

Failure to comply with applicable laws and regulations could result in liabilities, penalties, costs, or license suspension or revocation that could have a material adverse effect on our business.

Our operations are subject to numerous federal, state and local laws and regulations, including regulations related to the sale of alcohol, cigarettes and other tobacco products, lottery products, other age-restricted products, operation of gaming machines, various food safety and product quality requirements, environmental laws and regulations, and various employment laws, including requirements for various licenses and registrations. To the extent we are not able to provide information that is required under such regulations because owners of our stock do not provide the necessary documentation to comply or fail to comply with such regulations, we may have those licenses suspended or revoked, or new licenses may not be issued.

Our violation of, or inability to comply with, such regulations could expose us to regulatory sanctions ranging from monetary fines to the revocation or suspension of our permits and licenses for the sale of such products. We may also be subject to litigation including class action litigation which may result in substantial costs, expenses and damages related to legal proceedings. Such regulatory action or litigation could adversely affect our business, financial condition and results of operations.

Our failure to comply with applicable labor and employment laws pertaining to, among others, minimum wage, overtime, rest breaks, mandated healthcare benefits or paid time-off benefits could result in increased regulatory scrutiny, monetary fines and substantial costs and expenses related to legal proceedings.

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

With approximately 10,300 store employees, our labor costs represent one of our largest site operating expenses and our business is dependent on our ability to attract, train, and retain the appropriate mix of qualified employees. Most of our store employees are in entry-level or part-time positions, which historically have high turnover rates. Current employment trends and the prevailing wage rates in the markets in which we operate, including voluntary increases in wages because of current labor market conditions, have increased our costs associated with recruiting and retaining qualified personnel, and may continue to do so in the future. Our ability to meet our changing labor needs while controlling our costs is subject to external factors outside of our control such as labor laws and mandatory requirements at the local, state and federal levels (such as minimum wages, overtime, rest breaks, paid leave time, and other social benefits), unemployment levels, prevailing wage rates, benefit costs, changing demographics, and our reputation and relevance within the labor market. If we are unable to attract and retain qualified personnel to work in our stores, do not provide proper training, or provide clear succession planning, our operations, customer service levels, reputation, and competitiveness could suffer and our results of operations could be adversely affected.

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

Weather conditions have a significant effect on our sales, as retail customer transactions in higher profit margin products generally increase when weather conditions are favorable. Consequently, our results are seasonal, and we typically earn more during the warmer second and third quarters of the year. Severe weather phenomena, such as hurricanes, floods, and blizzards, may adversely affect our results of operations due to increased costs associated with such weather conditions, possible significant damage to our retail sites and infrastructure, and possible interruption of distributions to our dealer sites and fleet fueling sites. Temporary or long-term disruptions to our supply chain in connection with unfavorable weather conditions could impact our network of suppliers and distributors, significantly impacting the quality, variety and pricing of merchandise and fuel sold at our sites.

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

Europay, MasterCard and Visa, or EMV, is a global standard for credit cards that uses computer chips to authenticate and secure chip-card transactions. We are liable for fraudulent credit card transactions at the fuel dispensers. As of December 31, 2024, due to the required time and cost necessary to upgrade each site, supply chain constraints related to necessary equipment, and contractor availability, we completed upgrading our fuel dispensers to be EMV-compliant at approximately 79% of our retail locations, and anticipate being substantially complete during 2025. Accordingly, we may be subject to liability for fraudulent credit card transactions processed at fuel dispensers that are not EMV-compliant.

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

Significant disruptions of information technology systems, breaches of data security or other cybersecurity incidents, or compromised data could materially adversely affect our business.

We rely on multiple information technology systems and a number of third-party vendor platforms (collectively, “IT Systems”) in order to run and manage our daily operations, including for fuel pricing, loyalty programs, payroll, accounting, budgeting, reporting, and store operations. Such IT Systems allow us to manage various aspects of our business, communicate with customers, and to provide reliable analytical information to our management. The future operation, success and growth of our business depends on streamlined processes made available through our uninhibited access to information systems, global communications, internet activity and other network processes. Like most other companies, despite our current cybersecurity risk management framework (see “Cybersecurity” for additional detail) and process controls, our IT Systems and those of our third-party service providers, may be vulnerable to information security breaches, ransomware or extortion, mishandled data, acts of vandalism, computer viruses and interruption or loss of valuable business data. Stored data might be improperly accessed due to a variety of events beyond our control, including, but not limited to, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of access to data and information, terrorist attacks, hackers, security breaches or other security incidents, and computer viruses or attacks. We rely on third-parties to provide maintenance and support of our IT Systems, and to store our data (including customer data) and a failure of any of these third-parties to provide adequate and timely support, or compromise of these third-parties’ systems, could adversely affect the operation of our IT Systems. We have technology security initiatives and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequately designed or implemented to ensure that our operations are not disrupted or the data security breaches do not occur.

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex attacks which may remain undetected until after they occur. Such attacks also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence. Any breach of our network or those of our vendors may result in damage to our reputation, the loss of valuable business data, the misappropriation of our valuable intellectual property or trade secret information, misappropriation of our customers’ or employees’ personal information, key personnel being unable to perform duties or communicate throughout the organization, loss of retail sales, significant costs for data restoration and other adverse impacts on our business. Despite our existing security procedures and controls, if our network or the network of one of our service providers was compromised, it could give rise to unwanted media attention, materially damage our customer relationships, harm our business, reputation, results of operations, cash flows and financial condition, result in fines or litigation, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud. In addition, successful cyberattacks, data breaches, or data security incidents, at one of our vendors, other convenience store operators, large retailers or other market participants, whether or not we are directly impacted, could lead to a general loss of customer confidence or affect our supply chain which could negatively affect us, including harming the market perception of the effectiveness of our security measures or harming the reputation of the industry in general, which could result in reduced use of our products and services.

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

As a retailer of merchandise and retailer and wholesaler of fuel, we collect and store large amounts of data on our network, including personal data from customers and other sensitive information concerning our employees, customers and vendors. As such, we are subject to, or affected by, a number of federal, state, and local laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security, and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal and other information including that of our employees, customers, and others. If we are found to have breached any such laws or regulations, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact our revenue, as well as expose us to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position.

The U.S. Federal Trade Commission (the “FTC”) and state governments require companies to implement data security and privacy measures appropriate to the sensitivity of customer information, business size, and available tools. Failure to meet these expectations may result in claims of unfair or deceptive practices under the FTC Act or similar state laws, leading to potential legal actions for privacy and data security violations.

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

We rely on our trademarks and trade names to distinguish some of our products and services from those of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third-parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products or services, which could result in loss of brand recognition, and could require us to devote resources advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend and divert management’s attention, cause us to cease making, licensing or using the products or services that incorporate the challenged intellectual property, require us to rebrand our products or services, if feasible, or require us to enter into royalty or licensing agreements in order to obtain the right to use a third-party’s intellectual property.

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

Certain of our outstanding term loans and revolving credit facilities bear interest at variable rates, subjecting us to fluctuations in the short-term interest rate. Beginning in early 2022, in response to significant and prolonged increases in inflation, the U.S. Federal Reserve Board raised interest rates eleven times during 2022 and 2023, which increased the borrowing costs on our variable rate debt. The Federal Reserve Board then paused rate increases in the fourth quarter of 2023 following the deceleration of inflationary growth. The Federal Reserve Board cut interest rates in September 2024 and December 2024, and it may seek to further reduce interest rates, increase interest rates or maintain current interest rates. The timing, number and amount of any future interest rate changes are uncertain, and there can be no assurance that rates will continue to decrease at a rate currently predicted or at all, which would in turn negatively impact our borrowing costs. Any future federal fund rate increases could in turn make our financing activities, including those related to our acquisition activity, more costly and limit our ability to refinance existing debt when it matures or pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. As of December 31, 2024, approximately 49% of our debt bore interest at variable rates, which is based on CME Group’s forward-looking Secured Overnight Financing Rate (“SOFR”). Consequently, significant increases in market interest rates would create substantially higher debt service requirements, which could have a material adverse effect on our overall financial condition, including our ability to service our indebtedness.

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

Risks Related to Our Organizational Structure and Securities

Our corporate structure includes Israeli entities that may expose us to additional tax liabilities.

Our corporate structure includes Israeli entities that file tax returns in Israel. Israeli tax authorities may challenge positions taken by such entities with respect to their tax returns. To the extent such a challenge is sustained, this could increase our worldwide effective tax rate and adversely impact our financial position and results of operations. In addition, tax law or regulations in Israel may be amended, and Israeli tax authorities may change their interpretations of existing tax law and regulations such that we may be subject to increased tax liabilities, including upon termination or liquidation of our Israeli entities. We may face additional tax liabilities in transferring cash through our Israeli entities by means of dividends or otherwise to support us, primarily due to withholding tax requirements imposed pursuant to the provisions of the Israeli tax law (which may be reduced under the provisions of the convention between the Government of the United States of America and the Government of Israel with respect to Taxes on Income), which could have a material adverse effect on our business, financial condition and results of operations.

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

The majority of our common stock is held by a limited number of stockholders and their interests may conflict with yours in the future.

A limited number of stockholders beneficially owned approximately 67% of our outstanding voting stock as of December 31, 2024. Each share of common stock entitles its holders to one vote on all matters presented to stockholders. Accordingly, this limited number of stockholders can have a material impact in the election and removal of our directors and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of the certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership. This concentration of ownership may delay or deter possible changes in control, and reduces the liquidity of our shares, which may reduce the value of an investment in the common stock. So long as they continue to own a significant amount of the combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

The market price and trading volume of our common stock has been and may be volatile and could decline significantly.

The market price of our common stock has been and may continue to be volatile and could decline significantly. Between January 1, 2024 and February 17, 2025, our common stock has ranged from a high of $8.42 per share to a low of $4.09 per share. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at a price above your purchase price We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others: the realization of any of the risk factors presented in this Annual Report on Form 10-K; actual or anticipated differences in our estimates, or in the estimates of securities analysts, or the expectations of stockholders, or changes by securities analysts in their estimates of our future earnings; failure of our operating results to meet our published guidance; the performance and market valuations of other similar companies; and broad disruptions in the financial markets, including sudden disruptions in the credit markets.

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

As of December 31, 2024, we had 115,771,318 shares of common stock outstanding and warrants to purchase approximately 18.4 million shares of common stock. We have registered shares of common stock that we may issue under our equity compensation plan. These shares may be sold freely in the public market upon issuance, subject to relevant vesting schedules, and applicable securities laws. Additionally, in the past we have issued, and may issue in the future, equity as part of the purchase price for an acquisition.

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

Our systems regularly face attacks that aim to interrupt and delay our operations or obtain information from our systems. Any major disruption or nefarious access, to our systems or a third-party’s systems, could lead to disclosure or destruction of data, including employee, customer and corporate information, which may expose us to business, regulatory, litigation and reputation risk and could negatively affect our business and results of operations. As of the date of this Annual Report on Form 10-K, we have not encountered incidents from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial position. Refer to “Item 1A. Risk factors” in this Annual Report on Form 10-K, including “Significant disruptions of information technology systems, breaches of data security, or compromised data could materially adversely affect our business” for additional discussion about cybersecurity-related risks.

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

Until November 2023, our Board had oversight responsibility for cybersecurity threats, and the SVP of IT provided cybersecurity-related information to the Board on a periodic basis. In November 2023, the Board formed a Cybersecurity Special Committee which had oversight over our management of cybersecurity threats and until November 2024, was charged with periodically reporting on cybersecurity matters to the Board. The Cybersecurity Special Committee consisted of four independent directors. In January 2025, the Board changed the Cybersecurity Special Committee to be a subcommittee of the Audit Committee (the “Cybersecurity Subcommittee”). The Board’s oversight, including through the Cybersecurity Subcommittee, includes receiving periodic reports from the SVP of IT and other information technology team members on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance. In addition, the Cybersecurity Subcommittee is tasked with oversight of our annual cybersecurity assessment of key cybersecurity risks.

In November 2023, the Board adopted cybersecurity processes, which strengthened and formalized company-wide procedures related to identifying, managing and assessing cybersecurity threats. In the event of a cybersecurity incident which is potentially material, the SVP of IT must report such incident to the Company’s CEO, CFO, General Counsel and the chair of the Cybersecurity Subcommittee, and these executives and board member determine whether, based on materiality or potential materiality, to report the cybersecurity incident to the Cybersecurity Subcommittee, which committee makes a determination if such cybersecurity incident requires a public filing.

ITEM 2. PROPERTIES.

As of December 31, 2024, we owned 390 properties, including 241 retail stores, 49 consignment agent locations, 69 lessee-dealer sites and 31 cardlock locations. Additionally, we have long-term control over a leased property portfolio composed of 1,630 locations as of December 31, 2024. Of the leased properties, 1,148 were retail stores, 116 were consignment agent locations, 212 were lessee-dealer sites and 154 were cardlock locations.

ITEM 3. LEGAL PROCEEDINGS.

Information with respect to this item may be found in Note 13 to the Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock and publicly-traded warrants are listed on the Nasdaq Capital Market under the symbols “ARKO” and “ARKOW,” respectively.

As of February 24, 2025, there were 23 holders of record of our common stock and eight holders of record of our publicly-traded warrants to purchase one whole share of common stock at a price of $11.50 per share.

Information concerning the dividends called for by this item is incorporated herein by reference to Note 17, “Equity,” in the Consolidated Financial Statements.

Performance Graph

The following graph compares the performance of our common stock during the period beginning December 23, 2020 through December 31, 2024, assuming an investment of $100 on December 23, 2020, to that of the total return index for the S&P 500, the Russell 2000 and the S&P Retail Select Industry Index. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	12/23/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024

ARKO Corp.	$100	$87.70	$87.47	$84.61	$68.89
S&P 500	100	133.65	109.45	138.22	172.80
Russell 2000	100	124.75	99.26	116.06	129.45
S&P Retail Select Industry Index	100	153.59	104.87	127.46	142.91

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

Overview

Based in Richmond, VA, we are a leading independent convenience store operator and, as of December 31, 2024, we were one of the largest convenience store chain in the United States (“U.S.”) ranked by store count, operating 1,389 retail convenience stores. As of December 31, 2024, we operated the stores under more than 25 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, Corner Mart, Dixie Mart, ExpressStop, E-Z Mart®, fas mart®, fastmarket®, Flash Market, Handy Mart, Jetz, Jiffi Stop®, Jiffy Stop, Li’l Cricket, Market Express, Next Door Store®, Pride, Roadrunner Markets, Rose Mart, Rstore, Scotchman®, shore stop®, Speedy’s, SpeedyQ, Town Star, Uncle’s, Village Pantry® and Young’s. As of December 31, 2024, we also supplied fuel to 1,922 dealer locations and operated 280 cardlock locations (unstaffed fueling locations). We are well diversified geographically and as of December 31, 2024, operated in the District of Columbia and more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern U.S.

Our retail segment includes the operation of a chain of retail stores, which includes convenience stores selling fuel products and merchandise to retail customers, from which we generate a significant portion of our revenue and a large proportion of our profitability. We focus our marketing and merchandising initiatives at our retail stores on offering our customers an assortment of products with an attractive value proposition. Our retail offering includes a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. We have foodservice offerings at approximately 1,185 stores, which include hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. In the first quarter of 2024, we launched an extensive new pizza program that offers private label pizza, at an attractive value of $4.99 for enrolled loyalty members. We currently offer our private label pizza at approximately 1,200 stores as take-and-bake from the freezer, and as fresh and hot pizza either whole or by the slice at approximately 220 stores. We supplement our foodservice offering with approximately 110 quick service major national brand restaurants. Relevant and delicious food offerings are a key strategic priority for us, and we expect to maintain a high degree of focus on frozen grab-n-go and enhanced hot food capabilities. Additionally, we provide a number of traditional convenience store services, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate revenues from car washes at approximately 75 of our locations.

We had approximately 2.3 million enrolled members in our fas REWARDS® loyalty program at the end of 2024, representing a year over year increase of approximately 13% from 2023. Our fas REWARDS® loyalty program is available in the majority of our stores and offers enrolled loyalty members in store exclusive promotional pricing, in-app member only deals not available without the app, as well as the ability to earn points that can be redeemed for either fuel or merchandise savings. Other in-app features include order and delivery, age verified offers on tobacco and alcohol, and a store locator with current gas prices at GPM stores nearby to members.

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

Retail Segment

Our retail segment includes the operation of a chain of retail stores, which includes convenience stores selling fuel products and merchandise to retail customers. At our convenience stores, we own the merchandise and fuel inventory and employ personnel to manage the store.

Wholesale Segment

Our wholesale segment supplies fuel to dealers, sub-wholesalers, and bulk and spot purchasers, on either a consignment or cost plus basis. For consignment arrangements, we retain ownership of the fuel inventory at the site, are responsible for the pricing of the fuel to the end consumer and share a portion of the gross profit earned from the sale of fuel with the consignment dealers. For cost plus arrangements, we sell fuel to dealers and bulk and spot purchasers on a fixed-fee basis. The sales price is determined according to the terms of the relevant agreement, which typically reflects our total fuel costs plus the cost of transportation and a margin, with us generally retaining the prompt pay discounts and rebates.

Fleet Fueling Segment

Our fleet fueling segment includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations), and commissions from the sales of fuel using proprietary fuel cards that provide customers access to a nationwide network of fueling sites.

GPMP Segment

Our GPMP segment engages in the wholesale distribution of fuel to substantially all of our sites that sell fuel in the retail and wholesale segments. GPM Petroleum LP (“GPMP”) sells fuel at GPMP’s cost of fuel (including taxes and transportation) plus a fixed margin and charges a fixed fee primarily to sites in the fleet fueling segment which are not supplied by GPMP.

Multi-Year Transformation Plan

We are currently continuing to develop and implement our Transformation Plan, which includes the following elements, among others:

(i)
Leveraging our unique, multi-segment operating model through more active conversion of retail stores within our retail segment to dealer sites within our wholesale segment. Following our review of our retail store portfolio, we have identified and expect to convert a meaningful number of retail locations to dealer sites, which we expect will yield greater profitability. Conversions of certain retail stores benefit both our dealers and us. Dealers are able to leverage their own scale by taking additional sites, while we realize higher profit from ongoing fuel supply agreements and rental income than from continuing to operate these stores in our retail segment. These conversions also will allow us to focus and better prioritize future investments in our remaining retail stores. During the year ended December 31, 2024, we converted 153 retail stores to dealer sites, and we expect to convert a meaningful number of additional stores throughout 2025, including another approximately 100 retail stores by the end of the first quarter of 2025.
(ii)
Additional targeted capital allocation toward strategic sub-segments of our retail stores, with a goal of increasing traffic and improving profitability. These investments will be guided by a pilot program that was initiated in 2024, designed to enhance the customer experience and strengthen our value proposition. Elements of this program are expected to include an expanded and refined merchandise assortment across our store network, with a focus on food and an enhanced in-store experience. Our current foodservice offering, which varies by store, primarily consists of hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We have historically relied upon a limited number of franchised quick service restaurants and in-store delis to drive customer traffic. As a result, we believe that our under-penetration of foodservice presents an opportunity to expand foodservice offerings and margin in response to changing consumer behavior. The pilot program consists of seven stores within one of our regions, with plans for a region-wide rollout before, ultimately, the expansion of this program across our retail footprint. In the fourth quarter of 2024, the Company began permitting to implement the new design in the pilot stores and expects to commence remodeling activity in the first half of 2025.
(iii)
Increased focus on both our pricing and procurement strategies across our retail stores to support ongoing merchandise margin rate growth.

As we proceed with this Transformation Plan, we may incur associated non-recurring expenses, including personnel costs, divestiture costs, professional services fees, and losses on disposal of assets and impairment charges.

Trends Impacting Our Business

We achieved strong store growth over the last decade, driven primarily by a highly successful acquisition strategy, inclusive of 26 completed acquisitions from 2013 through 2024. Most recently, on April 9, 2024, we completed our acquisition of 21 SpeedyQ Markets convenience stores located in Michigan (the “SpeedyQ Acquisition”). In March 2023, we acquired 135 convenience stores, 181 dealer locations, a commercial, government, and industrial business, and certain distribution and transportation assets from Transit Energy Group, LLC (the “TEG Acquisition”). In June 2023, we completed our acquisition of 24 Uncle’s convenience stores located across Western Texas, 68 proprietary GASCARD-branded cardlock sites and 43 private cardlock sites for fleet fueling operations located in Western Texas and Southeastern New Mexico from WTG Fuels Holdings, LLC (the “WTG Acquisition”). In August 2023, we acquired seven Speedy’s convenience stores located in Arkansas and Oklahoma, which were previously locations operated by a dealer to which we supplied fuel (the “Speedy’s Acquisition” and, together with the TEG Acquisition and the WTG Acquisition, the “2023 Acquisitions”). In July 2022, we completed our acquisition of certain assets from Quarles Petroleum, Incorporated (the “Quarles Acquisition”), which included on the acquisition date 121 proprietary Quarles-branded cardlock sites and 63 third-party cardlock sites for fleet fueling operations, and 46 dealer locations, and in December 2022, we completed our acquisition of Pride Convenience Holdings, LLC, which operated 31 Pride convenience stores on the acquisition date and had one store under construction that is now opened (the “Pride Acquisition” and together with the Quarles Acquisition, the “2022 Acquisitions”). Our strategic acquisitions have had, and may continue to have, a significant impact on our reported results and can make period to period comparisons of results difficult. We believe our significant size and scale aids our efforts to successfully deploy our organic growth strategies in our acquired assets, which we anticipate will result in value accretion. For additional information regarding our acquisitions, see Note 4 to the Consolidated Financial Statements.

In 2024, we expanded our pipeline to eight NTI (new to industry) stores, out of which we opened one NTI HandyMart location and a new Dunkin’ store in 2024, and in the first quarter of 2025, we opened a Dunkin’ store and a fastmarket® location, with the balance of the pipeline to be opened over the course of 2025.

Our store count has grown from 320 sites in 2011 to 3,591 sites as of December 31, 2024, of which 1,389 were operated as retail convenience stores, 1,922 were dealer locations to which we supplied fuel, and 280 were cardlock locations.

The following table provides a history of our acquisitions, site conversions and site closings for each of the last three years, for the retail, wholesale and fleet fueling segments:

	For the Year Ended December 31,
Retail Segment	2024	2023	2022
Number of sites at beginning of period	1,543	1,404	1,406
Acquired sites	21	166	32
Newly opened or reopened sites	3	4	—
Company-controlled sites converted to consignment or fuel supply locations, net	(153)	(16)	(17)
Sites closed, divested or converted to rentals	(25)	(15)	(17)
Number of sites at end of period	1,389	1,543	1,404

	For the Year Ended December 31,
Wholesale Segment [1]	2024	2023	2022
Number of sites at beginning of period	1,825	1,674	1,628
Acquired sites	—	190	46
Newly opened or reopened sites [2]	39	83	74
Consignment or fuel supply locations converted from Company-controlled or fleet fueling sites, net	153	15	17
Closed or divested sites	(95)	(137)	(91)
Number of sites at end of period	1,922	1,825	1,674

1 Excludes bulk and spot purchasers.

2 Includes all signed fuel supply agreements irrespective of fuel distribution commencement date.

	For the Year Ended December 31,
Fleet Fueling Segment	2024	2023	2022
Number of sites at beginning of period	298	183	—
Acquired sites	—	111	184
Newly opened or reopened sites	1	6	—
Fleet fueling locations converted from fuel supply locations, net	—	1	—
Closed or divested sites	(19)	(3)	(1)
Number of sites at end of period	280	298	183

In recent years, the convenience store industry has focused on increasing and improving in-store foodservice offerings, including fresh foods, quick service restaurants and proprietary food offerings. We believe consumers may be more likely to patronize convenience stores that include new and improved food offerings, which may also lead to increased inside merchandise sales or fuel sales. Our current foodservice offering, which varies by store, primarily consists of hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We have historically relied upon a limited number of franchised quick service restaurants and in-store delis to drive customer traffic. As a result, we believe that our under-penetration of foodservice presents an opportunity to expand foodservice offerings and margin in response to changing consumer behavior. In the first quarter of 2024, we launched an extensive new pizza program as described above, and we are working on the expansion of our food offering as part of our Transformation Plan.

Our results of operation are significantly impacted by the retail fuel margins we earn on gallons sold. These fuel margins can change rapidly because they are influenced by many factors, including: the wholesale cost of fuel; interruptions in supply caused by severe weather; supply chain disruptions; refinery mechanical failures; and competition in the local markets in which we operate.

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

Additionally, the significant increase in the rate of inflation in the U.S. in recent years and the effect of higher prevailing interest rates has increased merchandise cost and reduced consumer purchasing power. We have mitigated a portion of these higher costs with retail price increases. The persistence of, or increase in, inflation or high interest rates could negatively impact the demand for our products and services, including due to consumers reducing travel, which could reduce sales volumes. Because of recent and current labor market conditions and the prevailing wage rates in the markets in which we operate, we have increased wages, which has increased our costs associated with recruiting and retaining qualified personnel, and may continue to do so in the future. Additionally, any major changes in tax or trade policy between the U.S. and countries from which we or our suppliers source merchandise and other products for our sites, such as the imposition of additional tariffs or duties on imported products, could require us to take certain actions, including raising prices on products we sell and seeking alternative sources of supply.

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

Results of Operations for the years ended December 31, 2024, 2023 and 2022

The period-to-period comparisons of our results of operations contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation have been prepared using the Consolidated Financial Statements and the notes thereto, and the following discussion should be read in conjunction with such Consolidated Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K. All figures for fuel costs, fuel contribution and fuel margin per gallon exclude the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel (intercompany charges by GPMP).

Consolidated Results

The table below shows our consolidated results for the years ended December 31, 2024, 2023 and 2022, together with certain key metrics.

	For the Year Ended December 31,
	2024	2023	2022
Revenues:	(in thousands)
Fuel revenue	$6,858,919	$7,464,372	$7,401,090
Merchandise revenue	1,767,345	1,838,001	1,647,642
Other revenues, net	105,698	110,358	94,067
Total revenues	8,731,962	9,412,731	9,142,799
Operating expenses:
Fuel costs	6,271,696	6,876,084	6,856,651
Merchandise costs	1,187,776	1,252,879	1,146,423
Site operating expenses	875,272	860,134	721,174
General and administrative expenses	162,920	165,294	139,969
Depreciation and amortization	132,414	127,597	101,752
Total operating expenses	8,630,078	9,281,988	8,965,969
Other expenses, net	7,858	12,729	9,816
Operating income	94,026	118,014	167,014
Interest and other financial expenses, net	(67,161)	(71,243)	(59,405)
Income before income taxes	26,865	46,771	107,609
Income tax expense	(6,144)	(12,166)	(35,557)
Income (loss) from equity investment	124	(39)	(74)
Net income	$20,845	$34,566	$71,978
Less: Net income attributable to non-controlling interests	—	197	231
Net income attributable to ARKO Corp.	$20,845	$34,369	$71,747
Series A redeemable preferred stock dividends	(5,750)	(5,750)	(5,750)
Net income attributable to common shareholders	$15,095	$28,619	$65,997
Fuel gallons sold	2,189,245	2,241,805	1,971,011
Fuel margin, cents per gallon [1]	26.8	26.2	27.6
Merchandise contribution [2]	$579,569	$585,122	$501,219
Merchandise margin [3]	32.8%	31.8%	30.4%
Adjusted EBITDA [4]	$248,860	$276,260	$293,151
Non-cash rent expense [5]	$14,335	$14,168	$7,903

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

For the year ended December 31, 2024 compared to the year ended December 31, 2023

For the year ended December 31, 2024, fuel revenue decreased by $605.5 million, or 8.1%, compared to the year ended December 31, 2023. The decrease in fuel revenue was attributable primarily to a decrease in the average price of fuel compared to 2023 and fewer gallons sold at same stores in 2024 compared to 2023, which was partially offset by incremental gallons sold related to the 2023 Acquisitions and the SpeedyQ Acquisition.

For the year ended December 31, 2024, merchandise revenue decreased by $70.7 million, or 3.8%, compared to the year ended December 31, 2023, primarily due to a decrease in same store merchandise revenues and a decrease in merchandise revenue from underperforming retail stores that we closed or converted to dealers. Offsetting this decrease was additional merchandise revenue from the 2023 Acquisitions and the SpeedyQ Acquisition.

For the year ended December 31, 2024, other revenues, net decreased by $4.7 million, or 4.2%, compared to the year ended December 31, 2023, primarily due to the regulatory state-wide elimination of Virginia skill gaming machine income, which was partially offset by additional revenue from the 2023 Acquisitions and the SpeedyQ Acquisition.

For the year ended December 31, 2024, total operating expenses decreased by $651.9 million, or 7.0%, compared to the year ended December 31, 2023. Fuel costs decreased $604.4 million, or 8.8% compared to 2023 due to both a lower average cost of fuel and fewer same store gallons sold, which were partially offset by incremental gallons related to the 2023 Acquisitions and the SpeedyQ Acquisition. Merchandise costs decreased $65.1 million, or 5.2%, compared to 2023, consistent with the reduction in merchandise revenue. For the year ended December 31, 2024, site operating expenses increased $15.1 million, or 1.8%, compared to 2023 primarily due to incremental expenses as a result of the 2023 Acquisitions and the SpeedyQ Acquisition, which were partially offset by a decrease in same store expenses and expenses from underperforming retail stores that we closed or converted to dealers.

For the year ended December 31, 2024, general and administrative expenses decreased $2.4 million, or 1.4%, compared to the year ended December 31, 2023, primarily due to a decrease of $2.7 million in share-based compensation expense and lower incentive accruals, partially offset by incremental expenses associated with the 2023 Acquisitions, annual wage increases and consulting support for the development of our Transformation Plan.

For the year ended December 31, 2024, depreciation and amortization expenses increased $4.8 million, or 3.8%, compared to the year ended December 31, 2023 primarily due to assets acquired in the past two years, largely in connection with the 2023 Acquisitions and the SpeedyQ Acquisition.

For the year ended December 31, 2024, other expenses, net decreased by $4.9 million, or 38.3%, compared to the year ended December 31, 2023 primarily due to lower acquisition and divestiture costs.

Operating income was $94.0 million for the year ended December 31, 2024, compared to $118.0 million for the year ended December 31, 2023. The decrease in operating income was primarily due to lower same store merchandise and fuel contribution and regulatory state-wide elimination of Virginia skill gaming machine income, partially offset by incremental income from the 2023 Acquisitions and the SpeedyQ Acquisition as well as the benefit from retail stores that were closed or converted to dealers in 2024. Reduced fuel contribution at comparable wholesale sites (as defined below) more than offset the increase in fleet fueling fuel contribution at comparable fleet fueling sites (as defined below).

For the year ended December 31, 2024, interest and other financial expenses, net decreased by $4.1 million compared to the year ended December 31, 2023 primarily as a result of $9.2 million recorded as financial income related to the issuance of the First Installment Shares (as defined in Note 4 to the Consolidated Financial Statements) as payment of deferred consideration and the settlement of deferred consideration related to the TEG Acquisition, an increase of $0.8 million in income recorded in 2024 compared to the prior year period for fair value adjustments related to the Ares Put Option, Public Warrants, Private Warrants and Additional Deferred Shares (each as defined in the notes to the Consolidated Financial Statements) and additional interest income generated in 2024, which was partially offset by higher average outstanding debt balances, a higher average interest rate for 2024 and higher interest expenses related to financial liabilities.

For the year ended December 31, 2024, income tax expense was $6.1 million compared to $12.2 million for the year ended December 31, 2023, and our effective tax rate for the years ended December 31, 2024 and 2023 was 22.8% and 26.0%, respectively.

For the year ended December 31, 2024, net income attributable to the Company was $20.8 million compared to $34.4 million for the year ended December 31, 2023.

For the year ended December 31, 2024, Adjusted EBITDA was $248.9 million, as compared to $276.3 million for the year ended December 31, 2023. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

For the year ended December 31, 2023 compared to the year ended December 31, 2022

For a discussion of the comparative results of operations for the years ended December 31, 2023 and 2022, refer to Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024.

Segment Results

Disclosure of Incremental Contributions From Acquisitions

In the discussion of our segment results, we disclose certain information with respect to our acquisitions on an “incremental” basis. For example, incremental fuel gallons sold with respect to recent acquisitions. Incremental amounts or gallons related to such acquisitions reflect only the change (i.e. increase) in the contribution of the acquisitions between the referenced periods. Therefore, when analyzing the incremental impact of the 2023 Acquisitions for the year ended December 31, 2024 compared to the year ended December 31, 2023, the TEG Acquisition’s results for the second, third and fourth quarters of 2024 and 2023, the WTG Acquisition’s results for the third and fourth quarters of 2024 and 2023, and the Speedy’s Acquisition’s results for the fourth quarters of 2024 and 2023 are excluded as they are already reflected in same store and comparable wholesale sites and comparable fleet fueling sites results, as defined below.

Retail Segment

The table below shows the results of the retail segment for the years ended December 31, 2024, 2023 and 2022, together with certain key metrics for the segment.

	For the Year Ended December 31,
	2024	2023	2022
Revenues:	(in thousands)
Fuel revenue	$3,509,935	$3,858,777	$3,887,549
Merchandise revenue	1,767,345	1,838,001	1,647,642
Other revenues, net	65,264	74,406	67,280
Total revenues	5,342,544	5,771,184	5,602,471
Operating expenses:
Fuel costs [1]	3,081,719	3,423,455	3,471,321
Merchandise costs	1,187,776	1,252,879	1,146,423
Site operating expenses	790,645	779,448	669,848
Total operating expenses	5,060,140	5,455,782	5,287,592
Operating income	$282,404	$315,402	$314,879
Fuel gallons sold	1,080,990	1,122,321	1,006,469
Same store fuel gallons sold decrease (%) [2]	(6.1%)	(5.3%)	(8.1%)
Fuel contribution [3]	$428,216	$435,322	$416,228
Fuel margin, cents per gallon [4]	39.6	38.8	41.4
Same store fuel contribution [2,3]	$403,503	$422,090	$406,262
Same store merchandise sales (decrease) increase (%) [2]	(5.4%)	0.4%	(1.0%)
Same store merchandise sales excluding cigarettes (decrease) increase (%) [2]	(3.8%)	2.5%	2.6%
Merchandise contribution [5]	$579,569	$585,122	$501,219
Merchandise margin [6]	32.8%	31.8%	30.4%

1 Excludes the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel.

2 Same store is a common metric used in the convenience store industry. We consider a store a same store beginning in the first quarter in which the store had a full quarter of activity in the prior year. Refer to “Use of Non-GAAP Measures” below for discussion of this measure.

3 Calculated as fuel revenue less fuel costs. 2022 same store fuel contribution is presented compared to the 2023 store basis.

4 Calculated as fuel contribution divided by fuel gallons sold.

5 Calculated as merchandise revenue less merchandise costs.

6 Calculated as merchandise contribution divided by merchandise revenue.

The table below shows financial information and certain key metrics of the SpeedyQ Acquisition within the retail segment, for which there is no comparable information for the prior period.

For the Year Ended December 31, 2024
SpeedyQ [1]
(in thousands)
Date of Acquisition:	Apr 9, 2024
Revenues:
Fuel revenue	$38,937
Merchandise revenue	20,719
Other revenues, net	809
Total revenues	60,465
Operating expenses:
Fuel costs [2]	33,455
Merchandise costs	14,709
Site operating expenses	9,760
Total operating expenses	57,924
Operating income	$2,541
Fuel gallons sold	11,865
Fuel contribution [3]	5,482
Merchandise contribution [4]	6,010
Merchandise margin [5]	29.0%

1 Acquisition of 21 SpeedyQ retail stores.

2 Excludes the estimated fixed margin paid to GPMP for the cost of fuel.

3 Calculated as fuel revenue less fuel costs.

4 Calculated as merchandise revenue less merchandise costs.

5 Calculated as merchandise contribution divided by merchandise revenue.

For the year ended December 31, 2024 compared to the year ended December 31, 2023

Retail Revenues

For the year ended December 31, 2024, fuel revenue decreased by $348.8 million, or 9.0%, compared to the year ended December 31, 2023. The decrease in fuel revenue was attributable to a decrease in gallons sold at same stores of approximately 6.1%, or 65.5 million gallons, reflecting the challenging macro-economic environment, as well as a $0.19 per gallon decrease in the average retail price of fuel in 2024 as compared to 2023, primarily due to market factors. Partially offsetting these decreases was an incremental 41.3 million gallons sold, or $132.8 million in fuel revenue, contributed by the 2023 Acquisitions and the SpeedyQ Acquisition. Underperforming retail stores, which we closed or converted to dealers during 2024 to optimize profitability, also negatively impacted gallons sold by 19.3 million gallons.

For the year ended December 31, 2024, merchandise revenue decreased by $70.7 million, or 3.8%, compared to the year ended December 31, 2023, primarily caused by a decline in customer transactions reflecting the challenging macro-economic environment and a decrease in merchandise revenue of $43.6 million from underperforming retail stores that we closed or converted to dealers. The 2023 Acquisitions and the SpeedyQ Acquisition contributed approximately $64.6 million of incremental merchandise revenue. Same store merchandise sales decreased $94.6 million, or 5.4%, for 2024 compared to 2023. About half the decline in same store merchandise was caused by lower revenues from cigarettes.

For the year ended December 31, 2024, other revenues, net decreased by $9.1 million, or 12.3%, from the year ended December 31, 2023, primarily related to the regulatory state-wide elimination of Virginia skill gaming machine income, partially offset by additional income from the 2023 Acquisitions and the SpeedyQ Acquisition.

Retail Operating Income

For the year ended December 31, 2024, fuel contribution decreased $7.1 million, or 1.6%, compared to the year ended December 31, 2023, while fuel margin per gallon increased. Same store fuel margin per gallon for 2024 increased to 39.7 cents per gallon from 39.0 cents per gallon for 2023. Incremental fuel contribution from the 2023 Acquisitions and the SpeedyQ Acquisition of approximately $16.8 million was more than offset by a decrease in same store fuel contribution of $18.6 million. In addition, a decrease in fuel contribution of $6.1 million was related to underperforming retail stores that we closed or converted to dealers compared to 2023.

For the year ended December 31, 2024, merchandise contribution decreased $5.6 million, or 0.9%, compared to the year ended December 31, 2023, while merchandise margin increased to 32.8% in 2024 from 31.8% in 2023. The decrease in merchandise contribution was due to a decrease in same store merchandise contribution of $17.0 million and a decrease in merchandise contribution of $11.6 million related to underperforming retail stores that we closed or converted to dealers, partially offset by incremental merchandise contribution from the 2023 Acquisitions and the SpeedyQ Acquisition of $21.7 million. Merchandise contribution at same stores decreased in 2024 primarily due to lower contribution from several core destination categories, and cigarettes, partially offset by higher contribution from other tobacco products. Same store merchandise margin was 32.7% in 2024 compared to 31.9% in 2023.

For the year ended December 31, 2024, site operating expenses increased $11.2 million, or 1.4%, as compared to the year ended December 31, 2023, primarily due to $33.1 million of incremental expenses related to the 2023 Acquisitions and the SpeedyQ Acquisition. The increase in site operating expenses was partially offset by a decrease in same store operating expenses of $0.4 million as a result of lower credit card fees and personnel costs, and $22.1 million of reduced expenses related to underperforming retail stores that we closed or converted to dealers.

Wholesale Segment

The table below shows the results of the wholesale segment for the years ended December 31, 2024, 2023 and 2022, together with certain key metrics for the segment.

	For the Year Ended December 31,
	2024	2023	2022
Revenues:	(in thousands)
Fuel revenue	$2,799,869	$3,039,904	$3,234,145
Other revenues, net	29,140	25,775	23,451
Total revenues	2,829,009	3,065,679	3,257,596
Operating expenses:
Fuel costs [1]	2,709,519	2,946,996	3,135,988
Site operating expenses	39,679	39,703	42,543
Total operating expenses	2,749,198	2,986,699	3,178,531
Operating income	$79,811	$78,980	$79,065
Fuel gallons sold – fuel supply locations	794,796	801,260	746,513
Fuel gallons sold – consignment agent locations	154,560	168,005	156,059
Fuel margin, cents per gallon [2] – fuel supply locations	6.0	6.0	6.8
Fuel margin, cents per gallon [2] – consignment agent locations	27.4	26.5	30.2

1 Excludes the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Note: Comparable wholesale sites exclude wholesale sites added through the 2023 Acquisitions and retail stores converted to dealers, until the first quarter in which these sites had a full quarter of wholesale activity in the prior year.

For the year ended December 31, 2024 compared to the year ended December 31, 2023

Wholesale Revenues

For the year ended December 31, 2024, fuel revenue decreased by $240.0 million, or 7.9%, compared to the year ended December 31, 2023, caused by a 19.9 million, or 2.1%, decrease in gallons sold and a decrease in the average price of fuel in 2024 as compared to 2023. Of total gallons sold, the 2023 Acquisitions contributed approximately 18.4 million incremental gallons, and the retail stores that were converted to dealers contributed 10.4 million gallons, which were more than offset by lower volumes at comparable wholesale sites.

Wholesale Operating Income

For the year ended December 31, 2024, wholesale operating income increased $0.8 million, compared to 2023. An increase of approximately $3.4 million in other revenues, net, was partially offset by a decrease in fuel contribution of approximately $2.6 million in 2024 compared to 2023. At fuel supply locations, fuel contribution decreased by $0.5 million, and fuel margin per gallon remained consistent with 2023, primarily due to decreased prompt pay discounts related to lower fuel costs and lower volumes at comparable wholesale sites, which was partially offset by incremental contribution from the retail stores converted to dealers of $0.7 million, and the 2023 Acquisitions. At consignment agent locations, fuel contribution decreased $2.1 million while fuel margin per gallon increased for 2024 compared to 2023, primarily due to incremental contribution of $0.5 million from the retail stores converted to dealers, and the 2023 Acquisitions, which was offset by lower rack-to-retail margins and decreased prompt pay discounts related to lower fuel costs.

For the year ended December 31, 2024, site operating expenses remained consistent with those in the year ended December 31, 2023.

Fleet Fueling Segment

The table below shows the results of the fleet fueling segment for the years ended December 31, 2024, 2023 and 2022, together with certain key metrics for the segment. We added the fleet fueling segment only upon consummation of the Quarles Acquisition on July 22, 2022; therefore, the year ended December 31, 2022 does not reflect the operations of this segment for the entirety of 2022, which affects year-over-year comparability.

	For the Year Ended December 31,
	2024	2023	2022
Revenues:	(in thousands)
Fuel revenue	$515,462	$530,937	$270,670
Other revenues, net	9,135	7,818	2,178
Total revenues	524,597	538,755	272,848
Operating expenses:
Fuel costs [1]	451,173	475,037	242,849
Site operating expenses	24,917	22,298	8,733
Total operating expenses	476,090	497,335	251,582
Operating income	$48,507	$41,420	$21,266
Fuel gallons sold – proprietary cardlock locations	136,104	130,995	57,104
Fuel gallons sold – third-party cardlock locations	12,814	9,832	2,882
Fuel margin, cents per gallon [2] – proprietary cardlock locations	46.0	41.7	48.4
Fuel margin, cents per gallon [2] – third-party cardlock locations	13.1	12.4	6.5

1 Excludes the estimated fixed fee paid to GPMP for the cost of fuel.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Note: Comparable fleet fueling sites exclude fleet fueling sites added through the 2023 Acquisitions, until the first quarter in which these sites had a full quarter of fleet fueling activity in the prior year.

For the year ended December 31, 2024 compared to the year ended December 31, 2023

Fleet Fueling Revenues

For the year ended December 31, 2024, fuel revenue decreased by $15.5 million, or 2.9%, and other revenues, net increased by $1.3 million, compared to the year ended December 31, 2023. Fleet fueling revenues were negatively impacted by a decrease in the average price of fuel in 2024 compared to 2023, which were partially offset by an 8.1 million increase in gallons sold, or 5.7%, primarily resulting from the WTG Acquisition.

Fleet Fueling Operating Income

For the year ended December 31, 2024, fuel contribution increased by $8.4 million compared to the year ended December 31, 2023. At proprietary cardlocks, fuel contribution increased by $7.9 million, and fuel margin per gallon also increased for the year ended December 31, 2024, compared to the year ended December 31, 2023. At third-party cardlock locations, fuel contribution increased $0.5 million, and fuel margin per gallon also increased for 2024 compared to 2023. These changes were primarily due to higher volumes and the cardlocks acquired in the WTG Acquisition.

For the year ended December 31, 2024, site operating expenses increased $2.6 million compared to the year ended December 31, 2023 primarily due to the WTG Acquisition.

GPMP Segment

The table below shows the results of the GPMP segment for the years ended December 31, 2024, 2023 and 2022, together with certain key metrics for the segment.

	For the Year Ended December 31,
	2024	2023	2022
Revenues:	(in thousands)
Fuel revenue – inter-segment [1]	$4,576,222	$5,149,228	$5,674,516
Fuel revenue – external customers	3,624	3,681	5,160
Other revenues, net	838	939	1,024
Other revenues, net – inter-segment [1]	11,236	10,918	3,651
Total revenues	4,591,920	5,164,766	5,684,351
Operating expenses:
Fuel costs	4,481,926	5,052,391	5,585,050
General and administrative expenses	3,585	3,162	2,897
Depreciation and amortization	7,371	7,365	7,369
Total operating expenses	4,492,882	5,062,918	5,595,316
Other (income), net	—	(598)	—
Operating income	$99,038	$102,446	$89,035
Fuel gallons sold – inter-segment	1,955,989	2,017,522	1,890,946
Fuel gallons sold – external customers	1,044	1,364	1,592
Fuel margin, cents per gallon [2]	5.0	5.0	5.0

1 Includes the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

For the year ended December 31, 2024 compared to the year ended December 31, 2023

GPMP Revenues

For the year ended December 31, 2024, fuel revenue decreased by $573.1 million, or 11.1%, compared to the year ended December 31, 2023. The decrease in fuel revenue was attributable to a decrease in gallons sold and a decrease in the average price of fuel for 2024 compared to 2023.

For the years ended December 31, 2024 and 2023, other revenues, net were similar. Inter-segment other revenues, net primarily related to the fixed fee primarily charged to sites in the fleet fueling segment (currently 5.0 cents per gallon sold) and increased slightly for 2024 compared to 2023.

GPMP Operating Income

Fuel margin decreased by $2.6 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to fewer gallons sold to the retail and wholesale segments at a fixed margin.

For the year ended December 31, 2024, total general and administrative expenses increased slightly from those in the year ended December 31, 2023, and depreciation and amortization expenses for 2024 remained consistent with 2023.

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

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022.

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net income	$20,845	$34,566	$71,978
Interest and other financing expenses, net	67,161	71,243	59,405
Income tax expense	6,144	12,166	35,557
Depreciation and amortization	132,414	127,597	101,752
EBITDA	226,564	245,572	268,692
Acquisition and divestiture costs (a)	5,168	9,079	8,162
Loss on disposal of assets and impairment charges (b)	6,798	6,203	5,731
Share-based compensation expense (c)	12,339	15,015	12,161
(Income) loss from equity investment (d)	(124)	39	74
Fuel and franchise taxes received in arrears (e)	(1,427)	—	—
Adjustment to contingent consideration (f)	(20)	(604)	(2,204)
Internal entity realignment and streamlining (g)	—	—	475
Other (h)	(438)	956	60
Adjusted EBITDA	$248,860	$276,260	$293,151

Additional information
Non-cash rent expense (i)	14,335	14,168	7,903

(a)
Eliminates costs incurred that are directly attributable to business acquisitions and divestitures (including conversion of retail stores to dealer sites) and salaries of employees whose primary job function is to execute our acquisition and divestiture strategy and facilitate integration of acquired operations.
(b)
Eliminates the non-cash loss from the sale or disposal of property and equipment, the loss recognized upon the sale of related leased assets and impairment charges on property and equipment and right-of-use assets related to closed and non-performing sites.
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

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness, depending on market conditions. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions, or other events may cause us to seek additional debt or equity financing in future periods. Additional debt financing could impose increased cash payment obligations, as well as covenants that may restrict our operations. There can be no guarantee that financing will be available on acceptable terms or at all. As of December 31, 2024, approximately 49% of our debt bore interest at variable rates, an increase from approximately 46% as of December 31, 2023, which has increased our interest rate risk and may require that we use more of our cash flow for the payment of interest if prevailing interest rates increase or we incur additional indebtedness under our variable rate facilities or otherwise. See also “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

As of December 31, 2024, we were in a strong liquidity position of approximately $841 million, consisting of approximately $262 million of cash and cash equivalents and approximately $579 million of availability under our lines of credit available for certain purposes. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations from our existing cash balances. As of December 31, 2024, we had no outstanding borrowings under our $140.0 million PNC Line of Credit (as defined below), $29.1 million of unused availability under the M&T equipment line of credit, described below, and $418.7 million of unused availability under our $800 million Capital One Line of Credit (as defined below), which we may elect to increase up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms.

The Board declared, and the Company paid, dividends of $0.03 per share of common stock on each of March 21, 2024, May 31, 2024, August 30, 2024, and December 3, 2024, totaling approximately $14.0 million. Additionally, the Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on March 21, 2025 to stockholders of record as of March 10, 2025. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will evaluate dividend payments within the context of our overall capital allocation strategy on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends.

In May 2024, the Board increased the size of our share repurchase program for up to an aggregate of $125.0 million of our outstanding shares of common stock, from an aggregate of $100.0 million of our outstanding shares of common stock. During the year ended December 31, 2024, inclusive of the repurchase of the First Installment Shares from TEG, we repurchased approximately 4.8 million shares of common stock under the share repurchase program for approximately $28.3 million, or an average share price of $5.89. The share repurchase program does not have a stated expiration date. Whether and the extent to which we repurchase shares depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Exchange Act, privately negotiated transactions, pursuant to accelerated share repurchase agreements entered into with one or more counterparties, or otherwise.

To date, we have funded capital expenditures primarily through funds generated from operations, funds received from vendors, sale-leaseback transactions, the issuance of debt and existing cash. Future capital required to finance operations, acquisitions, and raze-and-rebuild, functionally remodel and fully remodel and update stores is expected to come from cash on hand, cash generated by operations, availability under lines of credit, and additional long-term debt and equipment leases, as circumstances may dictate. In the short- to medium-term, we currently expect that our capital spending program will be primarily focused on remodeling and updating stores, including as part of our Transformation Plan, and maintaining our properties and equipment. In the medium- to long-term, we currently expect that our capital spending program will align with our Transformation Plan. We do not expect such capital needs to adversely affect liquidity. We expect to remain opportunistic with respect to the expansion of our store base thorough acquisitions, and we will evaluate such opportunities in concert with our capital spending program.

Cash Flows for the Years Ended December 31, 2024, 2023 and 2022

Net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in):	(in thousands)
Operating activities	$221,858	$136,094	$209,256
Investing activities	(114,858)	(296,822)	(175,488)
Financing activities	(56,004)	85,357	10,555
Effect of exchange rates	(9)	23	(97)
Total	$50,987	$(75,348)	$44,226

For a discussion of the comparison of our cash flows for the years ended December 31, 2023 and 2022, refer to Part II, Item 7“Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024, under the subheading “Cash Flows for the Years Ended December 31, 2023, 2022 and 2021.”

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

For the year ended December 31, 2024, cash flows provided by operating activities were $221.9 million compared to $136.1 million for the year ended December 31, 2023. The increase was primarily the result of approximately $19.0 million of lower net tax payments, approximately $10.0 million of deposits received from dealers related to retail stores that will be converted to dealer locations, deferred income and dealer deposits received from dealers related to retail stores that were converted, incremental vendor incentives received and decreases in working capital as a result of the day of the week on which 2024 ended and the conversion of retail stores to dealers, which were partially offset by approximately $8.1 million of higher net interest payments and a decrease in Adjusted EBITDA of $27.4 million.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the year ended December 31, 2024, cash used in investing activities decreased by $182.0 million to $114.9 million from $296.8 million for the year ended December 31, 2023. For the year ended December 31, 2024, we utilized $113.9 million for capital expenditures, including the purchase of certain fee properties, upgrades to fuel dispensers and other investments in our stores. We paid $9.5 million in net consideration for the SpeedyQ Acquisition, reflecting $54.5 million in aggregate purchase consideration, offset by $45.0 million paid by an affiliate of Blue Owl Real Estate Fund VI OP LP under the Company’s standby real estate purchase, designation and lease program agreement. Cash used in investing activities for the year ended December 31, 2023 was impacted by the purchase consideration paid for the 2023 Acquisitions.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount of our lines of credit and debt, and the issuance of common stock, net of dividends paid and common stock repurchases.

For the year ended December 31, 2024, financing activities consisted primarily of net receipts of $21.2 million from long-term debt, which was offset by repayments of $4.9 million for financing leases, $3.4 million for additional consideration payments related to the 2020 acquisition of the business of Empire Petroleum Partners, LLC, $14.0 million for dividend payments on common stock, $5.8 million for dividend payments on the Series A redeemable preferred stock and $32.0 million for common stock repurchases, including the repurchase of the First Installment Shares originally issued to pay deferred consideration in the TEG

Acquisition. We also made an early payment of $17.2 million, as payment in full and as a discount to the $25.0 million deferred consideration in the TEG Acquisition, which would have been due on March 1, 2025. See Note 4 to our Consolidated Financial Statements.

Contractual Obligations and Indebtedness

Contractual Obligations

The table below presents our significant contractual obligations as of December 31, 2024:

	Obligations due by Period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt obligations (2)	$1,109,528	$68,557	$141,296	$899,449	$226
Additional and contingent consideration related to the 2020 Empire acquisition (non-discounted)	5,951	5,951	—	—	—
Deferred payments (non-discounted) (3)	680	680	—	—	—
Other financial obligations (4)	307,050	16,899	34,159	34,232	221,760
Operating lease obligations	2,478,858	181,136	360,991	351,506	1,585,225
Financing lease obligations	499,948	28,096	43,546	50,591	377,715
	$4,402,015	$301,319	$579,992	$1,335,778	$2,184,926
Purchase commitments (in gallons) (5)	3,600,549	1,346,467	1,559,158	368,904	326,020
(1)
Excludes asset retirement obligations due to the uncertain nature of the timing of these liabilities.
(2)
Includes principal and interest payments. Assumes an interest rate of 7.4% on the $380.8 million of the Capital One Line of Credit utilized as of December 31, 2024 and a zero balance on the PNC Line of Credit.
(3)
Deferred payments related to the Speedy’s Acquisition.
(4)
Includes financial liabilities related to the 2023 Acquisitions of TEG and WTG, the 2022 Acquisitions and the 2021 acquisition of ExpressStop convenience stores, assuming lease purchase option is not exercised.
(5)
Our fuel vendor agreements with suppliers require minimum volume purchase commitments of branded and unbranded gasoline and distillates annually. The future minimum volume purchase requirements under the existing supply agreements are based on gallons, with a purchase price at prevailing market rates for wholesale distribution.

Credit Facilities and Senior Notes

Senior Notes

As of December 31, 2024, the Company had outstanding $450 million aggregate principal amount of its 5.125% Senior Notes due 2029 (the “Senior Notes”). Issued in October 2021, the Senior Notes are guaranteed, on an unsecured senior basis, by certain of the Company’s wholly owned domestic subsidiaries (the “Guarantors”). The indenture governing the Senior Notes contains customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, (vii) effect mergers and (viii) incur indebtedness. The Senior Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ respective existing and future senior unsubordinated indebtedness and are effectively subordinated to all of the Company’s and the Guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated to any existing and future obligations of subsidiaries of the Company that are not Guarantors.

Financing Agreement with PNC

GPM and certain subsidiaries have a financing arrangement (as amended, the “PNC Credit Agreement”) with PNC Bank National Association (“PNC”) to provide a line of credit with an aggregate principal amount of up to $140 million for purposes of financing working capital (the “PNC Line of Credit”).

The PNC Line of Credit bears interest, as elected by GPM at: (a) SOFR Adjusted plus Term SOFR (as defined in the PNC Credit Agreement) plus a margin of 1.25% to 1.75% or (b) a rate per annum equal to the alternate base rate (as defined in the PNC Credit Agreement) plus a margin of 0% to 0.50%. Every quarter, the SOFR margin rate and the alternate base rate margin rate are updated based on the quarterly average undrawn availability of the line of credit. The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. As of December 31, 2024, $8.2 million of letters of credit were outstanding under the PNC Credit Agreement.

Financing Agreements with M&T Bank

GPM has a financing arrangement with M&T Bank that provides a line of credit for up to $45.0 million to purchase equipment on or before September 2026, which may be borrowed in tranches, as well as an aggregate original principal amount of $49.5 million of real estate loans (the “M&T Term Loans”). As of December 31, 2024, approximately $29.1 million remained available under the equipment line of credit.

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

The Capital One Line of Credit matures on May 5, 2028. As of December 31, 2024, approximately $380.8 million was drawn on the Capital One Line of Credit, $0.5 million of letters of credit were outstanding under the Capital One Line of Credit and approximately $418.7 million was available thereunder.

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

For the 2024 annual impairment test, the data used for the income approach was directly linked to our internal projections for 2025 through 2029. The long-term growth rate used in the terminal year was (0.6)% for the GPMP reporting unit, and was 3.0% for the retail reporting unit, in accordance with the relevant weighted average long-term nominal growth rate. The cash flows used assumed an unlevered, debt-free basis with no deduction for interest of debt principal to present the cash flows available for debt and equity holders. The discount rate for each reporting unit was determined based on the risk profile of each of the reporting units, and was derived from its weighted average cost of capital (“WACC”) as assessed by management with the assistance of an independent assessor. The WACC took into account both debt and equity. The discount rate applied to the cash flow projections for the GPMP and the retail reporting units was approximately 8.5% and 10.5%, respectively.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk
We have limited exposure to commodity price risk as a result of the payment and volume-related discounts in certain of our fuel supply contracts with our fuel suppliers, which are based on the market price of motor fuel. Significant increases in fuel prices could result in significant increases in the retail price of fuel and in lower sales to consumers and dealers. When fuel prices rise, some of our dealers may have insufficient credit to purchase fuel from us at their historical volumes. In addition, significant and persistent increases in the retail price of fuel could also diminish consumer demand, which could subsequently diminish the volume of fuel we distribute. A significant percentage of our sales are made with the use of credit cards. Because the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump and higher gallon movements result in higher credit card expenses. These additional fees increase operating expenses. From time to time, we make use of derivative commodity instruments to manage risks associated with an immaterial number of gallons designed to offset changes in the price of fuel that are directly tied to firm commitments to purchase diesel fuel.

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The Senior Notes bear a fixed interest rate; therefore, an increase or decrease in prevailing interest rates has no impact on our debt service for the Senior Notes. As of December 31, 2024, the interest rate on our Capital One Line of Credit was 7.4%, the interest rate on our M&T Term Loans was 7.6% and the interest rate on the variable portion of our M&T equipment loan was 7.4% (approximately $15.9 million of the total loan). As of December 31, 2023, the interest rate on our Capital One Line of Credit was 8.2%, the interest rate on our M&T Term Loans was 8.4% and the interest rate on the variable portion of our M&T equipment loan was 8.1% (approximately $16.4 million of the total loan) As of December 31, 2024, approximately 49% of our debt bore interest at variable rates. Based on the outstanding balances at December 31, 2024, if our applicable interest rates each increase by 1%, then our debt service on an annual basis would increase by approximately $4.3 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances. For additional information regarding our interest rate risk, see “Risk Factors—Risks Related to Our Business and Industry—Our variable rate debt could adversely affect our financial condition and results of operations.”

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

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Management under the supervision, and with the participation, of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

Based on the foregoing evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024 based on the specified criteria.

Our internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8. “Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

For the quarter ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information about directors required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders.

Code of Ethics

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

Insider Trading Policy

We have adopted an Insider Trading Policy which governs the purchase, sale and/or any other dispositions of our securities by the Company and its directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders.

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
4.8

First Supplemental Indenture, dated July 28, 2022, by and among GPM Transportation Company, LLC, the New Guarantor party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K, filed on February 27, 2024).

4.9

Second Supplemental Indenture, dated December 30, 2022, by and among Pride Convenience Holdings, LLC, Pride Operating, LLC, Pride Logistics, LLC and Pride Management, LLC, the New Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K, filed on February 27, 2024).

10.1	Form of Indemnification for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Commission on December 31, 2020).
10.2**	ARKO Corp. 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Commission on December 31, 2020).
10.3**	Amendment to the ARKO Corp. 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 6, 2024).
10.4**

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

10.24

Second Amended and Restated Credit Agreement, dated May 5, 2023, by and among GPM Petroleum LP, the guarantors party thereto, Capital One, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 8, 2023).

10.25

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

10.27

Third Amended and Restated Credit Agreement, dated November 21, 2023, by and among GPM Investments, LLC, and the other borrowers party thereto and M&T Bank (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K, filed on February 27, 2024).

10.28**

Employment Agreement, dated as of December 19, 2023, by and between ARKO Corp. and GPM Investments, LLC and Robb Giammatteo (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on December 21, 2023).

10.29*

Fourth Amendment dated as of July 11, 2023 to Standby Real Estate Purchase, Designation and Lease Program by and between GPM Investments, LLC and GPM Portfolio Owner LLC and Oak Street Real Estate Capital Fund VI OP, LP. (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K, filed on February 27, 2024).

10.30*

Fifth Amendment dated as of January 19, 2024 to Standby Real Estate Purchase, Designation and Lease Program by and between GPM Investments, LLC and GPM Portfolio Owner LLC and Oak Street Real Estate Capital Fund VI OP, LP. (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K, filed on February 27, 2024).

10.31*

Sixth Amendment, dated as of September 30, 2024, to Standby Real Estate Purchase, Designation and Lease Program, by and among GPM Investments, LLC, GPM Portfolio Owner LLC and Blue Owl Real Estate Fund VI OP LP (f/k/a Oak Street Real Estate Capital Fund VI OP, LP) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 2, 2024.)

10.32*

Amendment No. 2 to Asset Purchase Agreement, dated as of March 26, 2024, by and among GPM Investments, LLC, Transit Energy Group, LLC and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 28, 2024).

10.33*

Master Supply Agreement, dated as of March 21, 2024, by and between GPM Investments, LLC and Core-Mark International, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 26, 2024).

10.34*+	Amendment No. 1 to Master Supply Agreement, dated as of March 21, 2024, by and between GPM Investments, LLC and Core-Mark International, Inc.
10.35*+	Amendment No. 2 to Master Supply Agreement, dated as of November 26, 2024, by and between GPM Investments, LLC and Core-Mark International, Inc.
10.36**+	Amendment to Employment Agreement, dated as of February 25, 2025, by and between GPM Investments, LLC and Maury Bricks
19.1+	ARKO Corp. Insider Trading Policy
21.1+	List of Subsidiaries
23.1+	Consent of Grant Thornton LLP
31.1+	Certification of Principal Executive Officer of ARKO Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer of ARKO Corp. pursuant to Section 302 of the Sarbanes-Oxley act of 2002
32.1++	Certification of Principal Executive Officer of ARKO Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of Principal Financial Officer of ARKO Corp. pursuant to Section 906 of the Sarbanes-Oxley act of 2002
97.1	ARKO Corp. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K, filed on February 27, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

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

Date: February 26, 2025	ARKO CORP.

	By:	/s/ Robert Giammatteo
Robert Giammatteo
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Arie Kotler	President, Chief Executive Officer and Chairman of the Board	February 26, 2025
Arie Kotler	(Principal Executive Officer)

/s/ Robert Giammatteo	Executive Vice President and Chief Financial Officer	February 26, 2025
Robert Giammatteo	(Principal Financial and Accounting Officer)

/s/ Sherman K. Edmiston III	Director	February 26, 2025
Sherman K. Edmiston III

/s/ Avram Friedman	Director	February 26, 2025
Avram Friedman

/s/ Michael J. Gade	Director	February 26, 2025
Michael J. Gade

/s/ Andrew R. Heyer	Director	February 26, 2025
Andrew R. Heyer

/s/ Steven J. Heyer	Director	February 26, 2025
Steven J. Heyer

/s/ Laura Karet	Director	February 26, 2025
Laura Karet

Report of Independent registered public accounting firm

Board of Directors and Shareholders

ARKO Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ARKO Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2003.

Charlotte, North Carolina

February 26, 2025

Report of Independent registered public accounting firm

Board of Directors and Shareholders

ARKO Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ARKO Corp. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 26, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Charlotte, North Carolina

February 26, 2025

ARKO Corp.

Consolidated Balance Sheets

(in thousands, except share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$261,758	$218,120
Restricted cash	30,650	23,301
Short-term investments	5,330	3,892
Trade receivables, net	95,832	134,735
Inventory	231,225	250,593
Other current assets	97,413	118,472
Total current assets	722,208	749,113
Non-current assets:
Property and equipment, net	747,548	742,610
Right-of-use assets under operating leases	1,386,244	1,384,693
Right-of-use assets under financing leases, net	157,999	162,668
Goodwill	299,973	292,173
Intangible assets, net	182,355	214,552
Equity investment	3,009	2,885
Deferred tax asset	67,689	52,293
Other non-current assets	53,633	49,377
Total assets	$3,620,658	$3,650,364
Liabilities
Current liabilities:
Long-term debt, current portion	$12,944	$16,792
Accounts payable	190,212	213,657
Other current liabilities	159,239	179,536
Operating leases, current portion	71,580	67,053
Financing leases, current portion	11,515	9,186
Total current liabilities	445,490	486,224
Non-current liabilities:
Long-term debt, net	868,055	828,647
Asset retirement obligation	87,375	84,710
Operating leases	1,408,293	1,395,032
Financing leases	211,051	213,032
Other non-current liabilities	223,528	266,602
Total liabilities	3,243,792	3,274,247

Commitments and contingencies - see Note 13
Series A redeemable preferred stock (no par value) - authorized: 1,000,000 shares; issued and outstanding: 1,000,000 and 1,000,000 shares, respectively; redemption value: $100,000 and $100,000, in the aggregate, respectively	100,000	100,000

Shareholders' equity:
Common stock (par value $0.0001) - authorized: 400,000,000 shares; issued: 130,153,836 and 125,268,525 shares, respectively; outstanding: 115,771,318 and 116,171,208 shares, respectively	12	12
Treasury stock, at cost - 14,382,518 and 9,097,317 shares, respectively	(106,123)	(74,134)
Additional paid-in capital	276,681	245,007
Accumulated other comprehensive income	9,119	9,119
Retained earnings	97,177	96,097
Total shareholders' equity	276,866	276,101
Non-controlling interest	—	16
Total equity	276,866	276,117
Total liabilities, redeemable preferred stock and equity	$3,620,658	$3,650,364

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Operations

(in thousands, except share data)

	For the Year Ended December 31,
	2024	2023	2022
Revenues:
Fuel revenue [1]	$6,858,919	$7,464,372	$7,401,090
Merchandise revenue	1,767,345	1,838,001	1,647,642
Other revenues, net	105,698	110,358	94,067
Total revenues	8,731,962	9,412,731	9,142,799
Operating expenses:
Fuel costs [1]	6,271,696	6,876,084	6,856,651
Merchandise costs	1,187,776	1,252,879	1,146,423
Site operating expenses	875,272	860,134	721,174
General and administrative expenses	162,920	165,294	139,969
Depreciation and amortization	132,414	127,597	101,752
Total operating expenses	8,630,078	9,281,988	8,965,969
Other expenses, net	7,858	12,729	9,816
Operating income	94,026	118,014	167,014
Interest and other financial income	30,591	20,273	3,178
Interest and other financial expenses	(97,752)	(91,516)	(62,583)
Income before income taxes	26,865	46,771	107,609
Income tax expense	(6,144)	(12,166)	(35,557)
Income (loss) from equity investment	124	(39)	(74)
Net income	$20,845	$34,566	$71,978
Less: Net income attributable to non-controlling interests	—	197	231
Net income attributable to ARKO Corp.	$20,845	$34,369	$71,747
Series A redeemable preferred stock dividends	(5,750)	(5,750)	(5,750)
Net income attributable to common shareholders	$15,095	$28,619	$65,997
Net income per share attributable to common shareholders — basic	$0.13	$0.24	$0.54
Net income per share attributable to common shareholders — diluted	$0.13	$0.24	$0.53
Weighted average shares outstanding:
Basic	116,139	118,782	121,476
Diluted	116,949	119,605	123,224
Supplemental information:
[1] Includes excise tax of:	$1,160,838	$1,173,881	$1,015,204

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Changes in Equity

(in thousands, except share data)

	Common Stock		Treasury
	Shares	Par Value	Stock, at Cost	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	124,427,805	$12	$—	$217,675	$9,119	$26,646	$253,452	$224	$253,676
Share-based compensation	—	—	—	12,161	—	—	12,161	—	12,161
Transactions with non-controlling interests	—	—	—	159	—	—	159	(159)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(240)	(240)
Dividends on redeemable preferred stock	—	—	—	—	—	(5,750)	(5,750)	—	(5,750)
Dividends declared (9 cents per share)	—	—	—	—	—	(10,893)	(10,893)	—	(10,893)
Common stock repurchased	(4,652,954)	—	(40,042)	—	—	—	(40,042)	—	(40,042)
Vesting of restricted share units	286,359	—	—	—	—	—	—	—	—
Issuance of shares to employees	13,332	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	71,747	71,747	231	71,978
Balance at December 31, 2022	120,074,542	$12	$(40,042)	$229,995	$9,119	$81,750	$280,834	$56	$280,890
Share-based compensation	—	—	—	15,015	—	—	15,015	—	15,015
Transactions with non-controlling interests	—	—	—	(3)	—	—	(3)	3	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(240)	(240)
Dividends on redeemable preferred stock	—	—	—	—	—	(5,750)	(5,750)	—	(5,750)
Dividends declared (12 cents per share)	—	—	—	—	—	(14,272)	(14,272)	—	(14,272)
Common stock repurchased	(4,444,363)	—	(34,092)	—	—	—	(34,092)	—	(34,092)
Vesting and settlement of restricted share units	541,029	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	34,369	34,369	197	34,566
Balance at December 31, 2023	116,171,208	$12	$(74,134)	$245,007	$9,119	$96,097	$276,101	$16	$276,117
Share-based compensation	—	—	—	12,339	—	—	12,339	—	12,339
Transactions with non-controlling interests	—	—	—	(2,984)	—	—	(2,984)	(16)	(3,000)
Dividends on redeemable preferred stock	—	—	—	—	—	(5,750)	(5,750)	—	(5,750)
Dividends declared (12 cents per share)	—	—	—	—	—	(14,015)	(14,015)	—	(14,015)
Common stock repurchased	(5,285,201)	—	(31,989)	—	—	—	(31,989)	—	(31,989)
Vesting and settlement of restricted share units	1,467,396	—	—	—	—	—	—	—	—
Issuance of shares	3,417,915	—	—	22,319	—	—	22,319	—	22,319
Net income	—	—	—	—	—	20,845	20,845	—	20,845
Balance at December 31, 2024	115,771,318	$12	$(106,123)	$276,681	$9,119	$97,177	$276,866	$—	$276,866

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$20,845	$34,566	$71,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,414	127,597	101,752
Deferred income taxes	(12,796)	(4,680)	22,300
Loss on disposal of assets and impairment charges	6,798	6,203	5,731
Foreign currency loss	35	29	227
Gain from issuance of shares as payment of deferred consideration related to business acquisition (see Note 4)	(2,681)	—	—
Gain from settlement related to business acquisition (see Note 4)	(6,356)	—	—
Amortization of deferred financing costs and debt discount	2,669	2,518	2,514
Amortization of deferred income	(14,477)	(8,142)	(9,724)
Accretion of asset retirement obligation	2,532	2,399	1,833
Non-cash rent	14,335	14,168	7,903
Charges to allowance for credit losses	845	1,265	659
(Income) loss from equity investment	(124)	39	74
Share-based compensation	12,339	15,015	12,161
Fair value adjustment of financial assets and liabilities	(10,985)	(10,785)	(3,396)
Other operating activities, net	125	2,631	775
Changes in assets and liabilities:
Decrease (increase) in trade receivables	38,058	(17,937)	(50,229)
Decrease (increase) in inventory	22,689	(2,013)	(6,850)
Decrease (increase) in other assets	13,893	(29,386)	1,476
(Decrease) increase in accounts payable	(24,169)	(6,169)	31,645
(Decrease) increase in other current liabilities	(2,820)	990	6,884
Decrease in asset retirement obligation	(917)	(23)	(95)
Increase in non-current liabilities	29,606	7,809	11,638
Net cash provided by operating activities	$221,858	$136,094	$209,256

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Cash Flows (cont’d)

(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from investing activities:
Purchase of property and equipment	$(113,914)	$(111,164)	$(98,595)
Purchase of intangible assets	—	(45)	(176)
Proceeds from sale of property and equipment	53,549	310,240	287,901
Business and asset acquisitions, net of cash	(54,549)	(494,871)	(419,726)
Prepayment for acquisitions	—	(1,000)	(4,000)
Decrease of investments	—	—	58,934
Loans to equity investment, net	56	18	174
Net cash used in investing activities	(114,858)	(296,822)	(175,488)
Cash flows from financing activities:
Receipt of long-term debt, net	47,556	99,643	70,896
Repayment of debt	(26,357)	(22,157)	(45,948)
Principal payments on financing leases	(4,940)	(5,497)	(6,543)
Early settlement of deferred consideration related to business acquisition (see Note 4)	(17,155)	—	—
Proceeds from sale-leaseback	—	80,397	54,988
Payment of Additional Consideration	(3,354)	(3,505)	(5,913)
Payment of Ares Put Option	—	(9,808)	—
Common stock repurchased	(31,989)	(33,694)	(40,042)
Dividends paid on common stock	(14,015)	(14,272)	(10,893)
Dividends paid on redeemable preferred stock	(5,750)	(5,750)	(5,750)
Distributions to non-controlling interests	—	—	(240)
Net cash (used in) provided by financing activities	(56,004)	85,357	10,555
Net increase (decrease) in cash and cash equivalents and restricted cash	50,996	(75,371)	44,323
Effect of exchange rate on cash and cash equivalents and restricted cash	(9)	23	(97)
Cash and cash equivalents and restricted cash, beginning of year	241,421	316,769	272,543
Cash and cash equivalents and restricted cash, end of year	$292,408	$241,421	$316,769
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of year	$218,120	$298,529	$252,141
Restricted cash, beginning of year	23,301	18,240	20,402
Cash and cash equivalents and restricted cash, beginning of year	$241,421	$316,769	$272,543
Cash and cash equivalents, end of year	$261,758	$218,120	$298,529
Restricted cash, end of year	30,650	23,301	18,240
Cash and cash equivalents and restricted cash, end of year	$292,408	$241,421	$316,769

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Cash Flows (cont’d)

(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Supplementary cash flow information:
Cash received for interest	$9,485	$7,944	$1,964
Cash paid for interest	92,103	82,477	57,653
Cash received for taxes	763	836	283
Cash paid for taxes	10,422	29,456	6,747
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	7,703	10,711	6,668
Purchases of equipment in accounts payable and accrued expenses	10,211	14,888	9,007
Purchase of property and equipment under leases	55,687	7,870	21,534
Disposals of leases of property and equipment	14,044	22,986	19,885
Issuance of shares as payment of deferred consideration related to business acquisition	22,319	—	—
Deferred consideration related to business acquisitions	—	47,100	—

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

The Company’s operations are primarily performed by its wholly owned subsidiary, GPM Investments, LLC, a Delaware limited liability company (“GPM”). Formed in 2002, GPM is engaged directly and through fully owned and controlled subsidiaries in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations. GPM is also engaged in wholesale activity, which includes the supply of fuel to gas stations operated by third-parties and, in fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites. As of December 31, 2024, GPM’s activity included the operation of 1,389 retail convenience stores, the supply of fuel to 1,922 gas stations operated by dealers and the operation of 280 cardlock locations, in the District of Columbia and throughout more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

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

Cash and Cash Equivalents

The Company considers all unrestricted highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents, of which there were $211.5 million and $144.3 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, $0.5 million and $1.4 million of cash and cash equivalents, respectively, were denominated in New Israeli Shekels. Cash and cash equivalents are maintained at several financial institutions, and in order to have sufficient working capital on hand, the Company maintains concentrations of cash at several financial institutions in amounts that are above the FDIC standard deposit insurance limit of $250,000.

Restricted Cash

The Company classifies as restricted cash any cash and cash equivalents that are currently restricted from use in order to comply with agreements with third-parties, including cash related to net lottery proceeds and deposits received from dealers related to retail stores that will be converted.

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

The Company writes off receivable amounts when there is information indicating that the debtor is in severe financial difficulty and there is no realistic prospect of recovery. Financial assets written off may still be subject to enforcement activities under the Company’s recovery procedures, taking into account legal advice where appropriate. Any recoveries made are recognized in profit or loss. The Company has not experienced significant write-offs for the years ended December 31, 2024, 2023 and 2022.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including property and equipment, right-of-use assets and amortizable intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a review indicates that the assets will not be recoverable, based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value and the asset’s carrying value is reduced to fair value. Impairment losses related to property and equipment and right-of-use assets of $7.0 million, $7.9 million and $3.7 million were recorded in relation to closed and non-performing sites as an expense within other expenses, net in the consolidated statements of operations during the years ended December 31, 2024, 2023 and 2022, respectively. No material impairment was recognized for long-lived intangible assets during the years ended December 31, 2024, 2023 and 2022.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of net assets of businesses acquired. For the purpose of impairment testing, goodwill is allocated to each reporting unit (or groups of reporting units) expected to benefit from the synergies of the business combination. Intangible assets acquired in a business combination are recorded at fair value as of the date acquired. Amortization of finite lived intangible assets is provided using the straight-line method of amortization over the estimated useful lives of the intangible assets, with a weighted average remaining amortization period as of December 31, 2024, as follows:

	Range in Years	Weighted Average Remaining Amortization Period
Goodwill	Indefinite life	Indefinite life
Trade names	5	3
Wholesale fuel supply contracts	3 to 14	8
Option to acquire ownership rights	10	5
Non-contractual customer relationships	20	18
Liquor licenses	Indefinite life	Indefinite life
Franchise rights	5 to 20	14

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

The Company completed the annual impairment analyses for goodwill for the years ended December 31, 2024, 2023 and 2022, and no impairment was recognized.

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

A non-controlling interest was previously recorded for the interests owned in the Company’s subsidiary, GPM Petroleum LP (“GPMP”), by the seller in the Company’s 2019 acquisition of 64 sites from a third-party (the “Riiser Seller”) and was classified in the consolidated statements of changes in equity as ‘Non-controlling interests.’ As a result of the transaction described in Note 3, GPM, directly and through certain of its wholly owned subsidiaries, holds 100% of the limited partnership interests in GPMP; therefore, the Company no longer has a non-controlling interest.

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

Since January 2014, the Company has held joint control (50%) of Ligad Investments and Construction Ltd. (“Ligad”), which is presented on the Company’s books using the equity method of accounting. As of December 31, 2024, Ligad owed the Company approximately $0.6 million, bearing interest at the prime rate plus 1%, and payable on December 31, 2025.

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

Significant estimates of fair value include, among other items, tangible and intangible assets acquired and liabilities assumed through business combinations, certain leases, contingent consideration in business combinations, financial derivative instruments, the Public Warrants (as defined below), the Private Warrants (as defined below) and the Additional Deferred Shares (as defined below). The Company also uses fair value measurements to routinely assess impairment of long-lived assets, intangible assets and goodwill.

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

An asset is recognized related to the costs incurred to obtain a contract (e.g. sales commissions) if the costs are specifically identifiable to a contract, the costs will result in enhancing resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. These capitalized costs were approximately $6.7 million and $4.4 million as of December 31, 2024 and 2023, respectively, are recorded as a part of other current assets and other non-current assets on the consolidated balance sheets, and are amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $1.8 million, $1.4 million and $2.3 million, respectively, and were included in fuel costs in the consolidated statements of operations. The Company expenses the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

The Company recognizes a contract asset when making upfront incentive payments to dealers. Certain of the upfront considerations represent a prepaid incentive, as these payments are not made for distinct services provided by the dealer. Others represent payments of equipment installed at a dealer location. The prepaid incentives were approximately $43.8 million and $37.9 million as of December 31, 2024 and 2023, respectively, are recorded as a part of other current assets and other non-current assets on the consolidated balance sheets, and are amortized as a reduction of revenue over the term of the specific agreement. Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $5.1 million, $4.0 million and $3.0 million, respectively.

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
•
Customer loyalty program—The customer loyalty program provides the Company’s customers rights to purchase products at a lower price or at no cost in future periods. The sale of products in accordance with the loyalty program are recognized as multiple performance obligations. The consideration for the sale is allocated to each performance obligation identified in the contract (the actual purchases and the future purchases) on a relative stand-alone selling price basis. Revenue for the rights granted is deferred and recognized on the date on which the Company completes its obligations in respect thereof or when it expires. The related contract liability for the customer loyalty program was approximately $1.2 million and $1.1 million as of December 31, 2024 and 2023, respectively, and was included in other current liabilities on the consolidated balance sheets.
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
•
Commissions on proprietary fuel cards—The Company receives a commission from the sale of fuel using proprietary fuel cards that provide customers access to a nationwide network of fueling sites. The commission is recognized at the time of the sale to the customer.

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

Total purchases from suppliers who accounted for 10% or more of total purchases for the periods presented were as follows:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Fuel products - Supplier A	$786,868	$864,021	$974,156
Fuel products - Supplier B	782,141	800,932	758,856
Fuel products - Supplier C	*	708,764	870,982
Merchandise products - Supplier D	771,780	734,638	664,438

* Purchases did not exceed 10% in the period

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs, net of co-op advertising reimbursement from certain vendors/suppliers, for the years ended December 31, 2024, 2023 and 2022 were $6.8 million, $5.1 million and $5.2 million, respectively, and were included in site operating and general and administrative expenses in the consolidated statements of operations.

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

Derivative Instruments and Hedging Activities

The Company accounts for financial derivative instruments at fair value and applies hedge accounting rules when applicable. The Company utilizes derivative instruments related to ultra-low sulfur diesel to offset changes in the fair value of its firm commitments to purchase diesel fuel that is ultimately delivered to certain of its fleet fueling sites and certain of its dealer locations.

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

Restricted share units are valued based on the fair market value of the underlying stock on the date of grant. The Company records compensation expense for these awards based on the grant date fair value of the award, recognized ratably over the vesting period of the award. Additionally, certain awards include performance and market conditions. For awards with performance conditions, share-based compensation expense is estimated based on the probable outcome of shares to be awarded adjusted as necessary at each reporting period.

The Company recognizes compensation expense related to stock-based awards with graded vesting on a straight-line basis over the vesting period. The Company’s share-based compensation expense is adjusted for forfeitures when they are incurred.

Employee Benefits

The Company has a 401(k) retirement plan for its employees who may contribute up to 75% of eligible wages as defined in the plan, subject to limitations defined in the plan and applicable law. The Company matches a percentage of employee contributions according to the plan. The Company has a deferred compensation plan for certain employees who may contribute up to 90% of eligible wages as defined in the plan, subject to limitations defined in the plan and applicable law. The Company matches a percentage of employee contributions according to the plan. The expense for matching contributions for both of these plans was approximately $1.8 million, $1.5 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Variable rents that do not depend on an index or rate and which are not in-substance fixed lease payments (for example, payments that are determined as a percentage of sales) are not included in the measurement of the lease liability and the right-of-use asset. The related payments are recognized as an expense in the period in which the event or condition that triggers those payments occurs and are included in site operating expenses in the statements of operations.

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

Years
Leasehold improvements, buildings and real estate assets	27
Equipment	5

If the lease transfers ownership of the underlying asset to the Company by the end of the lease term or if the cost of the right-of-use asset reflects that the Company will exercise a purchase option, the Company will depreciate the right-of-use asset from the commencement date to the end of the useful life of the underlying asset.

The Company adjusts the right-of-use asset and as a result, the depreciation period in the following periods, if it remeasures the respective lease liability.

The Company as Lessor

Leases for which the Company is a lessor are classified as sales-type, direct financing or operating leases. When the Company is an intermediate lessor, it accounts for the head lease and the sublease as separate contracts. The sublease is classified as a sales-type, direct financing or operating lease by reference to the head lease’s underlying asset.

Whenever the terms of the lease transfer substantially all the risks and rewards incidental to ownership to the lessee, the contract is classified as a sales-type, or direct financing. All other leases are classified as operating leases.

Rental income from operating leases is recognized on a straight-line basis over the term of the relevant lease. For a sublease that is classified as an operating lease, the right-of-use asset related to the head lease or the fixed asset is not derecognized, and the Company continues to depreciate the leased asset over its useful life. Initial direct costs incurred in negotiating and arranging an operating lease are added to the carrying amount of the leased asset and depreciated on a straight-line basis over the lease term. Rental income on leased and subleased property to dealers and other third-parties is recognized on a straight-line basis based upon the term of the tenant’s lease or sublease.

With respect to a lease for which the Company is a lessor and classified as sales-type, or direct financing lease, the Company derecognizes the right-of-use asset related to the head lease or the underlying asset and recognizes a net investment in the lease. For a sales-type lease, the lessor recognizes any selling profit or loss and initial direct costs (if applicable) at the commencement date. For a direct financing lease, the lessor recognize any selling loss immediately and defers the initial direct costs and selling profit within the net investment in the lease. Income from the lease is recognized based on the interest income from the net investment over the lease term.

New Accounting Pronouncements

Segment Reporting – In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The enhanced segment disclosure requirements apply retrospectively to all prior periods presented in the financial statements. The amendments in ASU 2023-07 are effective for annual periods beginning January 1, 2024, and interim periods beginning on January 1, 2025 for the Company. The Company has adopted this standard for its consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

Expense Disaggregation Disclosures – In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its disclosures.

Income Taxes – In December 2023, the FASB issued a new standard to improve income tax disclosures. The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard will be effective for annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently assessing the impact of adopting this standard on its income tax disclosures.

3. Limited Partnership

GPMP commenced its operation in January 2016, and thereafter the following has applied:

i.
Fuel distribution agreements – GPMP is a party to the majority of the agreements with fuel suppliers relating to the supply of fuel to GPM and its subsidiaries in the retail and wholesale segments, and GPM guarantees the obligations under certain of such agreements.
ii.
Distribution agreement with GPM – GPM and its subsidiaries are parties to an exclusive supply agreement with GPMP related to substantially all of GPM’s sites in the retail and wholesale segments pursuant to which they purchase fuel from GPMP at GPMP’s cost of fuel including taxes and transportation, plus a fixed margin. Such supply arrangements are in effect until May, 15, 2028 or with respect to sites acquired in June 2018 or later, for 10 years from the date of the applicable acquisition.
iii.
GPMP charges a fixed fee to sites in the fleet fueling segment and certain GPM sites which are not supplied by GPMP.

The Riiser Seller owed GPM approximately $3.375 million with respect to a post-closing adjustment, in addition to other amounts, including interest and expenses at December 31, 2023. The Riiser Seller satisfied $3.0 million of such adjustment by tendering all of its limited partnership units in GPMP to GPM in January 2024. As a result, GPM, directly and through certain of its wholly owned subsidiaries, holds 100% of the limited partnership interests in GPMP (as of December 31, 2023 – 99.8%). GPM holds all of the rights in the general partner of GPMP.

4. Acquisitions

SpeedyQ Acquisition

On April 9, 2024, the Company acquired certain assets from a third-party, including 21 SpeedyQ Markets convenience stores and nine additional landbank sites located in Michigan (the “SpeedyQ Acquisition”). The consideration at closing was approximately $56.0 million, including the value of cash and inventory in the stores on the closing date, of which $6.0 million was financed with the Capital One Line of Credit (as defined in Note 12 below) and approximately $45.0 million was paid for fee simple ownership in 19 of the properties by Blue Owl under the Program Agreement (both as further described and defined in Note 8). At the closing, pursuant to the Program Agreement, the Company entered into a master lease with Blue Owl for the sites Blue Owl acquired under customary lease terms. For accounting purposes, the transaction was treated as an asset acquisition, and the transaction with Blue Owl was treated as a sale-leaseback and the Company recorded right of use assets and operating lease liabilities of approximately $45.1 million in connection therewith. The Company leases one site from the seller, for which the seller received a put right to require the Company to purchase the site and the Company received a call right to require the seller to sell the site, both for a purchase price of $7.0 million, subject to terms set forth in the SpeedyQ Purchase Agreement.

Transit Energy Group, LLC

On March 1, 2023, the Company completed the acquisition of certain assets from Transit Energy Group, LLC and certain of its affiliated entities (collectively, “TEG”) pursuant to a purchase agreement entered on September 9, 2022, as amended (the “TEG Purchase Agreement”), including (i) 135 convenience stores, (ii) fuel supply rights to 181 dealer locations, (iii) a commercial, government, and industrial business, including certain bulk plants, and (iv) certain distribution and transportation assets, all in the southeastern United States (the “TEG Acquisition”). The purchase price for the TEG Acquisition was, as of closing, approximately $370 million, plus the value of inventory at the closing, of which $50 million was to be deferred and payable in two annual payments of $25 million (the “Installment Payments”), which the Company was entitled to elect to pay in either cash or, subject to the satisfaction of certain conditions, shares of common stock (the “Installment Shares”), on the first and second anniversaries of the closing. Pursuant to the TEG Purchase Agreement, at closing, ARKO and TEG entered into a registration rights agreement, pursuant to which ARKO agreed to prepare and file a registration statement with the SEC, registering the Installment Shares, if any, for resale by TEG.

The Company paid approximately $81.8 million of the non-deferred purchase price, including the value of inventory and other closing adjustments, in cash, of which $55.0 million was financed with the Capital One Line of Credit (as defined in Note 12 below). Blue Owl under the Company’s Program Agreement paid the balance of the non-deferred purchase price for fee simple ownership in

104 sites. At the closing, pursuant to the Program Agreement, the Company entered into a master lease with Blue Owl for the sites Blue Owl acquired in the transaction under customary lease terms. For accounting purposes, the transaction with Blue Owl was treated as a sale-leaseback. Because the sale-leaseback was off-market, a financial liability of $51.6 million was recorded, resulting in interest expense recognized over the lease term. Additionally, right-of-use assets and operating lease liabilities of approximately $131.3 million were recorded in connection with the operating lease, after reducing for accounting purposes from the contractual lease payments the amount attributable to the repayment of the additional financing.

Pursuant to the TEG Purchase Agreement, on March 1, 2024, the Company issued 3,417,915 Installment Shares to TEG in respect of the first installment payment (the “First Installment Shares”) at a price per share of $7.31, which was based on the 10-day volume weighted average price calculation contained in the TEG Purchase Agreement. As a result, the Company recorded a gain of approximately $2.7 million as a component of interest and other financial income in the consolidated statement of operations for the year ended December 31, 2024.

On March 26, 2024, the Company and TEG entered into a second amendment to the TEG Purchase Agreement (the “TEG Purchase Agreement Amendment”), pursuant to which, in full satisfaction of all Installment Payments, (i) the Company repurchased the First Installment Shares from TEG for an aggregate purchase price of approximately $19.3 million in cash, or $5.66 per share, and (ii) the Company paid to TEG an additional amount in cash equal to approximately $17.2 million in satisfaction of the second Installment Payment, which would have otherwise been due on March 1, 2025. The $36.5 million was financed with the Capital One Line of Credit. The TEG Purchase Agreement Amendment additionally terminated the related registration rights agreement, terminated TEG’s indemnity obligations under the TEG Purchase Agreement and extended the transition services agreement entered into between the Company and TEG. As a result of this transaction, the Company recorded a net gain of approximately $6.4 million, out of which approximately $6.5 million was recorded as a component of interest and other financial income in the consolidated statement of operations for the year ended December 31, 2024.

The details of the TEG Acquisition were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$26,796
GPMP Capital One Line of Credit	55,000
Liability resulting from deferred purchase price	45,886
Receivable from TEG	(156)
Consideration provided by Blue Owl	258,019
Total consideration	$385,545
Assets acquired and liabilities:
Cash and cash equivalents	$379
Inventory	20,259
Other assets	1,304
Property and equipment, net	266,387
Intangible assets	17,200
Right-of-use assets under operating leases	69,254
Environmental receivables	2,664
Deferred tax asset	20,404
Total assets	397,851
Other liabilities	(2,086)
Environmental liabilities	(2,939)
Asset retirement obligations	(10,923)
Operating leases	(57,569)
Total liabilities	(73,517)
Total identifiable net assets	324,334
Goodwill	$61,211

Consideration paid in cash by the Company	$81,796
Consideration provided by Blue Owl	258,019
Less: cash and cash equivalent balances acquired	(379)
Net cash outflow	$339,436

The Company included identifiable tangible and intangible assets and identifiable liabilities at their respective fair values based on the information available to the Company’s management on the TEG Acquisition closing date, including, among other things, a valuation performed by external consultants. Specifically, the valuation of the wholesale fuel supply contracts was performed by an external consultant using the income approach with a weighted average discount rate of 10.5%. The useful life of the wholesale fuel supply contracts on the date of acquisition was 10 years. The useful life of the trade names on the date of acquisition was five years.

As a result of the accounting treatment of the TEG Acquisition, the Company recorded goodwill of approximately $61.2 million, all of which was allocated to the GPMP segment attributable to the opportunity to add significant volume to the GPMP segment. None of the goodwill recognized is tax deductible for U.S. income tax purposes.

Acquisition-related costs of approximately $3.3 million and $1.5 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively. No acquisition-related costs were recognized for the year ended December 31, 2024.

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

The purchase price for the WTG Acquisition was approximately $140.0 million, plus the value of inventory at the closing. The Company paid approximately $30.6 million of the purchase price including the value of inventory and other closing adjustments in cash, of which $19.2 million was financed with the Capital One Line of Credit. Blue Owl, under the Program Agreement, paid the balance of the purchase price for fee simple ownership in 33 properties. At the closing, pursuant to the Program Agreement, the Company entered into master leases with Blue Owl for the sites Blue Owl acquired in the transaction under customary lease terms. For accounting purposes, the transaction with Blue Owl was treated as a sale-leaseback. Because the sale-leaseback was off-market, a financial liability of $28.8 million was recorded, resulting in interest expense recognized over the lease term. Additionally, right-of-use assets and operating lease liabilities of approximately $49.0 million were recorded in connection with the operating lease, after reducing for accounting purposes from the contractual lease payments the amount attributable to the repayment of the additional financing.

The details of the WTG Acquisition were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$11,396
GPMP Capital One Line of Credit	19,200
Consideration provided by Blue Owl	115,041
Total consideration	$145,637
Assets acquired and liabilities:
Cash and cash equivalents	$60
Inventory	5,694
Other assets	149
Property and equipment, net	108,522
Intangible assets	14,440
Right-of-use assets under operating leases	2,934
Environmental receivables	4
Deferred tax asset	5,865
Total assets	137,668
Other liabilities	(598)
Environmental liabilities	(136)
Asset retirement obligations	(6,820)
Operating leases	(2,073)
Total liabilities	(9,627)
Total identifiable net assets	128,041
Goodwill	$17,596

Consideration paid in cash by the Company	$30,596
Consideration provided by Blue Owl	115,041
Less: cash and cash equivalent balances acquired	(60)
Net cash outflow	$145,577

The Company included identifiable tangible and intangible assets and identifiable liabilities at their respective fair values based on the information available to the Company’s management on the WTG Acquisition closing date, including, among other things, a valuation performed by external consultants. The useful life of the customer relationships related to the proprietary cardlock sites and the proprietary fuel cards that give customers access to a nationwide network of fueling sites was estimated at 20 years. The useful life of the wholesale fuel supply contracts was estimated at three years and the useful life of the trade name was estimated at five years.

In 2024, the Company finalized the accounting treatment of the WTG Acquisition, including the valuation of some of the assets acquired, liabilities assumed and the goodwill resulting from the acquisition. As a result, the Company primarily reduced property and equipment by approximately $1.2 million and intangible assets by $9.1 million, and increased the deferred tax asset by $2.6 million. The adjustments to the assets acquired and liabilities assumed resulted in an increase in goodwill of approximately $7.8 million. These adjustments resulted in a net increase in depreciation and amortization expenses recorded of approximately $0.5 million that related to amounts recorded for the year ended December 31, 2023.

As a result of the accounting treatment of the WTG Acquisition, the Company recorded goodwill of approximately $17.6 million, all of which was allocated to the GPMP segment attributable to the opportunity to add significant volume to the GPMP segment. None of the goodwill recognized is tax deductible for U.S. income tax purposes.

Acquisition-related costs of approximately $2.6 million and $0.6 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively. No acquisition-related costs were recognized for the year ended December 31, 2024.

Results of operations for the WTG Acquisition for the period subsequent to the acquisition closing date were included in the consolidated statement of operations for the year ended December 31, 2023. For the period from the WTG Acquisition closing date through December 31, 2023, the Company recognized $119.9 million in revenues and $4.0 million of net income related to the WTG Acquisition.

Speedy’s Acquisition

On August 15, 2023, the Company acquired from a third-party seven convenience stores located in Arkansas and Oklahoma (the “Speedy’s Acquisition” and together with the TEG Acquisition and WTG Acquisition, the “2023 Acquisitions”). Prior to the

acquisition, the Company had supplied fuel to these sites, which had been operated by a dealer. The consideration at closing was approximately $13.7 million including cash and inventory in the stores on the closing date, of which approximately $10.4 million was paid by Blue Owl under the Program Agreement for fee simple ownership in three of the properties. At the closing, pursuant to the Program Agreement, the Company entered into a master lease with Blue Owl for the sites Blue Owl acquired under customary lease terms. For accounting purposes, the transaction with Blue Owl was treated as a sale-leaseback and the Company recorded right of use assets and operating lease liabilities of approximately $8.8 million in connection therewith. As of the closing, the Company leases under financing leases the remaining four sites from the seller. In 2024, Blue Owl purchased the fee simple ownership in two additional sites from the seller and is expected to purchase the fee simple ownership in the remaining two sites from the seller within twenty months from the closing of the Speedy’s Acquisition, for a total of approximately $10.3 million for all four sites. Blue Owl leases or will lease these sites to the Company.

Quarles Acquisition

On July 22, 2022, the Company consummated its acquisition from Quarles Petroleum, Incorporated (“Quarles”) of certain assets (the “Quarles Acquisition”), including 121 proprietary Quarles-branded cardlock sites and 63 third-party cardlock sites for fleet fueling operations, and 46 dealer locations, including certain lessee-dealer sites.

The total consideration for the Quarles Acquisition as set forth in the purchase agreement was approximately $170 million plus the value of inventory on the closing date, subject to customary closing adjustments. The Company financed $40 million of the purchase price with the Capital One Line of Credit, and Blue Owl, under the Program Agreement, paid approximately $129.3 million of the consideration in exchange for fee simple ownership in 39 sites. At the closing, pursuant to the Program Agreement, the Company amended one of its master leases with Blue Owl to add the sites Blue Owl acquired in the transaction under customary lease terms. For accounting purposes, the transaction with Blue Owl was treated as a sale-leaseback. Because the sale-leaseback was off-market, a financial liability of $20.2 million was recorded, resulting in interest expense recognized over the lease term. Additionally, right-of-use assets and operating lease liabilities of approximately $61.6 million were recorded in connection with the operating lease, after reducing for accounting purposes from the contractual lease payments the amount attributable to the repayment of the additional financing.

The details of the Quarles Acquisition were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$14,847
GPMP Capital One Line of Credit	40,000
Liability resulting from contingent consideration	826
Consideration provided by Blue Owl	129,316
Total consideration	$184,989
Assets acquired and liabilities:
Inventory	$12,300
Other assets	1,181
Property and equipment, net	146,055
Right-of-use assets under operating leases	32,916
Intangible assets	30,010
Environmental receivables	8
Total assets	222,470
Other liabilities	(1,168)
Environmental liabilities	(316)
Asset retirement obligations	(5,195)
Operating leases	(30,802)
Total liabilities	(37,481)
Total identifiable net assets	184,989
Goodwill	$-

Consideration paid in cash by the Company	$54,847
Consideration provided by Blue Owl	129,316
Net cash outflow	$184,163

The Company included identifiable tangible and intangible assets and identifiable liabilities at their respective fair values based on the information available to the Company’s management on the Quarles Acquisition closing date, including, among other things, a valuation performed by external consultants. The useful life of the wholesale fuel supply contracts was 4.3 years, the useful life of the contracts related to the third-party cardlock sites was two years, and the useful life of the customer relationships related to the proprietary cardlock sites and the proprietary fuel cards that give customers access to a nationwide network of fueling sites was 20 years.

The Company’s accounting treatment of the Quarles Acquisition resulted in no goodwill being recorded.

Acquisition-related costs of approximately $0.2 million and $2.3 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively. No acquisition-related costs were recognized for the year ended December 31, 2024.

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

The total purchase price for the Pride Acquisition was approximately $230.0 million plus the value of inventory at the closing, subject to certain closing adjustments. The Company financed approximately $30.0 million of the purchase price with the Capital One Line of Credit and cash on hand. Blue Owl, under the Program Agreement, paid the remaining consideration to acquire the entity holding certain real estate assets of Pride immediately prior to the closing of the Pride Acquisition. At the closing, pursuant to the Program Agreement, the Company entered into a master lease with Blue Owl for the sites Blue Owl acquired in the transaction under customary lease terms. Although Blue Owl acquired the entity holding certain real estate assets immediately prior to the Company consummating the Pride Acquisition, for accounting purposes, the transaction with Blue Owl was treated as a sale-leaseback. Because the sale-leaseback was off-market, a financial liability of $34.8 million was recorded, resulting in interest expense recognized over the lease term. Additionally, right-of-use assets and operating lease liabilities of approximately $105.5 million were recorded in connection with the operating lease, after reducing for accounting purposes from the contractual lease payments the amount attributable to the repayment of the additional financing.

The details of the Pride Acquisition were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash	$10,617
GPMP Capital One Line of Credit	20,000
Payable to Pride Parent, LLC	1,460
Consideration provided by Blue Owl	201,654
Total consideration	$233,731
Assets acquired and liabilities:
Cash and cash equivalents	$3,586
Trade receivables	6,151
Inventory	5,035
Other assets	1,056
Property and equipment	199,786
Right-of-use assets under operating leases	2,245
Intangible assets	1,824
Environmental receivables	42
Deferred tax asset	7,556
Total assets	227,281
Accounts payable	(13,310)
Other liabilities	(141)
Environmental liabilities	(70)
Asset retirement obligations	(675)
Operating leases	(2,245)
Total liabilities	(16,441)
Total identifiable net assets	210,840
Goodwill	$22,891

Consideration paid in cash by the Company	$30,617
Consideration provided by Blue Owl	201,654
Less: cash and cash equivalent balances acquired	(3,586)
Net cash outflow	$228,685

The Company included identifiable tangible and intangible assets and identifiable liabilities at their respective fair values based on the information available to the Company’s management on the Pride Acquisition closing date, including, among other things, a valuation performed by external consultants. The useful life of the trade name was five years. The liquor licenses have indefinite useful lives.

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

Acquisition-related costs of approximately $0.7 million and $2.2 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively. No acquisition-related costs were recognized for the year ended December 31, 2024.

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

Impact of Business Combinations (unaudited)

The unaudited supplemental pro forma financial information presented below was prepared based on the historical information of the Company and the acquired operations and gives pro forma effect to the acquisitions using the assumption that the 2023 Acquisitions and the 2022 Acquisitions had occurred on January 1, 2022. The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the acquisitions or any integration costs. The unaudited pro forma financial information is not necessarily indicative of what the actual results of operations would have been had these business combinations occurred on January 1, 2022 nor is it indicative of future results.

	For the Year Ended December 31,
	2024	2023	2022
	(unaudited)
	(in thousands)
Total revenue	$8,731,962	$9,836,586	$11,543,518
Net income	21,221	28,972	65,013

5. Trade Receivables, Net

Trade receivables consisted of the following:

	As of December 31,
	2024	2023
	(in thousands)
Credit card receivables	$28,262	$54,190
Fleet fueling customer credit accounts receivables, net	38,404	44,705
Dealers and customer credit accounts receivables, net	29,166	35,840
Total trade receivables, net	$95,832	$134,735

An allowance for credit losses is provided based on management’s evaluation of outstanding accounts receivable. The Company had reserved $2.4 million and $2.2 million for uncollectible fleet fueling customers, dealers and customer credit accounts receivables as of December 31, 2024 and 2023, respectively.

6. Inventory

Inventory consisted of the following:

	As of December 31,
	2024	2023
	(in thousands)
Fuel inventory	$81,394	$91,720
Merchandise inventory	138,621	147,595
Lottery inventory	11,210	11,278
Total inventory	$231,225	$250,593

Merchandise inventory consisted primarily of cigarettes, other tobacco products, beer, wine, non-alcoholic drinks, candy, snacks, dairy products, prepackaged food and other grocery items.

7. Other Current Assets

Other current assets consisted of the following:

	As of December 31,
	2024	2023
	(in thousands)
Vendor receivables	$43,011	$53,926
Asset resulting from contingent consideration	—	3,930
Prepaid expenses	25,044	21,398
Environmental receivables	1,716	2,228
Income tax receivable	806	8,450
Due from related parties	874	935
Other current assets	25,962	27,605
Total other current assets	$97,413	$118,472

8. Property and Equipment, Net

Property and equipment consisted of the following:

	As of December 31,
	2024	2023
	(in thousands)
Land	$129,599	$125,047
Buildings and leasehold improvements	309,284	281,074
Equipment	813,982	775,472
Accumulated depreciation	(505,317)	(438,983)
Total property and equipment, net	$747,548	$742,610

As of December 31, 2024 and 2023, the table above included $118.3 million and $80.0 million, respectively, of property and equipment leased to others.

Depreciation expense was $100.0 million, $93.3 million and $68.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Standby Real Estate Program

On May 3, 2021, GPM entered into a standby real estate purchase, designation and lease program agreement with Blue Owl Real Estate Fund VI OP LP (f/k/a Oak Street Real Estate Capital Fund VI OP, LP) and certain of its affiliates (collectively, “Blue Owl”), which has been amended on several occasions (as amended, the “Program Agreement”).

Pursuant to and subject to the terms of the Program Agreement, from May 2, 2023 through September 30, 2025, subject to certain early termination events, Blue Owl has agreed to purchase up to $1.0 billion of convenience store and gas station real property, cardlock locations and, subject to Blue Owl’s consent, other types of real property that GPM or an affiliate thereof may acquire, including in connection with GPM’s acquisitions of businesses from third-parties (each, a “Property”), subject to reduction for any amounts Blue Owl funds to GPM in connection with certain other projects that may be entered into between Blue Owl and GPM. The $1.0 billion limit does not include the funding Blue Owl provided for the WTG Acquisition as described in Note 4 or any prior funding provided by Blue Owl.

Pursuant to the Program Agreement, upon any acquisition of a Property by Blue Owl, or an affiliate thereof, GPM, or an affiliate thereof, would enter into a triple-net lease agreement with Blue Owl or such affiliate pursuant to which GPM or such affiliate would lease such Property from Blue Owl or such affiliate based upon commercial terms contained in the Program Agreement. The purchase price for any Property would similarly be subject to commercial terms agreed upon by GPM and Blue Owl in the Program Agreement and if in connection with the acquisition of convenience stores and gas stations from third-parties, consistent with the agreed upon purchase price or designation rights with the seller of the real estate. During the program term, GPM may not sell or designate any Property pursuant to a sale-leaseback or similar transaction without first offering such Property to Blue Owl in accordance with the terms and conditions of the Program Agreement. Certain Properties specified by GPM are not subject to the foregoing right of first offer, and the Program Agreement does not obligate GPM to sell any Property, or acquire any property from a third-party for purposes of its sale, to Blue Owl or assign the right to acquire the third-party’s real estate to Blue Owl, unless GPM elects, in its sole discretion, to enter into a sale-leaseback, designation or similar transaction governed by the Program Agreement.

9. Goodwill and Intangible Assets

Goodwill

The Company reports revenue and operating results for its operating segments: retail, wholesale, fleet fueling and GPMP (see Note 23 for a description of these operating segments). The following summarizes the activity in goodwill, by segment:

	Retail	GPMP	Total
	(in thousands)
Beginning balance, January 1, 2023	$14,861	$202,436	$217,297
Goodwill attributable to acquisitions during the year	—	71,570	71,570
Goodwill adjustment – Pride Acquisition	2,891	415	3,306
Ending balance, December 31, 2023	$17,752	$274,421	$292,173
Goodwill adjustment – WTG Acquisition	—	7,800	7,800
Ending balance, December 31, 2024	$17,752	$282,221	$299,973

Intangible Assets, Net

Intangible assets consisted of the following:

	As of December 31,
	2024	2023
	(in thousands)
Wholesale fuel supply agreements	$219,082	$219,262
Trade names	39,401	39,584
Options to acquire ownership rights	1,315	3,241
Non-contractual customer relationships	38,520	46,720
Other intangibles	21,713	21,825
Accumulated amortization – Wholesale fuel supply agreements	(78,338)	(59,383)
Accumulated amortization – Trade names	(36,196)	(34,891)
Accumulated amortization – Options to acquire ownership rights	(685)	(1,377)
Accumulated amortization – Non-contractual customer relationships	(4,100)	(2,413)
Accumulated amortization – Other intangibles	(18,357)	(18,016)
	$182,355	$214,552

Franchise rights and liquor licenses of $2.8 million and $3.1 million as of December 31, 2024 and 2023, respectively, were not being amortized.

Amortization expense related to definite lived intangible assets was $22.4 million, $23.4 million and $20.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Estimated amortization expense for each of the next five years and thereafter is expected to be as follows:

Future Amortization Expense	Amount
(in thousands)
2025	$22,237
2026	21,888
2027	20,615
2028	20,129
2029	19,907
Thereafter	74,753
$179,529

10. Other Current Liabilities

The components of other current liabilities were as follows:

	As of December 31,
	2024	2023
	(in thousands)
Accrued employee costs	$14,363	$22,015
Fuel and other taxes	34,588	40,392
Accrued insurance liabilities	13,704	10,464
Accrued expenses	39,733	50,798
Environmental liabilities	2,825	4,100
Deferred vendor income	18,195	13,134
Accrued income taxes payable	1,264	—
Dealer deposits	10,175	—
Liabilities resulting from Additional Consideration and Contingent Consideration	5,601	5,524
Deferred payments related to acquisitions (see Note 4)	680	25,291
Public Warrants	6,675	—
Private Warrants	1,000	—
Financial liabilities	5,391	3,566
Other accrued liabilities	5,045	4,252
Total other current liabilities	$159,239	$179,536

Additional Consideration and Contingent Consideration

Part of the consideration to the sellers in the acquisition of the business of Empire Petroleum Partners, LLC (“Empire”) in 2020 was as follows:

•
On each of the first five anniversaries of October 6, 2020, the Empire sellers will be paid an amount of $4.0 million (total of $20.0 million) (the “Additional Consideration”). If the Empire sellers are entitled to amounts on account of the Contingent Consideration (as defined below), these amounts will initially be applied to accelerate payments on account of the Additional Consideration. For the years ended December 31, 2024, 2023 and 2022, the Company paid the Empire sellers $4.0 million, $4.0 million and $6.1 million of Additional Consideration, respectively.
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

Public and Private Warrants

As of December 31, 2024, there were 17.3 million warrants to purchase common stock outstanding for an exercise price of $11.50 per share, consisting of approximately 14.8 million public warrants (the “Public Warrants”) and approximately 2.5 million private warrants (the “Private Warrants”). Prior to the merger with Haymaker Acquisition Corp. II (“Haymaker”) on December 22, 2020, the warrants were for the purchase of the common stock of Haymaker. The warrants will expire five years after December 22, 2020, or earlier upon redemption or liquidation.

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

Financial Liabilities

The current and non-current portions of financial liabilities are related to off-market sale-leaseback transactions with Blue Owl related to the 2023 Acquisitions of TEG and WTG, the 2022 Acquisitions of Quarles and Pride, as further described in Note 4 above, and a failed sale-leaseback transaction related to the 2021 acquisition of ExpressStop convenience stores.

11. Other Non-current Liabilities

The components of other non-current liabilities were as follows:

	As of December 31,
	2024	2023
	(in thousands)
Environmental liabilities	$8,524	$9,315
Deferred vendor income	31,698	28,860
Liabilities resulting from Additional Consideration and Contingent Consideration	—	3,514
Deferred payments related to acquisitions (see Note 4)	—	24,056
Public Warrants	—	16,316
Private Warrants	—	2,450
Additional Deferred Shares	1,080	1,326
Financial liabilities (see Note 10)	167,007	172,398
Other non-current liabilities	15,219	8,367
Total other non-current liabilities	$223,528	$266,602

12. Debt

The components of debt were as follows:

	As of December 31,
	2024	2023
	(in thousands)
Senior Notes	$445,263	$444,432
M&T debt	57,380	65,228
Capital One Line of Credit	375,951	332,027
Insurance premium notes	2,405	3,752
Total debt, net	$880,999	$845,439
Less current portion	(12,944)	(16,792)
Total long-term debt, net	$868,055	$828,647

Financing Agreements

Type of financing	Original principal amount of financing	Financing payment terms	Interest rate	Interest rate as of December 31, 2024	Amount financed as of December 31, 2024 (in thousands)	Balance as of December 31, 2024 (net of deferred financing costs) (in thousands)
ARKO Corp.
Senior Notes	$450 million	The full amount of principal is due on maturity date of November 15, 2029.	Fixed rate	5.125%	$450,000	$445,263
GPM Investments, LLC
PNC Line of Credit	Up to $140 million	Maturity date of December 22, 2027.	For revolving advances that are Term SOFR Loans: SOFR Adjusted plus Term SOFR (as defined in the agreement) plus 1.25% to 1.75% For revolving advances that are domestic rate loans: Alternate Base Rate (as defined in the agreement) plus 0% to 0.5% Every quarter, the margin rates are updated based on the quarterly average undrawn availability of the line of credit. Unused fee - 0.375% or 0.25% if usage is 25% or more	5.68%	None $131,574 unused based on borrowing base	None
M&T Term Loans	$49.5 million	$35.0 million of principal is paid in equal monthly installments of approximately $194 thousand based on a 15-year amortization schedule with a balance of $23.1 million due on the maturity date of June 10, 2026. $14.5 million of principal is paid in equal monthly installments of approximately $80 thousand based on a 15-year amortization schedule with a balance of $9.9 million due on the maturity date of November 10, 2028.	SOFR (as defined in the agreement) plus 3.0% SOFR (as defined in the agreement) plus 2.75%	7.74% 7.38%	$39,946	$39,550
M&T Equipment Line of Credit	Up to $45 million	$3.2 million of the current balance is being paid in equal monthly installments of approximately $363 thousand (principal and interest) with the balance due on the maturity date of September 10, 2025. $12.7 million of the current balance is being paid in equal monthly principal installments of approximately $330 thousand with the balance due on various maturity dates through September 2028. Each additional equipment loan tranche borrowed from September 28, 2023 will have a term of up to five years from the date it is advanced.	Fixed rate SOFR (as defined in the agreement) plus 2.75%	6.90% 7.38%	$15,851 $29,149 unused	$15,643
Other M&T Term Loans	$3.0 million	The principal is being paid in monthly installments including interest of approximately $37 thousand with the remaining balance due on various maturity dates through August 2031.	Fixed and variable rate	3.91% to 7.38%	$2,201	$2,187
GPMP
Capital One Line of Credit	Up to $800 million	The full amount of the principal is due on the maturity date of May 5, 2028.	For SOFR Loans: Adjusted Term SOFR (as defined in the agreement) plus 2.25% to 3.25% For alternate base rate loans: Alternate Base Rate (as defined in the agreement) plus 1.25% to 2.25% The margin is determined according to a formula that depends on GPMP's leverage. Unused fee ranges from 0.3% to 0.50%	7.43%	$380,800 No borrowings under the Alternate Base rate $418,700 unused	$375,951
Total						$878,594

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

Financing Agreement with PNC Bank, National Association (“PNC”)

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

On November 21, 2023, GPM further amended and restated the M&T Credit Agreement to increase the aggregate principal amount of real estate loans from $35.0 million to $44.4 million. On January 31, 2024, GPM entered into an additional term loan under the credit agreement with M&T Bank for the purchase of real estate for $5.1 million, resulting in an aggregate original principal amount of real estate loans of $49.5 million at December 31, 2024 (the “M&T Term Loans”).

The Company has granted a mortgage in the real estate of 50 sites and certain fixtures at these and other sites as collateral to support the M&T Term Loans. The equipment loans are secured by the equipment acquired with the proceeds of such loans.

Financing Agreement with a Syndicate of Banks led by Capital One, National Association

GPMP has a revolving credit facility with a syndicate of banks led by Capital One, National Association, with an aggregate principal amount of availability thereunder of $800 million (as amended, the “Capital One Line of Credit”). At GPMP’s request, availability under the Capital One Line of Credit can be increased up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or from other banks, and subject to certain other terms as detailed in the Capital One Line of Credit. On March 26, 2024, GPMP, Capital One and the guarantors and lenders party thereto entered into an amendment to the Capital One Line of Credit, which facilitated the borrowing and use of up to $36.5 million of the Capital One Line of Credit for the settlement of the Installment Payments as provided for in the TEG Purchase Agreement Amendment. The other material terms of the Capital One Line of Credit remained unchanged.

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

Letters of Credit

Financing Facility	Amount available for letters of credit	Letters of credit issued as of December 31, 2024
PNC Line of Credit	$40.0 million	$8.2 million
Capital One Credit Facility	$40.0 million	$0.5 million

The letters of credit were issued in connection with certain workers’ compensation and general insurance liabilities and fuel purchases from one supplier. The letters of credit will be drawn upon only if the Company does not comply with the time schedules for the payment of associated liabilities.

Insurance Premium Notes

In the ordinary course of business, the Company finances insurance premiums with notes payable. These notes are generally entered into for a term of 24 months or less.

Future Scheduled Payments

Total scheduled future principal payments required and amortization of deferred financing costs under all of the foregoing debt agreements were as follows as of December 31, 2024:

Amount
(in thousands)
2025	$13,192
2026	29,877
2027	5,190
2028	392,558
2029	450,167
Thereafter	219
891,203
Deferred financing costs	(10,204)
Total debt	$880,999

Deferred Financing Costs

Deferred financing costs of $0.05 million and $6.3 million were incurred in the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the gross value of deferred financing costs of $16.4 million and $16.6 million, respectively, and accumulated amortization of $5.9 million and $3.5 million, respectively, were recorded as a direct reduction from the carrying amount of the associated debt liabilities, with the exception of $0.3 million and $0.4 million which were recorded as a prepaid asset related to the unused PNC Line of Credit, respectively. Amortization of deferred financing costs and debt discount was $2.7 million, $2.5 million and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Such amounts were classified as a component of interest and other financial expenses in the consolidated statements of operations.

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

As of December 31, 2024, the Company was in compliance with all of the obligations and financial covenants under the terms and provisions of its loans with financial institutions.

13. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is responsible for certain environmental costs and legal expenses arising in the ordinary course of business. See Note 15 for further discussion.

Asset Retirement Obligation

As part of the fuel operations at its retail convenience stores and proprietary cardlock locations, at most of the other owned and leased locations leased to dealers, certain other dealer locations and private cardlock locations, there are aboveground and underground storage tanks for which the Company is responsible. The future cost to remove a storage tank is recognized over the estimated remaining useful life of the storage tank, or if sooner, the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a storage tank is installed. The amount added to equipment or right-of-use asset is amortized and accretion expense is recognized in connection with the discounted liability over the remaining life of the respective storage tanks. The accretion of the asset retirement obligation is recorded in interest and other financial expenses in the consolidated statements of operations.

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

A reconciliation and roll forward of the liability for the removal of its storage tanks was as follows:

	2024	2023
	(in thousands)
Beginning Balance as of January 1,	$85,432	$65,309
Acquisitions	1,326	18,016
Additions	17	—
Accretion expense	2,532	2,399
Adjustments	(266)	(269)
Retirement of tanks	(933)	(23)
Ending Balance as of December 31, (*)	$88,108	$85,432

(*) $733 thousand and $722 thousand were recorded to other current liabilities in the consolidated balance sheets as of December 31, 2024 and 2023, respectively.

Fuel Vendor Agreements

GPMP enters into fuel supply contracts with various major fuel suppliers. These fuel supply contracts have expiration dates at various times through June 2032. In connection with certain of these fuel supply and related incentive agreements, upfront payments and other vendor assistance payments for rebranding costs and other incentives were received. If GPMP defaults under the terms of any contract, including not purchasing committed fuel purchase volume, or terminates any supply agreement prior to the end of the applicable term, GPMP must refund and reimburse the respective fuel supplier for the unearned unamortized portion of the payments received to date, based on the amortization schedule outlined in each respective agreement and refund other benefits from each supplier subject to the terms that were set in the incentive agreement, as well as pay a penalty with regard to the early termination if applicable. The payments are amortized and recognized as a reduction to fuel costs using the straight-line method based on the term of each agreement or based on fuel volume purchased. The amount of the unamortized liability was $36.2 million and $32.8 million as of December 31, 2024 and 2023, respectively, which were recorded in other current and non-current liabilities on the consolidated balance sheets. The legal liability period in these fuel supply agreements can extend beyond the amortization period, and differ in the amortization schedule, used for book purposes.

Purchase Commitments

In the ordinary course of business, the Company has entered into agreements with fuel suppliers to purchase inventories for varying periods of time. The fuel vendor agreements with suppliers require minimum volume purchase commitments of gasoline, which vary throughout the period of supply agreements and distillates annually. The future minimum volume purchase requirements under the existing supply agreements are based on gallons, with a purchase price at prevailing market rates for wholesale distributions. If the Company fails to purchase the required minimum volume during a contract year, the underlying supplier’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or an agreed monetary compensation. Based upon GPMP’s current and future expected purchases, the Company does not anticipate incurring penalties for volume shortfalls with isolated de minimis exceptions.

The total future minimum gallon volume purchase requirements from fuel vendors were as follows:

Gallons
(in thousands)
2025	1,346,467
2026	945,445
2027	613,713
2028	238,496
2029	130,408
Thereafter	326,020
Total	3,600,549

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

14. Leases

Lessee

As of December 31, 2024, the Company leased 1,148 of the convenience stores that it operates, 328 dealer locations, 154 cardlock locations and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years. Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges and fuel dispensers.

As of December 31, 2024, there are approximately 960 sites which are leased under 47 separate master lease agreements. Master leases with eight lessors encompass a total of approximately 910 sites. Master leases with the same landlord contain cross-default provisions, in most cases. In most instances of leases of multiple stores from one landlord, each one under a separate lease agreement, the lease agreements contain cross-default provisions between all or some of the other lease agreements with the same landlord.

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

The components of lease cost recorded on the consolidated statements of operations were as follows:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$9,947	$10,919	$12,061
Interest on lease liabilities	17,255	16,837	17,041
Operating lease costs included in site operating expenses	190,621	181,164	142,730
Operating lease costs included in general and administrative expenses	2,122	2,206	1,753
Lease cost related to variable lease payments, short-term leases and leases of low value assets	2,091	2,681	2,390
Right-of-use asset impairment charges and loss (gain) on disposals of leases, net	3,118	6,116	1,661
Total lease costs	$225,154	$219,923	$177,636

For the years ended December 31, 2024, 2023 and 2022, total cash outflows for leases amounted to approximately $180.5 million, $171.9 million and $139.0 million for operating leases, respectively, and $22.2 million, $22.3 million and $23.6 million for financing leases, respectively.

Supplemental balance sheet data related to leases was as follows:

	As of December 31,
	2024	2023
	(in thousands)
Operating leases
Assets
Right-of-use assets under operating leases	$1,386,244	$1,384,693
Liabilities
Operating leases, current portion	71,580	67,053
Operating leases	1,408,293	1,395,032
Total operating leases	1,479,873	1,462,085
Weighted average remaining lease term (in years)	13.7	14.0
Weighted average discount rate	7.7%	7.8%
Financing leases
Assets
Right-of-use assets	$220,018	$215,174
Accumulated amortization	(62,019)	(52,506)
Right-of-use assets under financing leases, net	157,999	162,668
Liabilities
Financing leases, current portion	11,515	9,186
Financing leases	211,051	213,032

Total financing leases	222,566	222,218
Weighted average remaining lease term (in years)	20.3	21.2
Weighted average discount rate	7.9%	7.9%

As of December 31, 2024, future minimum payments for operating lease obligations and financing lease obligations were as set forth in the following table. The minimum lease payments presented below include periods where an option is reasonably certain to be exercised and do not take into consideration any future consumer price index adjustments for these agreements.

	Operating	Financing
	(in thousands)
2025	$181,136	$28,096
2026	181,191	21,752
2027	179,800	21,794
2028	176,123	28,801
2029	175,383	21,790
Thereafter	1,585,225	377,715
Gross lease payments	$2,478,858	$499,948
Less: imputed interest	(998,985)	(277,382)
Total lease liabilities	$1,479,873	$222,566

Lessor

The Company leases and subleases owned and leased properties to dealers and other tenants and subtenants which are accounted for as operating or sales-type leases. The majority of leases and subleases are for periods of up to 10 years, which may be a fixed period or a shorter period with an option or series of renewal options, and in certain cases with additional renewal options past such 10-year period. Some of the lease agreements include lease payments which are based upon such tenant’s or subtenants’ sales subject to fixed minimum lease payments. At the time that an agreement is entered into, the dealers and other tenants and subtenants often post a security deposit as collateral. Total operating lease income was approximately $31.3 million, $27.3 million and $22.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Lease income is included in other revenues, net in the consolidated statements of operations.

As of December 31, 2024, future minimum payments to be received under these operating leases were as follows:

Amount
(in thousands)
2025	$39,356
2026	33,760
2027	29,817
2028	23,437
2029	20,801
Thereafter	80,410
$227,581

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
•
A liability for future remediation costs of contaminated sites related to storage tanks as well as other exposures, is established when such losses are probable and reasonably estimable. Reimbursement for these expenses from government funds or from insurance companies is recognized as a receivable. The liabilities and receivables are not discounted to their present value. The net change in the reimbursement asset and liability for future remediation costs is recorded in site operating expenses in the consolidated statements of operations. The adequacy of the reimbursement asset and liability is evaluated by a third-party at least twice annually and adjustments are made based on past experience, changing environmental conditions and changes in government policy.

As of December 31, 2024 and 2023, environmental obligations totaled $11.3 million and $13.4 million, respectively. These amounts were recorded as other current and non-current liabilities in the consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or changes in federal and/or state environmental regulations.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle it to be reimbursed for remediation costs. Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $6.5 million and $7.5 million as of December 31, 2024 and 2023, respectively, and were recorded as other current and non-current assets in the consolidated balance sheets.

The undiscounted amounts of future estimated payments and anticipated recoveries from insurance policies and various state funds as of December 31, 2024 were as follows:

	Payments	Recoveries	Net Obligations
	(in thousands)
2025	$2,825	$1,716	$1,109
2026	3,734	2,325	1,409
2027	2,185	1,602	583
2028	564	194	370
2029	497	176	321
Thereafter	1,544	514	1,030
Total Future Payments and Recoveries	$11,349	$6,527	$4,822

16. Income Taxes

The Company and its subsidiaries file federal, state, local and foreign income tax returns in jurisdictions with varying statutes of limitation. The Company and its subsidiaries are classified as a Corporation and file on a consolidated, unitary or combined basis for U.S. federal and most state jurisdictions for income tax purposes. The Company’s indirectly wholly owned subsidiary, GPM, had been classified through July 31, 2022 as a partnership for U.S. federal and state jurisdictions for income tax purposes, and effective July 31, 2022, has been classified as a disregarded entity for U.S. federal tax purposes.

In the first quarter of 2024, the Riiser Seller satisfied certain post-closing adjustment amounts owed to GPM by tendering all of its limited partnership units in GPMP. Effective January 26, 2024, the Company, indirectly, became 100% owner of GPMP, which then became classified as a disregarded entity for U.S. federal tax purposes. As a result, the change in tax status from nontaxable to taxable caused the recognition and derecognition of certain deferred taxes which has been reflected in the continuing operations as of the date of which the change in tax status occurred. The Company recorded a one-time non-cash tax expense in the amount of approximately $1.5 million for the year ended December 31, 2024 to reflect the temporary differences between the financial statement and tax basis of GPMP at the time of the change in status. In the third quarter of 2022, the Company approved an internal entity realignment and streamlining of certain direct and indirect subsidiaries that resulted in the tax status of certain subsidiaries changing from nontaxable to taxable. The Company recorded a one-time non-cash tax expense in the amount of approximately $8.9 million for the year ended December 31, 2022 in connection with the internal entity realignment.

The Company has income tax net operating losses (“NOL”) and tax credit carryforwards related to both domestic and international operations. As of December 31, 2024, the Company has recorded a deferred tax asset of $4.6 million reflecting the benefit of $30.1 million in loss carryforwards and $1.7 million in tax credits. The deferred tax assets expire as follows:

Amount	Expiration Date

	(in thousands)
Domestic state NOL	$11,349	2032 - Indefinite
Foreign NOL	13,231	Indefinite life
Foreign capital loss	5,473	Indefinite life
Foreign tax credits	1,655	2024 - 2027

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

The Company recorded a valuation allowance related to U.S. jurisdictions in the amount of $0.4 million as of both December 31, 2024 and 2023 to recognize that a portion of the deferred tax asset will not be realized based on the more likely than not standard. The Company has recorded a 100% valuation allowance against its foreign subsidiaries’ deferred tax assets in the amount of $6.8 million to recognize that the deferred tax asset will not be realized based on the more likely than not standard. While the Company’s foreign subsidiaries are currently in a minimal three-year cumulative income position, a substantial piece of objective negative evidence evaluated was that the Company’s foreign subsidiaries are projecting taxable losses for the foreseeable future with no anticipated future growth.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. As of both December 31, 2024 and 2023, the Company and its subsidiaries have recorded $0.3 million for unrecognized tax benefits related to state exposures. A reconciliation of the beginning and ending balances of uncertain tax positions included in other current liabilities on the consolidated balance sheets was as follows:

	2024	2023
	(in thousands)
Beginning balance as of January 1,	$261	$261
Additions for tax positions taken in prior years	—	—
Reductions of tax positions taken in prior years	—	—
Reductions for settlements on tax positions of prior years	—	—
Ending balance as of December 31,	$261	$261

Each of the Company’s subsidiaries is subject to examination in their respective filing jurisdiction. For the Company’s U.S. subsidiaries, tax years ending after December 31, 2020 remain open. The Company’s foreign subsidiaries’ tax returns up to and including tax year 2019 are considered closed due to the statute of limitations.

Earnings before income taxes were as follows:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Domestic (U.S.)	$27,257	$46,038	$106,365
Foreign (Israel)	(268)	694	1,170
Total	$26,989	$46,732	$107,535

The components of the income tax provision were as follows:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current:
Domestic federal	$13,860	$10,501	$6,907
Domestic state and local	5,080	6,345	6,350
Total current	18,940	16,846	13,257
Deferred:
Domestic federal	(10,330)	(3,316)	19,830
Domestic state and local	(2,466)	(1,364)	2,470
Total deferred	(12,796)	(4,680)	22,300
Total income tax expense	$6,144	$12,166	$35,557

The reconciliation of significant differences between income tax expense applying the US statutory rate and the actual income tax expense at the effective rate were as follows:

	For the Year Ended December 31,
	2024		2023		2022
	(in thousands)
Income tax expense at the statutory rate	$5,668	21.0%	$9,814	21.0%	$22,582	21.0%
Increases (decreases):
Internal entity realignment, change in entity status (*)	1,500	5.6%	—	0.0%	8,880	8.3%
Non-controlling interest in partnership	—	0.0%	(49)	(0.1)%	(58)	(0.1)%
State income taxes, net of federal income tax benefit	1,547	5.7%	3,822	8.2%	6,470	6.0%
International rate differential	1	0.0%	14	0.0%	23	0.0%
Non-deductible expenses (non-includable income)	(1,432)	(5.3)%	(329)	(0.7)%	1,392	1.3%
Valuation allowance	(1,318)	(4.9)%	(2,620)	(5.6)%	(2,222)	(2.1)%
Credits	(834)	(3.1)%	(1,296)	(2.8)%	(1,319)	(1.2)%
Expired attributes	1,221	4.5%	2,540	5.4%	—	0.0%
Other rate differentials	(209)	(0.7)%	270	0.6%	(191)	(0.1)%
Total	$6,144	22.8%	$12,166	26.0%	$35,557	33.1%

(*) refer to details above.

Significant components of deferred income tax assets and liabilities consisted of the following:

	As of December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Asset retirement obligation	$22,027	$21,320
Inventory	309	289
Lease obligations	424,229	420,100
Financial liabilities	43,099	43,991
Accrued expenses	5,438	4,570
Deferred income	13,576	10,712
Fuel supply agreements	82,728	79,151
Environmental liabilities	1,205	1,406
Transaction costs	1,880	2,052
Investment in partnership	—	17,698
Share-based compensation	3,957	3,954
Net operating loss carryforwards	4,621	4,626
Credits	1,655	2,910
Interest limitation carryforward	7,972	—
Other	3,017	2,619
Total deferred tax assets	615,713	615,398
Valuation allowance	(7,205)	(8,523)
Total deferred tax assets, net	608,508	606,875
Deferred tax liabilities:
Property and equipment	(131,135)	(134,958)
Intangible assets	(18,483)	(28,247)
Right-of-use assets	(385,542)	(386,691)
Prepaid expenses	(5,596)	(4,602)
Other	(63)	(84)
Total deferred tax liabilities	(540,819)	(554,582)
Net deferred tax asset	$67,689	$52,293

17. Equity and Temporary Equity

Dividends

The Company’s board of directors (the “Board”) declared, and the Company paid, dividends of $0.12 per share of common stock in 2024, totaling $14.0 million, dividends of $0.12 per share in 2023, totaling $14.3 million, and dividends of $0.09 per share in 2022, totaling $10.9 million. The amount and timing of dividends payable on the common stock are within the sole discretion of the Board, which will evaluate dividend payments within the context of the Company’s overall capital allocation strategy on an ongoing basis, giving consideration to its current and forecasted earnings, financial condition, cash requirements and other factors. As a result of the aggregate amount of dividends paid on the common stock through December 31, 2024, the conversion price of the Company’s Series A convertible preferred stock has been adjusted from $12.00 to $11.67 per share, as were the threshold share prices in the Deferred Shares agreement (as discussed below). The Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on March 21, 2025 to stockholders of record as of March 10, 2025.

Share Repurchase Plan

In February 2022, the Board authorized a share repurchase program, which was subsequently increased in May 2023 and May 2024, to provide for the repurchase up to an aggregate of $125 million of outstanding shares of common stock. The share repurchase program does not have an expiration date. During the year ended December 31, 2024, inclusive of the repurchase of the First Installment Shares from TEG, the Company repurchased approximately 4.8 million shares of common stock under the share repurchase program for approximately $28.3 million, or an average price of $5.89 per share. During the year ended December 31, 2023, the Company repurchased approximately 4.2 million shares of common stock under the share repurchase program for approximately $32.0 million, or an average price of $7.54 per share. In the year ended December 31, 2022, the Company repurchased approximately 4.5 million shares of common stock under the share repurchase program for approximately $39.0 million, or an average price of $8.60 per share. As of December 31, 2024, there was $25.7 million remaining under the share repurchase program.

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

The key terms of the Series A Stock are as follows:

•
Conversion: Each share of Series A Stock is convertible into shares of the Company at the holder’s option at any time after the date of issuance of such share for a conversion price equal to $12.00 per share of Series A Stock, adjusted for customary recapitalization events including common stock dividends (the “Conversion Rate”), which Conversion Rate was $11.67 as of December 31, 2024. Holders are entitled to up to a total of 1.2 million additional shares of the Company’s common stock (the “Bonus Shares”) upon any optional conversion of Series A Stock by the holder for which notice of conversion is provided after June 1, 2027, but prior to August 31, 2027. The specific number of Bonus Shares will be determined according to the Company’s volume weighted average price (the “VWAP”) for the 30 trading days prior to June 1, 2027, adjusted for customary recapitalization events. Each share of Series A Stock will automatically convert into fully paid and nonassessable shares of the Company’s common stock at the then-applicable Conversion Rate, if, at any time during target periods as set forth in the amended and restated Certificate of Incorporation of the Company (the “Charter”), the VWAP of the Company’s common stock equals or exceeds the applicable target price as agreed in the Charter for that period ($17.50 per share for the period until March 31, 2025 and $18 thereafter, adjusted for any customary recapitalization events), provided that the average daily trading volume for the Company’s common stock at the agreed VWAP period is at least $7.5 million.

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

Classification of Convertible Preferred Stock – The Series A Stock is considered contingently redeemable based on events that are not solely within the Company’s control. Accordingly, the Series A Stock is presented outside of permanent equity in the temporary equity section of the consolidated balance sheets. As of December 31, 2024 and 2023, the Series A Stock was accreted to its full redemption value.

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

Ares Warrants

On December 22, 2020, certain entities affiliated with Ares Capital Corporation (“Ares”) exchanged their warrants to acquire membership interests in GPM for warrants (the “Ares Warrants”) to purchase 1.1 million shares of the Company’s common stock (the “Ares Warrant Shares”). Each Ares Warrant may be exercised to purchase one share of common stock at an exercise price of $10.00 per share, subject to adjustment as described below (the “Ares Warrants Price”). Each Ares Warrant may be exercised until December 22, 2025.

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

18. Share-Based Compensation

The Compensation Committee of the Board has approved the grant of non-qualified stock options, restricted stock units (“RSUs”), and shares of common stock to certain employees, non-employees and members of the Board under the ARKO Corp. 2020 Incentive Compensation Plan (as amended, the “Plan”). At the Company’s 2024 annual meeting of stockholders held on June 6, 2024, the Company’s stockholders approved an increase in the total number of shares of common stock authorized for issuance under the Plan from 12.4 million shares to 23.8 million shares. As of December 31, 2024, 12.6 million shares of common stock were available for future grants. Stock options granted under the Plan expire no later than ten years from the date of grant and the exercise price may not be less than the fair market value of the underlying shares on the date of grant. Vesting periods are assigned to stock options and RSUs on a grant-by-grant basis at the discretion of the Board. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

Additionally, a non-employee director may receive RSUs in lieu of up to 100% of his or her cash fees, which vest immediately and will be settled in common stock upon the director’s departure from the Board or an earlier change in control of the Company.

Stock Options

The following table summarizes share activity related to stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands)				(in thousands)
Options Outstanding, January 1, 2023	897	$9.24
Granted	409	8.58	3.27
Options Outstanding, December 31, 2023	1,306	$9.03		8.4	$—
Granted	—
Options Outstanding, December 31, 2024	1,306	$9.03		7.4	$—

Exercisable at December 31, 2024	883	$9.26		7.2	$—
Vested and expected to vest at December 31, 2024	1,306	$9.03		7.4	$—

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s common stock on December 31.

In the years ended December 31, 2024 and 2023, 447 thousand and 394 thousand stock options vested, respectively.

As of December 31, 2024, total unrecognized compensation cost related to unvested stock options was approximately $0.6 million, which is expected to be recognized over a weighted average period of approximately 1.0 years.

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes option pricing model. The following table summarizes the assumptions utilized in the valuation of the stock option award granted for the period noted.

For the Year Ended December 31, 2023
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

Restricted Stock Units and Performance-based Restricted Stock Units

The following table summarizes share activity related to RSUs and performance-based RSUs (“PSUs”):

	RSUs and PSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested RSUs and PSUs, January 1, 2023	3,115	$8.90
Granted	1,788	8.38
Released	(647)	8.93
Forfeited	(37)	9.22
Performance-based share adjustment	(350)	9.17
Nonvested RSUs and PSUs, December 31, 2023	3,869	$8.65
Granted	3,366	5.91
Released	(1,636)	8.83
Forfeited	(120)	5.74
Performance-based share adjustment	(867)	7.46
Nonvested RSUs and PSUs, December 31, 2024	4,612	$6.89

In the years ended December 31, 2024 and 2023, 218,602 and 141,764 RSUs were issued to non-employee directors. These awards are included in the table above under restricted stock units as both granted and released units. There were 472,152 and 303,850 RSUs issued to non-employee directors outstanding as of December 31, 2024 and 2023, respectively.

The fair value of RSUs and PSUs released during the years ended December 31, 2024, 2023 and 2022 was $12.2 million, $5.5 million and $3.5 million, respectively.

In the years ended December 31, 2024, 2023 and 2022, the Company granted approximately 2,021 thousand, 1,151 thousand and 1,120 thousand PSUs, respectively, which, subject to achieving certain performance criteria, could result in the issuance of shares of common stock up to 150% of the number of PSUs granted, net of PSUs forfeited. The PSUs were awarded to certain members of senior management and cliff vest at the end of a three-year period, subject to the achievement of specific performance criteria measured over such period. The number of PSUs that will ultimately vest is contingent upon the recipient continuing to be in the continuous service of the Company and related entities through the last day of the performance period and a certification by the Compensation Committee of the Board that the applicable performance criteria have been met.

The Company assesses the probability of achieving the performance criteria on a quarterly basis. In the first quarter of 2024, the Compensation Committee of the Board determined that the performance criteria for the performance period ended December 31, 2023 had been met and certified that the percentage of PSUs that vested with respect to the target amount for the 2021 PSU grants was

100%. During the years ended December 31, 2024 and 2023 , the number of PSUs was adjusted for the probability of achieving the performance criteria, resulting in the recording of a reduction of expense of approximately $2.8 million in both 2024 and 2023 based on the grant date fair value. No adjustment was made in 2022. For PSUs with market conditions, the Company recognizes the fair value expense ratably over the performance and vesting period.

As of December 31, 2024, total unrecognized compensation cost related to RSUs and PSUs was approximately $15.0 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Share-Based Compensation Cost

Total share-based compensation cost recorded for employees, non-employees and members of the Board for the years ended December 31, 2024, 2023 and 2022 was $12.3 million, $15.0 million and $12.2 million, respectively, and included in general and administrative expenses on the consolidated statements of operations.

19. Related Party Transactions

Balances outstanding with related parties were as follows:

	As of December 31,
	2024	2023
	(in thousands)
Current assets:
Due from equity investment	$108	$108
Loan to equity investment	557	617
Due from related parties	209	210

20. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net income available to common stockholders	$15,095	$28,619	$65,997
Change in fair value of Ares Put Option (see Note 22)	—	—	(329)
Net income available to common stockholders after assumed conversions	$15,095	$28,619	$65,668

Weighted average common shares outstanding — Basic	116,139	118,782	121,476
Effect of dilutive securities:
RSUs	810	823	822
Ares Put Option (see Note 22)	—	—	926
Weighted average common shares outstanding — Diluted	116,949	119,605	123,224
Net income per share available to common stockholders — Basic	$0.13	$0.24	$0.54
Net income per share available to common stockholders — Diluted	$0.13	$0.24	$0.53

The following potential shares of common stock have been excluded from the computation of diluted net income per share because their effect would have been antidilutive:

	As of December 31,
	2024	2023	2022
	(in thousands)
Ares Warrants	1,100	1,100	1,100
Public and Private Warrants	17,333	17,333	17,333
Series A redeemable preferred stock	8,569	8,482	8,396
Stock options	1,306	1,306	897

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

As of December 31, 2024 and 2023, the Company had fuel futures contracts to hedge approximately 2.9 million gallons and 1.2 million gallons, respectively, of diesel fuel for which the Company had a firm commitment to purchase. As of December 31, 2024 and 2023, the Company had an asset derivative with a fair value of approximately $0.3 million and $0.1 million, respectively, recorded in other current assets and a firm commitment with a fair value of approximately $0.3 million and $0.1 million, respectively, recorded in other current liabilities on the consolidated balance sheet.

As of December 31, 2024 and 2023, there was $0.3 million and approximately $0, respectively, of cash collateral provided to counterparties that was classified as restricted cash on the consolidated balance sheet. All cash flows associated with purchasing and selling fuel derivative instruments are classified as other operating activities, net in the consolidated statements of cash flows.

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

The fair value of cash and cash equivalents, restricted cash, short-term investments, trade receivables, accounts payable and other current liabilities approximated their carrying values as of December 31, 2024 and 2023 primarily due to the short-term maturity of these instruments. Based on market trades of the Senior Notes close to year-end (Level 1 fair value measurement), the fair value of the Senior Notes was estimated at approximately $411.1 million and $391.8 million as of December 31, 2024 and 2023, respectively, compared to a gross carrying value of $450 million at both December 31, 2024 and 2023. The fair value of the other long-term debt approximated their respective carrying values as of December 31, 2024 and 2023 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of fuel futures contracts was determined using NYMEX quoted values.

The Contingent Consideration from the Empire acquisition in 2020 is measured at fair value at the end of each reporting period and amounted to $3.7 million and $3.4 million as of December 31, 2024 and 2023, respectively. The fair value methodology for the Contingent Consideration liability is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. Approximately $(0.4) million, $(0.3) million and $0.3 million were recorded as a component of interest and other financial (expenses) income in the consolidated statements of operations for the change in the fair value of the contingent consideration for the years ended December 31, 2024, 2023 and 2022, respectively, and approximately $20.0 thousand, $0.6 million and $2.2 million of income were recorded as a component of other expenses, net in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, respectively.

The Public Warrants (as defined in Note 10), of which approximately 14.8 million were outstanding as of December 31, 2024, are measured at fair value at the end of each reporting period and amounted to $6.7 million and $16.3 million as of December 31, 2024 and 2023, respectively. The fair value methodology for the Public Warrants is categorized as Level 1. Approximately $9.6 million, $9.6 million and $0.3 million were recorded as a component of interest and other financial income in the consolidated statements of operations for the change in the fair value of the Public Warrants for the years ended December 31, 2024, 2023 and 2022, respectively.

The Private Warrants (as defined in Note 10), of which approximately 2.5 million were outstanding as of December 31, 2024, are measured at fair value at the end of each reporting period and amounted to $1.0 million and $2.5 million as of December 31, 2024 and 2023, respectively. The fair value methodology for the Private Warrants is categorized as Level 2 because certain inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Private Warrants have been recorded at fair value based on a Black-Scholes option pricing model with the following material assumptions based on observable and unobservable inputs:

	As of December 31,
	2024	2023

Expected term (in years)	1.0	2.0
Volatility	55.5%	39.2%
Risk-free interest rate	4.2%	4.2%
Expected dividend yield	1.8%	1.5%
Strike price	$11.50	$11.50

For the change in the fair value of the Private Warrants, approximately $1.5 million, $2.0 million and $0.1 million were recorded as components of interest and other financial income in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, respectively.

The Additional Deferred Shares (as defined in Note 17) are measured at fair value at the end of each reporting period and amounted to $1.1 million and $1.3 million as of December 31, 2024 and 2023, respectively. The fair value methodology for the Additional Deferred Shares is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Additional Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

	As of December 31,
	2024	2023

Expected term (in years)	2.4	3.4
Volatility	37.2%	33.3%
Risk-free interest rate	4.3%	4.0%
Stock price	$6.59	$8.25

For the change in the fair value of the Additional Deferred Shares, approximately $0.2 million, $0.1 million and $0.1 million were recorded as components of interest and other financial income in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, respectively.

Ares Put Option

On September 8, 2020, the Company entered into an agreement with Ares and certain of its affiliates (the “Ares Put Option”), which guaranteed Ares a value of approximately $27.3 million (including all dividend payments received by Ares) at the end of February 2023 for the shares of common stock that the Company issued in consideration for its acquisition in December 2020 of equity in GPM (the “Ares Shares”). The embedded derivative recorded for the Ares Put Option was evaluated under ASC 815, Derivatives and Hedging, and was determined to not be clearly and closely related to the host instrument. The embedded derivative (a put option) was classified as liability and measured at fair value. The fair value methodology for the Ares Put Option was categorized as Level 3 because inputs to the valuation methodology were unobservable and significant to the fair value adjustment. Approximately $(1.2) million and $0.3 million were recorded as components of interest and other financial (expenses) income in the consolidated statements of operations for the change in the fair value of the Ares Put Option for the years ended December 31, 2023 and 2022, respectively.

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

23. Segment Reporting

The reportable segments were determined based on information reviewed by the Company’s chief operating decision maker (“CODM”) for operational decision-making purposes, and the segment information is prepared on the same basis that the CODM reviews such financial information. The Company’s reportable segments are retail, wholesale, fleet fueling and GPMP. The CODM utilizes operating income from each segment to assess its operating performance and to make decisions about allocating resources to each segment. Arie Kotler, the Company’s President, Chief Executive Officer and Chairman of the Board is the CODM.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that rent expenses for each segment are recognized and measured on the basis of cash payments.

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

The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown, however, the fuel costs in the retail, wholesale and fleet segments exclude the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel.

The majority of general and administrative expenses, depreciation and amortization, net other expenses, net interest and other financial expenses, income taxes and minor other income items including intercompany operating leases are not allocated to the segments. Other segment expenses include utilities, telephone, upkeep and taxes, insurance, supplies, advertising, and certain other expenses. Other segment expenses in the GPMP segment also include general and administrative expenses, depreciation and amortization, and other income, net.

With the exception of goodwill as described in Note 9 above, assets and liabilities relevant to the reportable segments are generally not assigned to any particular segment, but rather, managed and reviewed by the CODM at the consolidated level. All reportable segment revenues were generated from sites within the U.S. and substantially all of the Company’s assets were within the U.S. No external customer represented more than 10% of revenues.

Inter-segment transactions primarily included the distribution of fuel by GPMP to substantially all of GPM’s sites that sell fuel (both in the retail and wholesale segments) and charges by GPMP primarily to sites that sell fuel in the fleet fueling segment which are not supplied by GPMP. The effect of these inter-segment transactions was eliminated in the consolidated financial statements.

Year Ended December 31, 2024	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$3,509,935	$2,799,869	$515,462	$3,624	$30,029	$6,858,919
Merchandise revenue	1,767,345	—	—	—	—	1,767,345
Other revenues, net	65,264	29,140	9,135	838	1,321	105,698
Total revenues from external customers	$5,342,544	$2,829,009	$524,597	$4,462	$31,350	$8,731,962
Inter-segment revenues	$—	$—	$—	$4,587,458	$20,396	$4,607,854

Fuel costs	$3,081,719	$2,709,519	$451,173	$4,481,926
Merchandise costs	1,187,776
Salaries and wages	326,987
Credit card fees	92,977	7,651	4,249
Rent	142,781	24,705	11,204
Repairs and maintenance	63,217	3,156	4,201
Other segment expenses	164,683	4,167	5,263	10,956	52,195
Operating income (loss) from segments	$282,404	$79,811	$48,507	$99,038	$(449)	$509,311
Interest and other financial expenses, net				$(31,698)		$(31,698)
Income from equity investment					$124	$124

Year Ended December 31, 2023	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$3,858,777	$3,039,904	$530,937	$3,681	$31,073	$7,464,372
Merchandise revenue	1,838,001	—	—	—	—	1,838,001
Other revenues, net	74,406	25,775	7,818	939	1,420	110,358
Total revenues from external customers	5,771,184	3,065,679	538,755	4,620	32,493	9,412,731
Inter-segment revenues	$—	$—	$—	$5,160,146	$19,643	$5,179,789

Fuel costs	$3,423,455	$2,946,996	$475,037	$5,052,391
Merchandise costs	1,252,879
Salaries and wages	325,920
Credit card fees	95,833	9,398	3,997
Rent	137,647	22,124	10,172
Repairs and maintenance	59,324	3,309	3,690
Other segment expenses	160,724	4,872	4,439	9,929	51,303
Operating income from segments	$315,402	$78,980	$41,420	$102,446	$833	$539,081
Interest and other financial expenses, net				$(29,487)		$(29,487)
Loss from equity investment					$(39)	$(39)

Year Ended December 31, 2022	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$3,887,549	$3,234,145	$270,670	$5,160	$3,566	$7,401,090
Merchandise revenue	1,647,642	—	—	—	—	1,647,642
Other revenues, net	67,280	23,451	2,178	1,024	134	94,067
Total revenues from external customers	$5,602,471	$3,257,596	$272,848	$6,184	$3,700	$9,142,799
Inter-segment revenues	$—	$—	$—	$5,678,167	$4,264	$5,682,431

Fuel costs	$3,471,321	$3,135,988	$242,849	$5,585,050
Merchandise costs	1,146,423
Salaries and wages	275,080
Credit card fees	89,812	9,701	1,915
Rent	118,492	24,743	4,103
Repairs and maintenance	52,839	2,511	913
Other segment expenses	133,625	5,588	1,802	10,266	7,172
Operating income from segments	$314,879	$79,065	$21,266	$89,035	$792	$505,037
Interest and other financial expenses, net				$(11,654)		$(11,654)
Loss from equity investment					$(74)	$(74)

A reconciliation of operating income from reportable segments to consolidated income before income taxes on the consolidated statements of operations was as follows:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Operating income from reportable segments	$509,760	$538,248	$504,245
All other operating loss (income)	(449)	833	792
Intercompany charges by GPMP [1]	(109,201)	(111,729)	(98,412)
Interest and other financial expenses, net	(31,698)	(29,487)	(11,654)
Amounts not allocated to segments:
Site operating expenses	(13,848)	(13,647)	2,264
General and administrative expenses	(159,335)	(162,132)	(137,072)
Depreciation and amortization	(125,043)	(120,232)	(94,383)
Other expenses, net	(7,858)	(13,327)	(9,816)
Interest and other financial expenses, net	(35,463)	(41,756)	(48,355)
Income before income taxes	$26,865	$46,771	$107,609

1 Represents the estimated fixed margin or fixed fee (currently 5.0 cents per gallon) paid to GPMP for the cost of fuel and recorded by GPMP as inter-segment revenues.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed Balance Sheets

(in thousands)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$25,137	$27,220
Other current assets	13,885	11,983
Total current assets	39,022	39,203
Non-current assets:
Investment in subsidiaries	373,753	356,048
Loans to subsidiaries	450,000	450,000
Deferred tax asset	2,384	1,941
Total assets	$865,159	$847,192
Liabilities
Current liabilities:
Long-term debt, current portion	$587	$671
Other current liabilities	11,363	5,896
Total current liabilities	11,950	6,567
Non-current liabilities:
Long-term debt, net	445,263	444,432
Loans from investees	30,000	—
Other non-current liabilities	1,080	20,092
Total liabilities	$488,293	$471,091

Series A redeemable preferred stock	100,000	100,000

Shareholders' equity	276,866	276,101
Total liabilities, redeemable preferred stock and shareholders' equity	$865,159	$847,192

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed Statements of Operations

(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Income:
Income from loans to subsidiaries and other investee, net	$22,904	$23,063	$23,645
	22,904	23,063	23,645
Expenses:
General and administrative	8,390	7,419	7,437
Other expenses	44	—	—
Income before interest and financial income (expenses)	14,470	15,644	16,208
Interest and other financial income	14,531	14,314	1,577
Interest and other financial expenses	(23,924)	(25,106)	(23,641)
Income (loss) before income taxes	5,077	4,852	(5,856)
Income tax benefit (expense)	4,721	(249)	3,579
Equity income from subsidiaries	11,047	29,766	74,024
Net income	$20,845	$34,369	$71,747
Series A redeemable preferred stock dividends	(5,750)	(5,750)	(5,750)
Net income attributable to common shareholders	$15,095	$28,619	$65,997

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$20,845	$34,369	$71,747
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity income from subsidiaries	(11,047)	(29,766)	(74,024)
Deferred income taxes	(3,320)	298	(164)
Amortization of deferred financing costs and debt discount	831	785	759
Foreign currency loss and interest related to intercompany balances	—	—	1,693
Gain from issuance of shares as payment of deferred consideration related to business acquisition	(2,681)	—	—
Share-based compensation	1,693	1,172	955
Fair value adjustment of financial liabilities	(11,338)	(10,520)	(887)
Other operating activities, net	—	(116)	—
Changes in assets and liabilities:
Decrease (increase) in other current assets	24,679	4,856	(11,542)
Increase (decrease) in other current liabilities	1,193	(2,910)	6,752
Net cash provided by (used in) operating activities	20,855	(1,832)	(4,711)
Cash flows from investing activities:
Repayments of loans to subsidiaries and other investees	—	—	40,000
Distribution from subsidiary	—	—	28,109
Net cash provided by investing activities	—	—	68,109
Cash flows from financing activities:
Common stock repurchased	(31,989)	(33,694)	(40,042)
Dividends paid on common stock	(14,015)	(14,272)	(10,893)
Dividends paid on redeemable preferred stock	(5,750)	(5,750)	(5,750)
Loans from investees	30,000	—	—
Payment of Ares Put Option	—	(9,808)	—
Repayment of long-term debt	(1,184)	(1,145)	(1,500)
Net cash used in financing activities	(22,938)	(64,669)	(58,185)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,083)	(66,501)	5,213
Cash and cash equivalents, beginning of year	27,220	93,721	88,508
Cash and cash equivalents, end of year	$25,137	$27,220	$93,721

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed Statements of Cash Flows (cont’d)

(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Supplementary cash flow information:
Cash received for interest	$23,575	$25,623	$26,028
Cash paid for interest	23,084	23,089	24,610
Cash paid for taxes	—	—	735
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	1,101	671	1,145
Issuance of shares as payment of deferred consideration related to business acquisition	22,319	—	—

The accompanying notes are an integral part of the condensed financial statements.

ARKO Corp. (Parent Company Only)

Notes to Condensed Financial Statements

1. General

The condensed financial statements represent the financial information required by SEC Regulation S-X Rule 5-04 for ARKO Corp. (the “Company”), which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2024, the Company’s restricted net assets of its consolidated subsidiary, GPM Investments, LLC (“GPM”), were approximately $733.7 million and exceeded 25% of the Company’s total consolidated net assets. The primary restrictions as of December 31, 2024 were driven by GPM’s financing agreement with PNC which restrict the transfer of non-cash assets from GPM to the Company. This financing agreement also includes restrictions on distributions according to which, among other things, GPM’s ability to distribute is subject to certain conditions as defined in the underlying agreement. For more information about GPM’s financing agreement with PNC, refer to Note 12 to the consolidated financial statements.

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