Form 10-Q
period 2025-03-31
ARKO Corp.
filed 2025-05-08
CIK 1823794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025.

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

As of May 6, 2025, the registrant had 113,954,878 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q, and described from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update forward-looking statements, except to the extent required by applicable law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•
changes in economic conditions, tax or trade policies, and consumer confidence in the United States;
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

Item 1. Financial Statements

ARKO Corp.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$265,420	$261,758
Restricted cash	24,117	30,650
Short-term investments	5,665	5,330
Trade receivables, net	110,046	95,832
Inventory	220,650	231,225
Other current assets	93,332	97,413
Total current assets	719,230	722,208
Non-current assets:
Property and equipment, net	744,524	747,548
Right-of-use assets under operating leases	1,366,100	1,386,244
Right-of-use assets under financing leases, net	155,360	157,999
Goodwill	299,973	299,973
Intangible assets, net	176,755	182,355
Equity investment	3,029	3,009
Deferred tax asset	83,075	67,689
Other non-current assets	54,509	53,633
Total assets	$3,602,555	$3,620,658
Liabilities
Current liabilities:
Long-term debt, current portion	$14,011	$12,944
Accounts payable	196,847	190,212
Other current liabilities	167,337	159,239
Operating leases, current portion	73,250	71,580
Financing leases, current portion	11,486	11,515
Total current liabilities	462,931	445,490
Non-current liabilities:
Long-term debt, net	866,097	868,055
Asset retirement obligation	87,712	87,375
Operating leases	1,390,419	1,408,293
Financing leases	209,536	211,051
Other non-current liabilities	230,634	223,528
Total liabilities	3,247,329	3,243,792
Commitments and contingencies - see Note 11
Series A redeemable preferred stock (no par value) - authorized: 1,000,000 shares; issued and outstanding: 1,000,000 and 1,000,000 shares, respectively; redemption value: $100,000 and $100,000, in the aggregate, respectively	100,000	100,000
Shareholders' equity:
Common stock (par value $0.0001) - authorized: 400,000,000 shares; issued: 131,595,232 and 130,153,836 shares, respectively; outstanding: 115,437,127 and 115,771,318 shares, respectively	12	12
Treasury stock, at cost - 16,158,105 and 14,382,518 shares, respectively	(113,514)	(106,123)
Additional paid-in capital	280,017	276,681
Accumulated other comprehensive income	9,119	9,119
Retained earnings	79,592	97,177
Total shareholders' equity	255,226	276,866
Total liabilities, redeemable preferred stock and equity	$3,602,555	$3,620,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Fuel revenue [1]	$1,446,916	$1,631,332
Merchandise revenue	354,485	414,655
Other revenues, net	27,504	26,467
Total revenues	1,828,905	2,072,454
Operating expenses:
Fuel costs [1]	1,325,056	1,502,302
Merchandise costs	236,915	279,737
Site operating expenses	199,981	218,931
General and administrative expenses	41,613	42,158
Depreciation and amortization	34,887	31,716
Total operating expenses	1,838,452	2,074,844
Other expenses, net	2,217	2,476
Operating loss	(11,764)	(4,866)
Interest and other financial income	9,475	22,014
Interest and other financial expenses	(23,326)	(24,471)
Loss before income taxes	(25,615)	(7,323)
Income tax benefit	12,922	6,707
Income from equity investment	21	22
Net loss attributable to ARKO Corp.	$(12,672)	$(594)
Series A redeemable preferred stock dividends	(1,418)	(1,414)
Net loss attributable to common shareholders	$(14,090)	$(2,008)
Net loss per share attributable to common shareholders – basic and diluted	$(0.12)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	115,883	117,275
Supplemental information:
[1] Includes excise tax of:	$259,900	$272,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Changes in Equity

(Unaudited, in thousands, except share data)

	Common Stock		Treasury	Additional	Accumulated Other	Retained	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	Earnings	Shareholders' Equity	Controlling Interests	Total Equity
Balance at January 1, 2024	116,171,208	$12	$(74,134)	$245,007	$9,119	$96,097	$276,101	$16	$276,117
Share-based compensation	—	—	—	3,329	—	—	3,329	—	3,329
Transactions with non-controlling interests	—	—	—	(2,984)	—	—	(2,984)	(16)	(3,000)
Dividends on redeemable preferred stock	—	—	—	—	—	(1,414)	(1,414)	—	(1,414)
Dividends declared (3 cents per share)	—	—		—	—	(3,596)	(3,596)	—	(3,596)
Common stock repurchased	(5,273,335)	—	(31,921)	—	—	—	(31,921)	—	(31,921)
Vesting and settlement of restricted share units	1,427,973	—	—	—	—	—	—	—	—
Issuance of shares	3,417,915	—	—	22,319	—	—	22,319	—	22,319
Net loss	—	—	—	—	—	(594)	(594)	—	(594)
Balance at March 31, 2024	115,743,761	$12	$(106,055)	$267,671	$9,119	$90,493	$261,240	$—	$261,240

Balance at January 1, 2025	115,771,318	$12	$(106,123)	$276,681	$9,119	$97,177	$276,866	$—	$276,866
Share-based compensation	—	—	—	3,336	—	—	3,336	—	3,336
Dividends on redeemable preferred stock	—	—	—	—	—	(1,418)	(1,418)	—	(1,418)
Dividends declared (3 cents per share)	—	—	—	—	—	(3,495)	(3,495)	—	(3,495)
Common stock repurchased	(1,775,587)	—	(7,391)	—	—	—	(7,391)	—	(7,391)
Vesting and settlement of restricted share units	1,441,396	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(12,672)	(12,672)	—	(12,672)
Balance at March 31, 2025	115,437,127	$12	$(113,514)	$280,017	$9,119	$79,592	$255,226	$—	$255,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(12,672)	$(594)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,887	31,716
Deferred income taxes	(15,386)	(10,075)
Loss on disposal of assets and impairment charges	1,528	2,664
Foreign currency loss	16	27
Gain from issuance of shares as payment of deferred consideration related to business acquisition	—	(2,681)
Gain from settlement related to business acquisition	—	(6,356)
Amortization of deferred financing costs and debt discount	664	664
Amortization of deferred income	(4,990)	(1,946)
Accretion of asset retirement obligation	608	616
Non-cash rent	3,307	3,484
Charges to allowance for credit losses	217	327
Income from equity investment	(21)	(22)
Share-based compensation	3,336	3,329
Fair value adjustment of financial assets and liabilities	(7,059)	(10,772)
Other operating activities, net	20	624
Changes in assets and liabilities:
Increase in trade receivables	(14,431)	(24,304)
Decrease in inventory	10,575	188
Decrease in other assets	5,325	5,095
Increase in accounts payable	6,694	21,347
Increase (decrease) in other current liabilities	17,370	(4,152)
Decrease in asset retirement obligation	(317)	(55)
Increase in non-current liabilities	13,731	3,631
Net cash provided by operating activities	$43,402	$12,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from investing activities:
Purchase of property and equipment	$(27,392)	$(29,228)
Proceeds from sale of property and equipment	473	2,039
Prepayment for acquisition	—	(1,000)
Loans to equity investment, net	15	14
Net cash used in investing activities	(26,904)	(28,175)
Cash flows from financing activities:
Receipt of long-term debt, net	—	41,588
Repayment of debt	(5,690)	(6,635)
Principal payments on financing leases	(1,380)	(1,135)
Early settlement of deferred consideration related to business acquisition	—	(17,155)
Common stock repurchased	(7,382)	(31,921)
Dividends paid on common stock	(3,495)	(3,596)
Dividends paid on redeemable preferred stock	(1,418)	(1,414)
Net cash used in financing activities	(19,365)	(20,268)
Net decrease in cash and cash equivalents and restricted cash	(2,867)	(35,688)
Effect of exchange rate on cash and cash equivalents and restricted cash	(4)	(19)
Cash and cash equivalents and restricted cash, beginning of period	292,408	241,421
Cash and cash equivalents and restricted cash, end of period	$289,537	$205,714
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of period	$261,758	$218,120
Restricted cash, beginning of period	30,650	23,301
Cash and cash equivalents and restricted cash, beginning of period	$292,408	$241,421
Cash and cash equivalents, end of period	$265,420	$184,480
Restricted cash, end of period	24,117	21,234
Cash and cash equivalents and restricted cash, end of period	$289,537	$205,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2025	2024
Supplementary cash flow information:
Cash received for interest	$2,364	$1,650
Cash paid for interest	16,078	16,724
Cash received for taxes	292	268
Cash paid for taxes	—	648
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	$3,217	$3,073
Purchases of equipment in accounts payable and accrued expenses	7,928	11,775
Purchase of property and equipment under leases	1,235	10,586
Disposals of leases of property and equipment	348	9,100
Issuance of shares as payment of deferred consideration related to business acquisition	—	22,319

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

The Company’s operations are primarily performed by its wholly owned subsidiary, GPM Investments, LLC, a Delaware limited liability company (“GPM”). Formed in 2002, GPM is engaged directly and through fully owned and controlled subsidiaries in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations. GPM is also engaged in wholesale activity, which includes the supply of fuel to gas stations operated by third-parties and, in fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites. As of March 31, 2025, GPM’s activity included the operation of 1,329 retail convenience stores, the supply of fuel to 1,961 gas stations operated by dealers and the operation of 280 cardlock locations, in the District of Columbia and throughout more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

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

Interim Financial Statements

The accompanying condensed consolidated financial statements (“interim financial statements”) as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited and have been prepared in accordance with U.S. GAAP for interim financial information and Regulation S-X set forth by the Securities and Exchange Commission (the “SEC”) for interim reporting. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying interim financial statements. However, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Therefore, the interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “annual financial statements”).

The same significant accounting policies, presentation and methods of computation have been followed in these interim financial statements as were applied in the preparation of the annual financial statements.

Accounting Periods

The Company’s fiscal periods end on the last day of the month, and its fiscal year ends on December 31. This results in the Company experiencing fluctuations in current assets and current liabilities due to purchasing and payment patterns which change based upon the day of the week. As a result, working capital can change from period to period not only due to changing business operations, but also due to a change in the day of the week on which a period ends. The Company earns a disproportionate amount of its annual operating income in the second and third quarters as a result of the generally favorable climate and seasonal buying patterns of its customers.

Use of Estimates

In the preparation of interim financial statements, management may make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include right-of-use assets and lease liabilities; impairment of goodwill, intangible, right-of-use and fixed assets; environmental assets and liabilities; deferred tax assets; and asset retirement obligations.

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

An asset is recognized related to the costs incurred to obtain a contract (e.g. sales commissions) if the costs are specifically identifiable to a contract, the costs will result in enhancing resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. These capitalized costs were approximately $7.0 million and $6.7 million as of March 31, 2025 and December 31, 2024, respectively, and are recorded as a part of other current assets and other non-current assets on the condensed consolidated balance sheets and amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. Amortization expense for each of the three months ended March 31, 2025 and 2024 was $0.4 million, and was included in fuel costs on the condensed consolidated statements of operations. The Company expenses the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

The Company recognizes a contract asset when making upfront incentive payments to dealers. Certain of the upfront consideration represents a prepaid incentive, as these payments are not made for distinct services provided by the dealer. Others represent payments of equipment installed at a dealer location. The prepaid incentives were approximately $44.9 million and $43.8 million as of March 31, 2025 and December 31, 2024, respectively, and are recorded as a part of other current assets and other non-current assets on the condensed consolidated balance sheets and amortized as a reduction of revenue over the term of the specific agreement. Amortization expense for the three months ended March 31, 2025 and 2024 was $1.4 million and $1.1 million, respectively.

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

Certain fuel and sales taxes are invoiced by fuel suppliers or collected from customers and remitted to governmental agencies either directly, or through suppliers, by the Company. Whether these taxes are presented on a gross or net basis is dependent on whether the Company is acting as a principal or agent in the sales transaction. Fuel excise taxes are presented on a gross basis for fuel sales because the Company acts as the primary obligor, has pricing latitude, and is exposed to inventory and credit risks.

Refer to Note 10 for disclosure of the revenue disaggregated by segment and product line, as well as a description of the reportable segment operations.

3. Debt

The components of debt were as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Senior Notes	$445,474	$445,263
M&T debt	54,435	57,380
Capital One Line of Credit	376,315	375,951

Insurance premium notes	3,884	2,405
Total debt, net	$880,108	$880,999
Less current portion	(14,011)	(12,944)
Total long-term debt, net	$866,097	$868,055

4. Leases

As of March 31, 2025, the Company leased 1,100 of its retail convenience stores, 369 dealer locations, 154 cardlock locations, former store locations, and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years. Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges and fuel dispensers.

The components of lease cost recorded on the condensed consolidated statements of operations were as follows:

	For the Three Months Ended March 31,
	2025	2024
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$2,511	$2,452
Interest on lease liabilities	4,267	4,300
Operating lease costs included in site operating expenses	47,957	46,675
Operating lease costs included in general and administrative expenses	533	538
Lease cost related to variable lease payments, short-term leases and leases of low value assets	600	628
Right-of-use asset impairment charges and loss (gain) on disposals of leases, net	685	1,536
Total lease costs	$56,553	$56,129

5. Financial Derivative Instruments

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

As of March 31, 2025 and December 31, 2024, the Company had fuel futures contracts to hedge approximately 2.3 million gallons and 2.9 million gallons, respectively, of diesel fuel for which the Company had a firm commitment to purchase. As of March 31, 2025 and December 31, 2024, the Company had an asset derivative with a fair value of approximately $0.1 million and $0.3 million, respectively, recorded in other current assets and a firm commitment with a fair value of approximately $0.1 million and $0.3 million, respectively, recorded in other current liabilities on the condensed consolidated balance sheets.

As of March 31, 2025 and December 31, 2024, there was $0.1 million and $0.3 million, respectively, of cash collateral provided to counterparties that was classified as restricted cash on the condensed consolidated balance sheets. All cash flows associated with purchasing and selling fuel derivative instruments are classified as other operating activities, net in the condensed consolidated statements of cash flows.

6. Equity

Dividends

The Company’s board of directors (the “Board”) declared, and the Company paid, dividends of $0.03 per share of common stock on March 21, 2025, totaling approximately $3.5 million for the three months ended March 31, 2025. The amount and timing of dividends payable on the common stock are within the sole discretion of the Board, which will evaluate dividend payments within the context of the Company’s overall capital allocation strategy on an ongoing basis, giving consideration to its current and forecasted earnings, financial condition, cash requirements and other factors. As a result of the aggregate amount of dividends paid on the common stock through March 31, 2025, the conversion price of the Company’s Series A convertible preferred stock has been adjusted from $12.00 to $11.64 per share, as were the threshold share prices in the Additional Deferred Shares agreement (as defined in Note 9). The Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on May 30, 2025 to stockholders of record as of May 19, 2025.

Share Repurchase Plan

In February 2022, the Board authorized a share repurchase program, which it subsequently increased in May 2023 and May 2024, to provide for the repurchase up to an aggregate of $125 million of outstanding shares of common stock. The share repurchase program does not have an expiration date. During the three months ended March 31, 2025, the Company repurchased approximately 1.3 million shares of common stock under the share repurchase program for approximately $5.2 million, or an average price of $4.01 per share. As of March 31, 2025, there was $20.5 million remaining under the share repurchase program.

7. Share-Based Compensation

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

Stock Options

During the three months ended March 31, 2025, 287 thousand stock options vested. There was no other activity related to stock options during the three months ended March 31, 2025.

As of March 31, 2025, total unrecognized compensation cost related to unvested stock options was approximately $0.4 million, which is expected to be recognized over a weighted average period of approximately 0.9 years.

Restricted Stock Units and Performance-based Restricted Stock Units

The following table summarizes share activity related to RSUs and performance-based RSUs (“PSUs”):

	RSUs and PSUs	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested RSUs and PSUs, December 31, 2024	4,612	$6.89
Granted	3,546	4.60
Released	(1,454)	7.89
Forfeited	(1)	8.49
Nonvested RSUs and PSUs, March 31, 2025	6,703	$5.45

During the three months ended March 31, 2025, 13 thousand RSUs were issued to non-employee directors. These awards are included in the table above under RSUs as both granted and released units. There were 485 thousand and 472 thousand RSUs issued to non-employee directors outstanding as of March 31, 2025 and December 31, 2024, respectively.

In the three months ended March 31, 2025, the Company granted 2.1 million PSUs, which, subject to achieving certain performance criteria, could result in the issuance of a number of shares of common stock equal to up to 150% of the number of PSUs granted, net of PSUs forfeited. The PSUs were awarded to certain employees and cliff vest at the end of a one or three-year period, subject to the achievement of specific performance criteria measured over such period. The number of PSUs that will ultimately vest is contingent upon the recipient continuing to be in the continuous service of the Company and related entities through the last day of the performance period or the applicable vesting date and a certification by the Compensation Committee of the Board that the applicable performance criteria have been met.

For certain of the RSUs and PSUs granted in the three months ended March 31, 2025, the Company has agreed to issue a capped number of incremental shares to the recipients if the Company’s stock price on the vesting dates of such awards is below a certain threshold price (written put options components). These awards were classified as equity instruments and valued based on the fair market value of the underlying stock together with the net fair value of the written put options on the grant date.

The Company assesses the probability of achieving the performance criteria on a quarterly basis. In the first quarter of 2025, the Compensation Committee of the Board determined that the performance criteria for the performance period ended December 31, 2024 had been met and certified that the percentage of PSUs that vested with respect to the target amount for the 2022 PSU grants was 75%. For PSUs with market conditions, the Company records compensation expense based on the grant date fair value, recognized ratably over the performance and vesting periods of these awards.

The fair value of RSUs and PSUs released during the three months ended March 31, 2025 was approximately $6.6 million.

As of March 31, 2025, total unrecognized compensation cost related to RSUs and PSUs was approximately $28.1 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.

Share-Based Compensation Cost

Total share-based compensation cost recorded for employees and members of the Board for each of the three months ended March 31, 2025 and 2024 was $3.3 million and included in general and administrative expenses on the condensed consolidated statements of operations.

8. Earnings per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	For the Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss attributable to common stockholders	$(14,090)	$(2,008)
Weighted average common shares outstanding — Basic and Diluted	115,883	117,275
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.12)	$(0.02)

The following potential shares of common stock have been excluded from the computation of diluted net loss per share because their effect would have been antidilutive:

	As of March 31,
	2025	2024
	(in thousands)
Stock options	1,306	1,306
Ares warrants	1,100	1,100
Public and Private warrants	17,333	17,333
Series A redeemable preferred stock	8,591	8,503
RSUs and PSUs	7,188	5,287

9. Fair Value Measurements and Financial Instruments

The fair value of cash and cash equivalents, restricted cash, short-term investments, trade receivables, accounts payable and other current liabilities approximated their carrying values as of March 31, 2025 and December 31, 2024 primarily due to the short-term maturity of these instruments. On October 21, 2021, the Company completed a private offering of $450 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”). Based on market trades of the Senior Notes close to March 31, 2025 and December 31, 2024 (Level 1 fair value measurement), the fair value of the Senior Notes was estimated at approximately $365.0 million and $411.1 million, respectively, compared to a gross carrying value of $450 million at both March 31, 2025 and December 31, 2024. The fair values of the other long-term debt approximated their respective carrying values as of March 31, 2025 and December 31, 2024 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of fuel futures contracts was determined using NYMEX quoted values.

The contingent consideration from the acquisition of the business of Empire Petroleum Partners, LLC in 2020 is measured at fair value at the end of each reporting period and amounted to $3.8 million and $3.7 million as of March 31, 2025 and December 31, 2024, respectively. The fair value methodology for the contingent consideration liability is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. Approximately $0.1 million was recorded as components of interest and other financial expenses on the condensed consolidated statements of operations for the change in the fair value of the contingent consideration for each of the three months ended March 31, 2025 and 2024, and approximately $0.07 million and $(0.02) million of income (expenses) were recorded as components of other expenses, net on the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively.

The public warrants to purchase the Company’s common stock (the “Public Warrants”), of which approximately 14.8 million were outstanding as of March 31, 2025, are measured at fair value at the end of each reporting period and amounted to $0.9 million and $6.7 million as of March 31, 2025 and December 31, 2024, respectively. The fair value methodology for the Public Warrants is categorized as Level 1. Approximately $5.8 million and $9.0 million were recorded as components of interest and other financial income on the condensed consolidated statements of operations for the change in the fair value of the Public Warrants for the three months ended March 31, 2025 and 2024, respectively.

The private warrants to purchase the Company’s common stock (the “Private Warrants”), of which approximately 2.5 million were outstanding as of March 31, 2025, are measured at fair value at the end of each reporting period and amounted to $0.1 million and $1.0 million as of March 31, 2025 and December 31, 2024, respectively. The fair value methodology for the Private Warrants is categorized as Level 2 because certain inputs for the valuation methodology are unobservable and significant to the fair value adjustment. The Private Warrants have been recorded at fair value based on a Black-Scholes option pricing model with the following material assumptions based on observable and unobservable inputs:

March 31, 2025
Expected term (in years)	0.7
Expected dividend rate	3.0%
Volatility	67.2%
Risk-free interest rate	4.1%
Strike price	$11.50

For the change in the fair value of the Private Warrants, approximately $0.9 million and $1.5 million were recorded as components of interest and other financial income on the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively.

The founders of Haymaker (as defined in Note 10 to the annual financial statements) will be entitled to up to 200 thousand shares of common stock to be issued subject to the number of incremental shares of common stock issued to the holders of the Series A redeemable preferred stock not being higher than certain thresholds (the “Additional Deferred Shares”). The Additional Deferred Shares are measured at fair value at the end of each reporting period and amounted to $0.7 million and $1.1 million as of March 31, 2025 and December 31, 2024, respectively. The fair value methodology for the Additional Deferred Shares is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Additional Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

March 31, 2025
Expected term (in years)	2.2
Volatility	49.1%
Risk-free interest rate	3.9%
Stock price	$3.95

For the change in the fair value of the Additional Deferred Shares, approximately $0.4 million was recorded as components of interest and other financial income on the condensed consolidated statements of operations for each of the three months ended March 31, 2025 and 2024.

10. Segment Reporting

The reportable segments were determined based on information reviewed by the Company’s chief operating decision maker (“CODM”) for operational decision-making purposes, and the segment information is prepared on the same basis on which the

CODM reviews such financial information. The Company’s reportable segments are retail, wholesale, fleet fueling and GPMP. The CODM utilizes operating income from each segment to assess its operating performance and to make decisions about allocating resources to each segment. Arie Kotler, the Company’s President, Chief Executive Officer and Chairman of the Board is the CODM.

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

The wholesale segment supplies fuel to dealers, sub-wholesalers and bulk and spot purchasers, on either a cost plus or consignment basis. For consignment arrangements, the Company retains ownership of the fuel inventory at the site, is responsible for the pricing of the fuel to the end consumer and shares the gross profit with the dealers.

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

The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown; however, the fuel costs in the retail, wholesale and fleet segments exclude the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel.

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

Inter-segment transactions primarily included the distribution of fuel by GPMP to substantially all of GPM’s sites that sell fuel (both in the retail and wholesale segments) and charges by GPMP primarily to sites that sell fuel in the fleet fueling segment which are not supplied by GPMP. The effect of these inter-segment transactions was eliminated in the interim financial statements.

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended March 31, 2025	(in thousands)
Revenues
Fuel revenue	$690,686	$629,492	$118,406	$496	$7,836	$1,446,916
Merchandise revenue	354,485	—	—	—	—	354,485
Other revenues, net	14,547	10,352	2,118	155	332	27,504
Total revenues from external customers	$1,059,718	$639,844	$120,524	$651	$8,168	$1,828,905
Inter-segment revenues	$—	$—	$—	$940,531	$5,085	$945,616

Fuel costs	$605,413	$609,445	$103,104	$916,588
Merchandise costs	236,915
Salaries and wages	71,668
Credit card fees	19,416	1,669	1,045
Rent	33,838	8,656	2,854
Repairs and maintenance	15,659	991	918
Other segment expenses	36,658	453	1,611	2,668	13,085
Operating income from segments	$40,151	$18,630	$10,992	$21,926	$168	$91,867
Interest and other financial expenses, net				$(7,478)		$(7,478)
Income from equity investment					$21	$21

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended March 31, 2024	(in thousands)
Revenues
Fuel revenue	$824,428	$664,514	$132,193	$1,205	$8,992	$1,631,332
Merchandise revenue	414,655	—	—	—	—	414,655
Other revenues, net	16,679	6,858	2,385	207	338	26,467
Total revenues from external customers	$1,255,762	$671,372	$134,578	$1,412	$9,330	$2,072,454
Inter-segment revenues	$—	$—	$—	$1,102,541	$5,253	$1,107,794

Fuel costs	$731,495	$643,784	$118,277	$1,077,821
Merchandise costs	279,737
Salaries and wages	82,523
Credit card fees	21,747	1,870	1,082
Rent	35,489	5,686	2,706
Repairs and maintenance	16,484	740	1,250
Other segment expenses	41,774	1,003	1,505	2,805	14,478
Operating income from segments	$46,513	$18,289	$9,758	$23,327	$105	$97,992
Interest and other financial expenses, net				$(6,528)		$(6,528)
Income from equity investment					$22	$22

A reconciliation of operating income from reportable segments to consolidated loss before income taxes on the condensed consolidated statements of operations was as follows:

	For the Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating income from reportable segments	$91,699	$97,887
All other operating income	168	105
Intercompany charges by GPMP [1]	(24,437)	(25,963)
Interest and other financial expenses, net	(7,478)	(6,528)
Amounts not allocated to segments:
Site operating expenses	(3,145)	(3,350)
General and administrative expenses	(40,785)	(41,197)
Depreciation and amortization	(33,047)	(29,872)
Other expenses, net	(2,217)	(2,476)
Interest and other financial (expenses) income, net	(6,373)	4,071
Loss before income taxes	$(25,615)	$(7,323)

1 Represents the estimated fixed margin or fixed fee (currently 5.0 cents per gallon) paid to GPMP for the cost of fuel and recorded by GPMP as inter-segment revenues.

11. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is subject to certain federal and state environmental laws and regulations associated with sites at which it stores and sells fuel and other fuel products, as well as at owned and leased locations leased or subleased to dealers. As of March 31, 2025 and December 31, 2024, environmental obligations totaled $10.9 million and $11.3 million, respectively. These amounts were recorded as other current and non-current liabilities on the condensed consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or changes in federal and/or state environmental regulations.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle it to be reimbursed for remediation costs. Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $6.4 million and $6.5 million as of March 31, 2025 and December 31, 2024, respectively, and were recorded as other current and non-current assets on the condensed consolidated balance sheets.

Asset Retirement Obligation

As part of the fuel operations at its retail convenience stores and proprietary cardlock locations, at most of the other owned and leased locations leased to dealers, certain other dealer locations and third-party cardlock locations, there are aboveground and underground storage tanks for which the Company is responsible. The future cost to remove a storage tank is recognized over the estimated remaining useful life of the storage tank, or if sooner, the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a storage tank is installed. The estimated liability is based upon historical experience in removing storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The Company has recorded an asset retirement obligation of $88.3 million and $88.1 million at March 31, 2025 and December 31, 2024, respectively. The current portion of the asset retirement obligation is included in other current liabilities on the condensed consolidated balance sheets.

Program Agreement

Under and subject to the terms of the Program Agreement with Blue Owl (both as defined in Note 8 to the annual financial statements), Blue Owl had agreed, from May 2, 2023 through September 30, 2025, to purchase up to $1.0 billion of convenience store and gas station real property, cardlock locations and, subject to Blue Owl’s consent, other types of real property that GPM or an affiliate thereof may acquire. In March 2025, the Program Agreement terminated in accordance with its terms.

Potential Wage and Hour Collective Action

On March 21, 2025, the Company and a law firm representing store managers in multiple states entered into a term sheet, pursuant to which the Company, without admitting any liability, agreed to settle allegations claiming that the Company violated the Fair Labor Standards Act and state laws by classifying certain store managers as exempt from overtime.

The settlement is subject to the parties executing a formal settlement agreement, filing of a complaint for a collective action in court along with the settlement agreement, and court approval of the proposed settlement. Assuming the court approves such settlement agreement and settlement, the amount payable by the Company will depend on how many of the store managers opt into the collective action. The ultimate resolution of the matter including settlement fees to employees, attorneys fees, employer taxes and administrative costs, which is expected to occur within the next 12 months, could result in an additional loss of up to $1.2 million in excess of the approximately $2.0 million accrued related to this matter, which was included in general and administrative expenses on the condensed consolidated statements of operations for the three months ended March 31, 2025.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read this discussion together with the unaudited Condensed Consolidated Financial Statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q together with our audited consolidated financial statements, related notes, and other information contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part I, Item 1A of the Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q and as described from time to time in our other filings with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Based in Richmond, VA, we are a leading independent convenience store operator and, as of March 31, 2025, we were one of the largest convenience store chains in the United States (“U.S.”) ranked by store count, operating 1,329 retail convenience stores. As of March 31, 2025, we also supplied fuel to 1,961 dealers locations and operated 280 cardlock locations (unstaffed fueling locations). We are well diversified geographically and, as of March 31, 2025, operated in the District of Columbia and more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern U.S.

Our retail segment includes the operation of a chain of retail stores, which includes convenience stores selling fuel products and merchandise to retail customers, from which we generate a significant portion of our revenue and a large proportion of our profitability. As of March 31, 2025, we operated the stores under more than 25 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, Corner Mart, Dixie Mart, ExpressStop, E-Z Mart®, fas mart®, fastmarket®, Flash Market, Handy Mart, Jetz, Jiffi Stop®, Jiffy Stop, Li’l Cricket, Market Express, Next Door Store®, Pride, Roadrunner Markets, Rose Mart, Rstore, Scotchman®, shore stop®, Speedy’s, SpeedyQ, Town Star, Uncle’s, Village Pantry® and Young’s. We focus our marketing and merchandising initiatives at our retail stores on offering our customers an assortment of products with an attractive value proposition. Our retail offering includes a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. We have foodservice offerings at approximately 1,130 stores, which include hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We supplement our foodservice offering with approximately 110 quick service major national brand restaurants. Relevant and delicious food offerings are a key strategic priority for us, and we expect to maintain a high degree of focus on frozen grab-n-go and enhanced hot food capabilities. Additionally, we provide a number of traditional convenience store services, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate revenues from car washes at approximately 70 of our locations.

We had approximately 2.32 million enrolled members in our fas REWARDS® loyalty program at the end of the first quarter of 2025, representing an increase of 10.9% from the end of the first quarter of 2024. Our fas REWARDS® loyalty program is available in the majority of our stores and offers enrolled loyalty members in store exclusive promotional pricing, in-app member only deals not available without the app, as well as the ability to earn points that can be redeemed for either fuel or merchandise savings. Other in-app features include order and delivery, age verified offers on tobacco and alcohol, and a store locator with current gas prices at GPM stores nearby to members.

Our wholesale distribution of fuel, the sale of fuel at cardlock locations, and commissions earned from the sales of fuel using proprietary fuel cards that provide customers access to a nationwide network of fueling sites provide stable, ratable cash flows that, together with free cash flow from our retail segment, can be deployed to pursue accretive acquisitions and investments in our retail stores. The wholesale segment adds significant fuel volumes to our robust retail fuel sales, which we believe enhances our purchasing power for our entire platform, including our retail segment, and improves our competitiveness as an acquirer of choice.

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

Multi-Year Transformation Plan

We are currently continuing to develop and implement our Transformation Plan, which includes the following elements, among others:

(i)
Leveraging our unique, multi-segment operating model through more active conversion of retail stores within our retail segment to dealer sites within our wholesale segment. Following our review of our retail store portfolio, we have identified and expect to convert a meaningful number of retail locations to dealer sites, which we expect will yield greater profitability. Conversions of certain retail stores benefit both our dealers and us. Dealers are able to leverage their own scale by taking additional sites, while we realize higher profit from ongoing fuel supply agreements and rental income than from continuing to operate these stores in our retail segment. These conversions also will allow us to focus and better prioritize future investments in our remaining retail stores. During the three months ended March 31, 2025, we converted 59 retail stores to dealer sites, and we expect to convert a meaningful number of additional stores throughout 2025.
(ii)
Additional targeted capital allocation toward strategic sub-segments of our retail stores, with a goal of increasing traffic and improving profitability. These investments will be guided by a pilot program, the development of which was initiated in 2024, designed to enhance the customer experience and strengthen our value proposition. Elements of this program are expected to include an expanded and refined merchandise assortment across our store network, with a focus on food and an enhanced in-store experience. Our current foodservice offering, which varies by store, primarily consists of hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We have historically relied upon a limited number of franchised quick service restaurants and in-store delis to drive customer traffic. As a result, we believe that our under-penetration of foodservice presents an opportunity to expand foodservice offerings and margin in response to changing consumer behavior. The pilot program consists of seven stores within one of our regions, with plans for a region-wide rollout before, ultimately, the expansion of this program across our retail footprint. We started construction on one of the remodels in early May 2025 and expect to start work on the second remodel in the middle of May 2025.
(iii)
Increased focus on both our pricing and procurement strategies across our retail stores to support ongoing merchandise margin rate growth.

As we proceed with this Transformation Plan, we may incur associated non-recurring expenses, including personnel costs, divestiture costs, professional services fees, and losses on disposal of assets and impairment charges.

The following tables provide a history of our acquisitions, site conversions and site closings, including as part of our Transformation Plan, for the periods noted, for the retail, wholesale and fleet fueling segments:

	For the Three Months Ended March 31,
Retail Segment	2025	2024
Number of sites at beginning of period	1,389	1,543
Newly opened or reopened sites	2	1
Company-controlled sites converted to consignment or fuel supply locations, net	(59)	—
Sites closed, divested or converted to rentals	(3)	(4)
Number of sites at end of period	1,329	1,540

	For the Three Months Ended March 31,
Wholesale Segment [1]	2025	2024
Number of sites at beginning of period	1,922	1,825
Newly opened or reopened sites [2]	6	9
Consignment or fuel supply locations converted from Company-controlled sites, net	59	—
Closed or divested sites	(26)	(18)
Number of sites at end of period	1,961	1,816

1 Excludes bulk and spot purchasers.

2 Includes all signed fuel supply agreements irrespective of fuel distribution commencement date.

	For the Three Months Ended March 31,
Fleet Fueling Segment	2025	2024
Number of sites at beginning of period	280	298
Newly opened or reopened sites	1	—
Closed or divested sites	(1)	(2)
Number of sites at end of period	280	296

Trends Impacting Our Business

We achieved strong store growth over the last decade, driven primarily by a highly successful acquisition strategy, inclusive of 26 completed acquisitions from 2013 through March 31, 2025. Most recently, on April 9, 2024, we completed our acquisition of 21 SpeedyQ Markets convenience stores located in Michigan (the “SpeedyQ Acquisition”). Our strategic acquisitions, as well as the conversion of a meaningful number of retail locations to dealer sites, have had, and may continue to have, a significant impact on our reported results, which can make period to period comparisons of results difficult.

In the first quarter of 2025, we opened a Dunkin’ store and a fastmarket® location. Additionally, four NTI (new to industry) stores are in our development pipeline. We have started construction on three of these, with one store awaiting a final permit. These NTIs are expected to open in the second half of 2025.

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

Additionally, the significant increase in the rate of inflation in the U.S. in recent years and the effect of higher prevailing interest rates have increased merchandise cost and reduced consumer purchasing power. We have mitigated the impact of a portion of these higher costs on operating results with retail price increases. The persistence of, or increase in, inflation or high interest rates could negatively impact the demand for our products and services, including due to consumers reducing travel, which could reduce sales volumes. Because of recent and current labor market conditions and the prevailing wage rates in the markets in which we operate, we have increased wages, which has increased, and may continue to increase, our costs associated with recruiting and retaining qualified personnel. Additionally, any major changes in tax or trade policy between the U.S. and countries from which we or our suppliers source merchandise and other products for our sites, such as the imposition of additional tariffs or duties on imported products, could require us to take certain actions, including raising prices on products we sell and seeking alternative sources of supply. Further, any major changes could lead to significant cost increases and delays in opening remodeled or new convenience stores or other improvements to our sites.

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

Results of Operations for the three months ended March 31, 2025 and 2024

The period-to-period comparisons of our results of operations contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation have been prepared using our condensed consolidated interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Financial Statements”). The following discussion should be read in conjunction with the Quarterly Financial Statements. All figures for fuel costs, fuel contribution and fuel margin per gallon exclude the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel (intercompany charges by GPMP).

Consolidated Results

The table below shows our consolidated results for the three months ended March 31, 2025 and 2024, together with certain key metrics.

	For the Three Months Ended March 31,
	2025	2024
Revenues:	(in thousands)
Fuel revenue	$1,446,916	$1,631,332
Merchandise revenue	354,485	414,655
Other revenues, net	27,504	26,467
Total revenues	1,828,905	2,072,454
Operating expenses:
Fuel costs	1,325,056	1,502,302
Merchandise costs	236,915	279,737
Site operating expenses	199,981	218,931
General and administrative expenses	41,613	42,158
Depreciation and amortization	34,887	31,716
Total operating expenses	1,838,452	2,074,844
Other expenses, net	2,217	2,476
Operating loss	(11,764)	(4,866)
Interest and other financial expenses, net	(13,851)	(2,457)
Loss before income taxes	(25,615)	(7,323)
Income tax benefit	12,922	6,707
Income from equity investment	21	22
Net loss attributable to ARKO Corp.	$(12,672)	$(594)
Series A redeemable preferred stock dividends	(1,418)	(1,414)
Net loss attributable to common shareholders	$(14,090)	$(2,008)

Fuel gallons sold	490,340	519,313
Fuel margin, cents per gallon [1]	24.9	24.8
Merchandise contribution [2]	$117,570	$134,918
Merchandise margin [3]	33.2%	32.5%
Adjusted EBITDA [4]	$30,855	$33,165
Non-cash rent expense [5]	$3,307	$3,484

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

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024

For the three months ended March 31, 2025, fuel revenue decreased by $184.4 million, or 11.3%, compared to the first quarter of 2024. The decrease in fuel revenue was attributable primarily to a decrease in the average price of fuel compared to the first quarter of 2024 and fewer gallons sold in the first quarter of 2025 compared to the first quarter of 2024 due to a challenging macroeconomic environment, as well as severe weather conditions in January and February 2025 in certain of the markets in which we operate.

For the three months ended March 31, 2025, merchandise revenue decreased by $60.2 million, or 14.5%, compared to the first quarter of 2024, primarily due to a decrease in merchandise revenue from retail stores that we closed or converted to dealers in the trailing 12 month period and a decrease in same store merchandise revenues.

For the three months ended March 31, 2025, other revenues, net increased by $1.0 million, or 3.9%, compared to the first quarter of 2024, primarily due to the net impact of additional income from retail stores that we converted to dealers in the trailing 12 month period and additional revenue from the SpeedyQ Acquisition.

For the three months ended March 31, 2025, total operating expenses decreased by $236.4 million compared to the first quarter of 2024. Fuel costs decreased $177.2 million, or 11.8%, compared to the first quarter of 2024, and merchandise costs decreased $42.8 million, or 15.3%, compared to the first quarter of 2024, consistent with the reduction in fuel and merchandise revenues. For the three months ended March 31, 2025, site operating expenses decreased $19.0 million, or 8.7%, compared to the first quarter of 2024 due to a decrease in same store expenses, including lower personnel costs and credit card fees partially offset by higher snow removal expenses resulting from severe weather conditions in certain of the markets in which we operate, and expenses from retail stores that we closed or converted to dealers, slightly offset by incremental expenses as a result of the SpeedyQ Acquisition.

For the three months ended March 31, 2025, general and administrative expenses decreased $0.5 million, or 1.3%, compared to the first quarter of 2024.

For the three months ended March 31, 2025, depreciation and amortization expenses increased $3.2 million, or 10.0%, compared to the first quarter of 2024 primarily due to assets acquired in the trailing 12 month period.

For the three months ended March 31, 2025, other expenses, net decreased by $0.3 million, or 10.5%, compared to the first quarter of 2024 primarily due to fewer losses on disposal of assets and impairment charges, partially offset by greater acquisition and divestiture costs in the first quarter of 2025 compared to the first quarter of 2024.

For the three months ended March 31, 2025, operating loss was $11.8 million compared to $4.9 million for the three months ended March 31, 2024. The decrease was primarily due to lower same store merchandise and fuel contribution, partially offset by the benefit from retail stores that we closed or converted to dealers in the trailing 12 month period. Higher depreciation and amortization expenses also added to the increase in operating loss.

For the three months ended March 31, 2025, interest and other financial expenses, net increased by $11.4 million compared to the first quarter of 2024, primarily related to a decrease of $3.8 million in income recorded in the first quarter of 2025 compared to the prior year period for fair value adjustments related to the Public Warrants, Private Warrants and Additional Deferred Shares (each as defined in Note 9 to the Quarterly Financial Statements) and approximately $9.2 million recorded as financial income in the first quarter of 2024 related to the issuance of the shares as payment of deferred consideration and the settlement of deferred consideration related to the TEG acquisition, partially offset by higher interest income generated and lower average interest rates in the first quarter of 2025.

For the three months ended March 31, 2025, income tax benefit was $12.9 million compared to $6.7 million for the three months ended March 31, 2024.

For the three months ended March 31, 2025, net loss attributable to the Company was $12.7 million compared to $0.6 million for the three months ended March 31, 2024.

For the three months ended March 31, 2025, Adjusted EBITDA was $30.9 million compared to $33.2 million for the three months ended March 31, 2024. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net loss.

Segment Results

Disclosure of Incremental Contributions From Acquisitions

In the discussion of our segment results, we disclose certain information with respect to our acquisitions on an “incremental” basis. For example, incremental fuel gallons sold with respect to recent acquisitions. Incremental amounts or gallons related to such acquisitions reflect only the change (i.e. increase) in the contribution of the acquisitions between the referenced periods as they are not reflected yet in same store figures.

Retail Segment

The table below shows the results of the retail segment for the three months ended March 31, 2025 and 2024, together with certain key metrics for the segment.

	For the Three Months Ended March 31,
	2025	2024
Revenues:	(in thousands)
Fuel revenue	$690,686	$824,428
Merchandise revenue	354,485	414,655
Other revenues, net	14,547	16,679
Total revenues	1,059,718	1,255,762
Operating expenses:
Fuel costs [1]	605,413	731,495
Merchandise costs	236,915	279,737
Site operating expenses	177,239	198,017
Total operating expenses	1,019,567	1,209,249
Operating income	$40,151	$46,513
Fuel gallons sold	225,063	255,464
Same store fuel gallons sold decrease (%) [2]	(6.2%)	(6.7%)
Fuel contribution [3]	$85,273	$92,933
Fuel margin, cents per gallon [4]	37.9	36.4
Same store fuel contribution [2,3]	$83,027	$86,275
Same store merchandise sales decrease (%) [2]	(6.9%)	(4.1%)
Same store merchandise sales excluding cigarettes decrease (%) [2]	(5.2%)	(3.0%)
Merchandise contribution [5]	$117,570	$134,918
Merchandise margin [6]	33.2%	32.5%

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

For the Three Months Ended March 31, 2025
SpeedyQ [1]
(in thousands)
Date of Acquisition:	Apr 9, 2024
Revenues:
Fuel revenue	$9,220
Merchandise revenue	5,679
Other revenues, net	254
Total revenues	15,153
Operating expenses:
Fuel costs [2]	7,951
Merchandise costs	3,874
Site operating expenses	3,281
Total operating expenses	15,106
Operating income	$47
Fuel gallons sold	3,091
Fuel contribution [3]	$1,269
Merchandise contribution [4]	$1,805
Merchandise margin [5]	31.8%

1 Acquisition of 21 SpeedyQ retail stores.

2 Excludes the estimated fixed margin paid to GPMP for the cost of fuel.

3 Calculated as fuel revenue less fuel costs.

4 Calculated as merchandise revenue less merchandise costs.

5 Calculated as merchandise contribution divided by merchandise revenue.

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024

Retail Revenues

For the three months ended March 31, 2025, fuel revenue decreased by $133.7 million, or 16.2%, compared to the first quarter of 2024. The decrease in fuel revenue was attributable to a decrease in gallons sold at same stores of approximately 6.2%, or 14.6 million gallons, reflecting the challenging macroeconomic environment as well as severe weather conditions in January and February 2025 in certain of the markets in which we operate, and a $0.16 per gallon decrease in the average retail price of fuel in the first quarter of 2025 compared to the first quarter of 2024, primarily due to market factors. Retail stores which we closed or converted to dealers in the trailing 12 month period also negatively impacted gallons sold by 19.2 million gallons. Partially offsetting these decreases was an incremental 3.1 million gallons sold, or $9.2 million in fuel revenue, contributed by the SpeedyQ Acquisition.

For the three months ended March 31, 2025, merchandise revenue decreased by $60.2 million, or 14.5%, compared to the first quarter of 2024, primarily caused by a decline in customer transactions reflecting the challenging macroeconomic environment as well as severe weather conditions in January and February 2025 in certain of the markets in which we operate, and a decrease in merchandise revenue of $40.5 million from retail stores that we closed or converted to dealers in the trailing 12 month period. The SpeedyQ Acquisition contributed approximately $5.7 million of incremental merchandise revenue. Same store merchandise sales decreased $25.5 million, or 6.9%, for the first quarter of 2025 compared to the first quarter of 2024. More than half of the decline in same store merchandise revenue was caused by lower revenues from cigarettes.

For the three months ended March 31, 2025, other revenues, net decreased by $2.1 million, or 12.8%, compared to the first quarter of 2024, primarily due to a decrease of $1.4 million in same store other revenues principally due to reduced lottery commissions and a decrease in other revenues of $1.0 million from retail stores that we closed or converted to dealers in the trailing 12 month period, partially offset by additional income from the SpeedyQ Acquisition.

Retail Operating Income

For the three months ended March 31, 2025, fuel contribution decreased $7.7 million, or 8.2%, compared to the first quarter of 2024. The same store fuel contribution decrease of $3.2 million was partially offset by incremental fuel contribution from the SpeedyQ Acquisition of approximately $1.3 million. Fuel margin per gallon at same stores for the first quarter of 2025 increased to

37.9 cents per gallon from 36.9 cents per gallon for the first quarter of 2024. In addition, a decrease in fuel contribution of $5.8 million was related to retail stores that we closed or converted to dealers in the trailing 12 month period compared to the first quarter of 2024.

For the three months ended March 31, 2025, merchandise contribution decreased $17.3 million, or 12.9%, compared to the same period in 2024, while merchandise margin increased to 33.2% compared to 32.5% in the prior period. The decrease in merchandise contribution was due to a decrease in merchandise contribution of $12.8 million related to retail stores that we closed or converted to dealers in the trailing 12 month period and a decrease in same store merchandise contribution of approximately $6.6 million, partially offset by $1.8 million in incremental merchandise contribution from the SpeedyQ Acquisition. Same store merchandise contribution decreased in the first quarter of 2025 primarily due to lower contributions from several core destination categories and cigarettes. Same store merchandise margin was 33.2% in the first quarter of 2025 compared to 32.7% in the first quarter of 2024.

For the three months ended March 31, 2025, site operating expenses decreased $20.8 million, or 10.5%, compared to the three months ended March 31, 2024 primarily due $22.2 million of reduced expenses related to retail stores that we closed or converted to dealers in the trailing 12 month period, and a decrease in same store operating expenses of $2.3 million, or 1.4%, related to lower personnel costs and credit card fees partially offset by higher snow removal expenses resulting from severe weather conditions in certain of the markets in which we operate. These decreases were partially offset by $3.3 million of incremental expenses related to the SpeedyQ Acquisition.

Wholesale Segment

The table below shows the results of the wholesale segment for the three months ended March 31, 2025 and 2024, together with certain key metrics for the segment.

	For the Three Months Ended March 31,
	2025	2024
Revenues:	(in thousands)
Fuel revenue	$629,492	$664,514
Other revenues, net	10,352	6,858
Total revenues	639,844	671,372
Operating expenses:
Fuel costs [1]	609,445	643,784
Site operating expenses	11,769	9,299
Total operating expenses	621,214	653,083
Operating income	$18,630	$18,289
Fuel gallons sold – fuel supply locations	191,077	186,731
Fuel gallons sold – consignment agent locations	36,515	37,504
Fuel margin, cents per gallon [2] – fuel supply locations	6.0	6.2
Fuel margin, cents per gallon [2] – consignment agent locations	23.5	24.4

1 Excludes the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Note: Comparable wholesale sites exclude retail stores converted to dealers, until the first quarter in which these sites had a full quarter of wholesale activity in the prior year.

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024

Wholesale Revenues

For the three months ended March 31, 2025, fuel revenue decreased by $35.0 million, or 5.3%, compared to the first quarter of 2024, primarily due to a decrease in the average price of fuel in the first quarter of 2025 compared to the first quarter of 2024, partially offset by a 3.4 million, or 1.5%, increase in gallons sold. Of total gallons sold, the retail stores that we converted to dealers in the trailing 12 month period contributed 13.7 million gallons, which were partially offset by lower volumes at comparable wholesale sites.

Wholesale Operating Income

For the three months ended March 31, 2025, wholesale operating income increased $0.3 million, compared to the first quarter of 2024. Additional operating income from retail sites converted to dealers in the trailing 12 month period more than offset reduced operating income at comparable wholesale sites. An increase of approximately $3.5 million in other revenues, net, was partially offset by a decrease in fuel contribution of approximately $0.7 million and an increase in site operating expenses of $2.5 million in the first quarter of 2025 compared to the first quarter of 2024. The increase in other revenues, net and site operating expenses was primarily due to retail stores we converted to dealers in the trailing 12 month period.

At fuel supply locations, fuel contribution decreased by $0.1 million, and fuel margin per gallon also decreased for the first quarter of 2025 compared to the first quarter of 2024, due principally to lower volumes at comparable wholesale sites primarily due to severe weather conditions in January and February 2025 in certain of the markets in which we operate, which was partially offset by incremental contribution from the retail stores converted to dealers of $1.0 million.

At consignment agent locations, fuel contribution decreased $0.6 million, and fuel margin per gallon also decreased for the first quarter of 2025 compared to the first quarter of 2024, due to lower volumes at comparable wholesale sites primarily due to severe weather conditions in January and February 2025 in certain of the markets in which we operate, which was partially offset by the incremental contribution of $0.3 million from retail stores converted to dealers. Fuel margin per gallon also decreased due to a change in the composition of consignment agent locations compared to the first quarter of 2024.

Fleet Fueling Segment

The table below shows the results of the fleet fueling segment for the three months ended March 31, 2025 and 2024, together with certain key metrics for the segment.

	For the Three Months Ended March 31,
	2025	2024
Revenues:	(in thousands)
Fuel revenue	$118,406	$132,193
Other revenues, net	2,118	2,385
Total revenues	120,524	134,578
Operating expenses:
Fuel costs [1]	103,104	118,277
Site operating expenses	6,428	6,543
Total operating expenses	109,532	124,820
Operating income	$10,992	$9,758
Fuel gallons sold – proprietary cardlock locations	31,918	33,449
Fuel gallons sold – third-party cardlock locations	3,175	3,199
Fuel margin, cents per gallon [2] – proprietary cardlock locations	46.1	40.9
Fuel margin, cents per gallon [2] – third-party cardlock locations	18.7	7.7

1 Excludes the estimated fixed fee paid to GPMP for the cost of fuel.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024

Fleet Fueling Revenues

For the three months ended March 31, 2025, fuel revenue decreased by $13.8 million, or 10.4%, compared to first quarter of 2024. Fleet fueling revenues were negatively impacted by a 4.2% decrease in gallons sold due primarily to severe weather conditions in January and February 2025 in certain of the markets in which we operate, and a decrease in the average price of fuel in the first quarter of 2025 compared to the first quarter of 2024.

Fleet Fueling Operating Income

For the three months ended March 31, 2025, fuel contribution increased by $1.4 million compared to first quarter of 2024. At proprietary cardlocks, fuel contribution increased by $1.0 million, and fuel margin per gallon also increased for the first quarter of 2025 compared to the first quarter of 2024, primarily due to favorable diesel margins. At third-party cardlock locations, fuel contribution increased $0.4 million, and fuel margin per gallon also increased for the first quarter of 2025 compared to the first quarter of 2024, primarily due to the closure of underperforming third-party locations.

For the three months ended March 31, 2025, site operating expenses decreased $0.1 million compared to the three months ended March 31, 2024.

GPMP Segment

The table below shows the results of the GPMP segment for the three months ended March 31, 2025 and 2024, together with certain key metrics for the segment.

	For the Three Months Ended March 31,
	2025	2024
Revenues:	(in thousands)
Fuel revenue - inter-segment [1]	$937,818	$1,099,851
Fuel revenue - external customers	496	1,205
Other revenues, net	155	207
Other revenues, net - inter-segment [1]	2,713	2,690
Total revenues	941,182	1,103,953
Operating expenses:
Fuel costs	916,588	1,077,821
General and administrative expenses	828	961
Depreciation and amortization	1,840	1,844
Total operating expenses	919,256	1,080,626
Operating income	$21,926	$23,327
Fuel gallons sold - inter-segment	434,518	462,508
Fuel gallons sold - external customers	148	357
Fuel margin, cents per gallon [2]	5.0	5.0

1 Includes the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024

GPMP Revenues

For the three months ended March 31, 2025, fuel revenue decreased by $162.7 million, or 14.8%, compared to the first quarter of 2024. The decrease in fuel revenue was attributable to a decrease in both gallons sold and the average price of fuel for the first quarter of 2025 as compared to the first quarter of 2024.

For the three months ended March 31, 2025 and 2024, other revenues, net and inter-segment other revenues, net related to the fixed fee primarily charged to sites in the fleet fueling segment (currently 5.0 cents per gallon sold) were similar.

GPMP Operating Income

Fuel margin decreased by $1.5 million for the first quarter of 2025, compared to the first quarter of 2024, primarily due to fewer gallons sold to the retail and wholesale segments at a fixed margin.

For the three months ended March 31, 2025, total general and administrative expenses decreased $0.1 million compared to the first quarter of 2024, and depreciation and amortization expenses for the first quarter of 2025 remained consistent with the first quarter of 2024.

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

The following table contains a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss	$(12,672)	$(594)
Interest and other financing expenses, net	13,851	2,457
Income tax benefit	(12,922)	(6,707)
Depreciation and amortization	34,887	31,716
EBITDA	23,144	26,872
Acquisition and divestiture costs (a)	1,150	680
Loss on disposal of assets and impairment charges (b)	1,528	2,664
Share-based compensation expense (c)	3,336	3,329
Income from equity investment (d)	(21)	(22)
Fuel and franchise taxes received in arrears (e)	—	(565)
Adjustment to contingent consideration (f)	(66)	18
Accrual related to potential wage and hour claim (g)	2,023	—
Other (h)	(239)	189
Adjusted EBITDA	$30,855	$33,165

Additional information
Non-cash rent expense (i)	$3,307	$3,484

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
(c)
Eliminates non-cash share-based compensation expense related to the equity incentive program in place to incentivize, retain, and motivate our employees and members of our Board.
(d)
Eliminates our share of income attributable to our unconsolidated equity investment.
(e)
Eliminates the receipt of historical fuel and franchise tax amounts for multiple prior periods.
(f)
Eliminates fair value adjustments to the contingent consideration owed to the seller for the 2020 Empire acquisition.
(g)
Eliminates non-recurring expenses accrued in net loss related to a potential wage and hour collective action described in Note 11 to the Quarterly Financial Statements.
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

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness, depending on market conditions. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions, or other events may cause us to seek additional debt or equity financing in future periods. Additional debt financing could impose increased cash payment obligations, as well as covenants that may restrict our operations. There can be no guarantee that financing will be available on acceptable terms or at all. As of March 31, 2025, approximately 49% of our debt bore interest at variable rates, similar to December 31, 2024, which increases our interest rate risk and may require that we use more of our cash flow for the payment of interest if prevailing interest rates increase or we incur additional indebtedness under our variable rate facilities or otherwise. See also “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

As of March 31, 2025, we were in a strong liquidity position of approximately $847 million, consisting of approximately $265 million of cash and cash equivalents and approximately $582 million of availability under our lines of credit available for certain purposes. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations from our existing cash balances. As of March 31, 2025, we had no outstanding borrowings under our $140.0 million PNC Line of Credit (as defined below), $31.2 million of unused availability under the M&T equipment line of credit, described below, and $418.7 million of unused availability under our $800 million Capital One Line of Credit (as defined below), which we may elect to increase up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms.

The Board declared, and the Company paid, dividends of $0.03 per share of common stock on March 21, 2025, totaling approximately $3.5 million. Additionally, the Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on May 30, 2025 to stockholders of record as of May 19, 2025. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will evaluate dividend payments within the context of our overall capital allocation strategy on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends.

We have a share repurchase program for up to an aggregate of $125.0 million of our outstanding shares of common stock. During the three months ended March 31, 2025, we repurchased approximately 1.3 million shares of common stock under the share repurchase program for approximately $5.2 million, or an average price of $4.01 per share. The share repurchase program does not have a stated expiration date. Whether and the extent to which we repurchase shares depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c)of the Exchange Act, privately negotiated transactions, pursuant to accelerated share repurchase agreements entered into with one or more counterparties, or otherwise.

To date, we have funded capital expenditures primarily through funds generated from operations, funds received from vendors, sale-leaseback transactions, the issuance of debt and existing cash. Future capital required to finance operations, acquisitions, and raze-and-rebuild, functionally remodel and fully remodel and update stores is expected to come from cash on hand, cash generated by operations, availability under lines of credit, and additional long-term debt and equipment leases, as circumstances may dictate. In the short- to medium-term, we currently expect that our capital spending program will be primarily focused on remodeling and updating stores, including as part of our Transformation Plan, and maintaining our properties and equipment. In the medium- to long-term, we currently expect that our capital spending program will align with our Transformation Plan. We do not expect such capital needs to adversely affect liquidity. We expect to remain opportunistic with respect to the expansion of our store base through acquisitions, and we will evaluate such opportunities in concert with our capital spending program.

Cash Flows for the Three Months Ended March 31, 2025 and 2024

Net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2025 and 2024 was as follows:

	For the Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$43,402	$12,755
Investing activities	(26,904)	(28,175)
Financing activities	(19,365)	(20,268)
Effect of exchange rates	(4)	(19)
Total	$(2,871)	$(35,707)

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

For the three months ended March 31, 2025, cash flows provided by operating activities were $43.4 million compared to $12.8 million for the three months ended March 31, 2024. The increase in the first quarter of 2025 as compared to the prior year period was primarily the result of deposits received from dealers (including deposits related to retail stores we expect to convert to dealer locations), incremental vendor incentives received, and changes in working capital resulting from, among others, the day of the week on which the quarter ended and the conversions of retail stores to dealers, as well as lower net interest payments, which were partially offset by a decrease in Adjusted EBITDA.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the three months ended March 31, 2025, cash used in investing activities decreased by $1.3 million compared to the three months ended March 31, 2024. For the three months ended March 31, 2025, we utilized $27.4 million for capital expenditures, including the purchase of a fee property, investments in NTI stores, EV chargers, upgrades to fuel dispensers and other investments in our stores.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount of our lines of credit and debt, and issuance of common stock, net of dividends paid and common stock repurchases.

For the three months ended March 31, 2025, financing activities consisted primarily of repayments of $5.7 million for long-term debt, repayments of $1.4 million for financing leases, $3.5 million for dividend payments on common stock, $1.4 million for dividend payments on the Series A redeemable preferred stock and $7.4 million for common stock repurchases. Cash flows from financing activities for the three months ended March 31, 2024 were impacted by payment of the deferred consideration owed for the TEG acquisition, including the repurchase of shares originally issued as payment of deferred consideration and the settlement of deferred consideration related to the TEG acquisition.

Credit Facilities and Senior Notes

Senior Notes

As of March 31, 2025, the Company had outstanding $450 million aggregate principal amount of its 5.125% Senior Notes due 2029 (the “Senior Notes”). Issued in October 2021, the Senior Notes are guaranteed, on an unsecured senior basis, by certain of the Company’s wholly owned domestic subsidiaries (the “Guarantors”). The indenture governing the Senior Notes contains customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, (vii) effect mergers and (viii) incur indebtedness. The Senior Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ respective existing and future senior unsubordinated indebtedness and are effectively subordinated to all of the Company’s and the Guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated to any existing and future obligations of subsidiaries of the Company that are not Guarantors.

Financing Agreement with PNC

GPM and certain subsidiaries have a financing arrangement (as amended, the “PNC Credit Agreement”) with PNC Bank National Association (“PNC”) to provide a line of credit with an aggregate principal amount of up to $140 million for purposes of financing working capital (the “PNC Line of Credit”).

The PNC Line of Credit bears interest, as elected by GPM at: (a) SOFR Adjusted plus Term SOFR (as defined in the PNC Credit Agreement) plus a margin of 1.25% to 1.75% or (b) a rate per annum equal to the alternate base rate (as defined in the PNC Credit Agreement) plus a margin of 0% to 0.50%. Every quarter, the SOFR margin rate and the alternate base rate margin rate are updated based on the quarterly average undrawn availability of the line of credit. The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. As of March 31, 2025, $8.2 million of letters of credit were outstanding under the PNC Credit Agreement.

Financing Agreements with M&T Bank

As of March 31, 2025, GPM has a financing arrangement with M&T Bank that provides a line of credit for up to $45.0 million to purchase equipment on or before September 2026, which may be borrowed in tranches, as well as an aggregate original principal amount of $49.5 million of real estate loans (the “M&T Term Loans”). As of March 31, 2025, approximately $31.2 million remained available under the equipment line of credit.

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

The Capital One Line of Credit matures on May 5, 2028. As of March 31, 2025, approximately $380.8 million was drawn on the Capital One Line of Credit, $0.5 million of letters of credit were outstanding under the Capital One Line of Credit and approximately $418.7 million was available thereunder.

The Capital One Line of Credit bears interest, as elected by GPMP at: (a) Adjusted Term SOFR (as defined in the agreement) plus a margin of 2.25% to 3.25% or (b) a rate per annum equal to the alternate base rate (as defined in the agreement) plus a margin of 1.25% to 2.25%. The margin is determined according to a formula in the Capital One Line of Credit that depends on GPMP’s leverage.

Critical Accounting Estimates

For the three months ended March 31, 2025, there were no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that have had a material impact on our condensed consolidated financial statements and related notes.

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

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The Senior Notes bear a fixed interest rate, therefore, an increase or decrease in prevailing interest rates has no impact on our debt service for the Senior Notes. As of March 31, 2025, the interest rate on our Capital One Line of Credit was 7.2%, the interest rate on our M&T Term Loans was 7.3% and the interest rate on the variable portion of our M&T equipment loan was 7.1% (approximately $11.7 million of the total loan). As of March 31, 2024, the interest rate on our Capital One Line of Credit was 8.2%, the interest rate on our M&T Term Loans was 8.3% and the interest rate on the variable portion of our M&T equipment loan was 8.1% (approximately $15.6 million of the total loan). As of March 31, 2025, approximately 49% of our debt bore interest at variable rates. Based on the outstanding balances as of March 31, 2025, if our applicable interest rates each increase by 1%, then our debt service on an annual basis would increase by approximately $4.3 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes to the Company’s Internal Control Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the calendar quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 11 to the Quarterly Financial Statements, which information is incorporated herein by reference.

Item 1A. Risk Factors

During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our share repurchase activity for the quarter ended March 31, 2025 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2025 to January 31, 2025	—	—	—	$25,655
February 1, 2025 to February 28, 2025 (1)	252,344	4.51	10,900	25,605
March 1, 2025 to March 31, 2025 (2)	1,523,243	4.08	1,279,979	20,484
Total	1,775,587	$4.14	1,290,879	$20,484

(1)
In addition to the shares of common stock we purchased under our publicly announced $125 million share repurchase program, we repurchased 241 thousand shares of our common stock at an aggregate cost of $1.1 million, or an average purchase price of $4.51 per share, in connection with the net settlement of shares issued as a result of the vesting of performance based restricted stock units.
(2)
In addition to the shares of common stock we purchased under our publicly announced $125 million share repurchase program, we repurchased 243 thousand shares of our common stock at an aggregate cost of $1.1 million, or an average purchase price of $4.51 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock units.
(3)
Except as noted in footnotes 1 and 2 above with respect to shares repurchased in connection with the vesting of restricted stock units, all of the above repurchases were made on the open market at prevailing market prices plus related expenses under our share repurchase program, which authorizes the repurchase of up to $125 million of our common stock. We publicly announced this program on February 23, 2022 and announced the increased amount authorized to be repurchased in May 2023 and May 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit 31.1*

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2025.

Exhibit 31.2*

Certification by Robert Giammatteo, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2025.

Exhibit 32.1**

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2025.

Exhibit 32.2**

Certification by Robert Giammatteo, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2025.

101

The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2025		ARKO Corp.

	By:	/s/ Robert Giammatteo
	Name:	Robert Giammatteo
	Title:	Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial and Accounting Officer)