Form 10-Q
period 2025-06-30
ARKO Corp.
filed 2025-08-06
CIK 1823794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025.

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

As of August 4, 2025, the registrant had 112,742,341 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

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
•
the success of the Company’s transformation plan;
•
our ability to successfully achieve the anticipated benefits of the planned conversion of certain retail stores within our retail segment to dealer sites within our wholesale segment (dealerization);
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

Item 1. Financial Statements

ARKO Corp.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$293,675	$261,758
Restricted cash	22,812	30,650
Short-term investments	5,988	5,330
Trade receivables, net	112,345	95,832
Inventory	207,190	231,225
Other current assets	101,474	97,413
Total current assets	743,484	722,208
Non-current assets:
Property and equipment, net	737,738	747,548
Right-of-use assets under operating leases	1,376,485	1,386,244
Right-of-use assets under financing leases, net	148,015	157,999
Goodwill	299,973	299,973
Intangible assets, net	171,150	182,355
Equity investment	3,055	3,009
Deferred tax asset	68,130	67,689
Other non-current assets	60,792	53,633
Total assets	$3,608,822	$3,620,658
Liabilities
Current liabilities:
Long-term debt, current portion	$39,867	$12,944
Accounts payable	189,236	190,212
Other current liabilities	163,913	159,239
Operating leases, current portion	75,224	71,580
Financing leases, current portion	12,802	11,515
Total current liabilities	481,042	445,490
Non-current liabilities:
Long-term debt, net	876,539	868,055
Asset retirement obligation	88,343	87,375
Operating leases	1,402,763	1,408,293
Financing leases	201,444	211,051
Other non-current liabilities	193,856	223,528
Total liabilities	3,243,987	3,243,792
Commitments and contingencies - see Note 11
Series A redeemable preferred stock (no par value) - authorized: 1,000,000 shares; issued and outstanding: 1,000,000 and 1,000,000 shares, respectively; redemption value: $100,000 and $100,000, in the aggregate, respectively	100,000	100,000
Shareholders' equity:
Common stock (par value $0.0001) - authorized: 400,000,000 shares; issued: 131,697,481 and 130,153,836 shares, respectively; outstanding: 113,312,302 and 115,771,318 shares, respectively	12	12
Treasury stock, at cost - 18,385,179 and 14,382,518 shares, respectively	(122,813)	(106,123)
Additional paid-in capital	283,675	276,681
Accumulated other comprehensive income	9,119	9,119
Retained earnings	94,842	97,177
Total shareholders' equity	264,835	276,866
Total liabilities, redeemable preferred stock and equity	$3,608,822	$3,620,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Fuel revenue [1]	$1,569,542	$1,887,531	$3,016,458	$3,518,863
Merchandise revenue	400,126	474,248	754,611	888,903
Other revenues, net	29,851	26,384	57,355	52,851
Total revenues	1,999,519	2,388,163	3,828,424	4,460,617
Operating expenses:
Fuel costs [1]	1,417,646	1,726,761	2,742,702	3,229,063
Merchandise costs	265,641	318,489	502,556	598,226
Site operating expenses	202,453	223,691	402,434	442,622
General and administrative expenses	40,742	42,436	82,355	84,594
Depreciation and amortization	33,602	33,577	68,489	65,293
Total operating expenses	1,960,084	2,344,954	3,798,536	4,419,798
Other (income) expenses, net	(17,255)	261	(15,038)	2,737
Operating income	56,690	42,948	44,926	38,082
Interest and other financial income	3,703	3,384	13,057	25,297
Interest and other financial expenses	(23,221)	(24,751)	(46,426)	(49,121)
Income before income taxes	37,172	21,581	11,557	14,258
Income tax expense	(17,100)	(7,546)	(4,178)	(839)
Income from equity investment	26	28	47	50
Net income attributable to ARKO Corp.	$20,098	$14,063	$7,426	$13,469
Series A redeemable preferred stock dividends	(1,433)	(1,445)	(2,851)	(2,859)
Net income attributable to common shareholders	$18,665	$12,618	$4,575	$10,610
Net income per share attributable to common shareholders – basic	$0.16	$0.11	$0.04	$0.09
Net income per share attributable to common shareholders – diluted	$0.16	$0.11	$0.04	$0.09
Weighted average shares outstanding:
Basic	114,012	115,758	114,945	116,512
Diluted	115,411	116,880	115,645	117,073
Supplemental information:
[1] Includes excise tax of:	$281,162	$301,030	$541,062	$573,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Changes in Equity

(Unaudited, in thousands, except share data)

	Common Stock		Treasury	Additional	Accumulated Other	Retained	Total
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	Earnings	Shareholders' Equity
Balance at April 1, 2024	115,743,761	$12	$(106,055)	$267,671	$9,119	$90,493	$261,240
Share-based compensation	—	—	—	2,784	—	—	2,784
Dividends on redeemable preferred stock	—	—	—	—	—	(1,445)	(1,445)
Dividends declared (3 cents per share)	—	—	—	—	—	(3,473)	(3,473)
Common stock repurchased	(11,866)	—	(68)	—	—	—	(68)
Vesting and settlement of restricted share units	39,423	—	—	—	—	—	—
Net income	—	—	—	—	—	14,063	14,063
Balance at June 30, 2024	115,771,318	$12	$(106,123)	$270,455	$9,119	$99,638	$273,101

Balance at April 1, 2025	115,437,127	$12	$(113,514)	$280,017	$9,119	$79,592	$255,226
Share-based compensation	—	—	—	3,658	—	—	3,658
Dividends on redeemable preferred stock	—	—	—	—	—	(1,433)	(1,433)
Dividends declared (3 cents per share)	—	—	—	—	—	(3,415)	(3,415)
Common stock repurchased	(2,227,074)	—	(9,299)	—	—	—	(9,299)
Vesting and settlement of restricted share units	102,249	—	—	—	—	—	—
Net income	—	—	—	—	—	20,098	20,098
Balance at June 30, 2025	113,312,302	$12	$(122,813)	$283,675	$9,119	$94,842	$264,835

	Common Stock		Treasury	Additional	Accumulated Other	Retained	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	Earnings	Shareholders' Equity	Controlling Interests	Total Equity
Balance at January 1, 2024	116,171,208	$12	$(74,134)	$245,007	$9,119	$96,097	$276,101	$16	$276,117
Share-based compensation	—	—	—	6,113	—	—	6,113	—	6,113
Transactions with non-controlling interests	—	—	—	(2,984)	—	—	(2,984)	(16)	(3,000)
Dividends on redeemable preferred stock	—	—	—	—	—	(2,859)	(2,859)	—	(2,859)
Dividends declared (6 cents per share)	—	—	—	—	—	(7,069)	(7,069)	—	(7,069)
Common stock repurchased	(5,285,201)	—	(31,989)	—	—	—	(31,989)	—	(31,989)
Vesting and settlement of restricted share units	1,467,396	—	—	—	—	—	—	—	—
Issuance of shares	3,417,915	—	—	22,319	—	—	22,319	—	22,319
Net income	—	—	—	—	—	13,469	13,469	—	13,469
Balance at June 30, 2024	115,771,318	$12	$(106,123)	$270,455	$9,119	$99,638	$273,101	$—	$273,101

Balance at January 1, 2025	115,771,318	$12	$(106,123)	$276,681	$9,119	$97,177	$276,866	$—	$276,866
Share-based compensation	—	—	—	6,994	—	—	6,994	—	6,994
Dividends on redeemable preferred stock	—	—	—	—	—	(2,851)	(2,851)	—	(2,851)
Dividends declared (6 cents per share)	—	—	—	—	—	(6,910)	(6,910)	—	(6,910)
Common stock repurchased	(4,002,661)	—	(16,690)	—	—	—	(16,690)	—	(16,690)
Vesting and settlement of restricted share units	1,543,645	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	7,426	7,426	—	7,426
Balance at June 30, 2025	113,312,302	$12	$(122,813)	$283,675	$9,119	$94,842	$264,835	$—	$264,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$7,426	$13,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,489	65,293
Deferred income taxes	(441)	(5,929)
Loss on disposal of assets and impairment charges	4,079	3,385
Gain from sale-leaseback	(20,777)	—
Foreign currency (gain) loss	(61)	57
Gain from issuance of shares as payment of deferred consideration related to business acquisition	—	(2,681)
Gain from settlement related to business acquisition	—	(6,356)
Amortization of deferred financing costs and debt discount	1,358	1,332
Amortization of deferred income	(8,765)	(6,369)
Accretion of asset retirement obligation	1,234	1,243
Non-cash rent	6,410	7,171
Charges to allowance for credit losses	542	641
Income from equity investment	(47)	(50)
Share-based compensation	6,994	6,113
Fair value adjustment of financial assets and liabilities	(7,611)	(12,206)
Other operating activities, net	(212)	686
Changes in assets and liabilities:
Increase in trade receivables	(17,055)	(21,484)
Decrease in inventory	24,035	2,772
(Increase) decrease in other assets	(3,596)	5,843
(Decrease) increase in accounts payable	(77)	26,477
Increase (decrease) in other current liabilities	16,156	(5,924)
Decrease in asset retirement obligation	(343)	(120)
Increase in non-current liabilities	20,849	16,611
Net cash provided by operating activities	$98,587	$89,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from investing activities:
Purchase of property and equipment	$(72,739)	$(48,512)
Proceeds from sale of property and equipment	2,276	50,295
Business acquisitions, net of cash	—	(54,458)
Loans to equity investment, net	31	28
Net cash used in investing activities	(70,432)	(52,647)
Cash flows from financing activities:
Receipt of long-term debt, net	37,302	47,556
Repayment of debt	(12,245)	(13,849)
Principal payments on financing leases	(2,811)	(2,306)
Early settlement of deferred consideration related to business acquisition	—	(17,155)
Common stock repurchased	(16,591)	(31,989)
Dividends paid on common stock	(6,910)	(7,069)
Dividends paid on redeemable preferred stock	(2,851)	(2,859)
Net cash used in financing activities	(4,106)	(27,671)
Net increase in cash and cash equivalents and restricted cash	24,049	9,656
Effect of exchange rate on cash and cash equivalents and restricted cash	30	(38)
Cash and cash equivalents and restricted cash, beginning of period	292,408	241,421
Cash and cash equivalents and restricted cash, end of period	$316,487	$251,039
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of period	$261,758	$218,120
Restricted cash, beginning of period	30,650	23,301
Cash and cash equivalents and restricted cash, beginning of period	$292,408	$241,421
Cash and cash equivalents, end of period	$293,675	$231,647
Restricted cash, end of period	22,812	19,392
Cash and cash equivalents and restricted cash, end of period	$316,487	$251,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2025	2024
Supplementary cash flow information:
Cash received for interest	$4,936	$3,730
Cash paid for interest	43,675	45,872
Cash received for taxes	658	322
Cash paid for taxes	5,738	2,786
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	$6,510	$7,167
Purchases of equipment in accounts payable and accrued expenses	9,558	13,553
Purchase of property and equipment under leases	44,044	41,104
Disposals of leases of property and equipment	11,376	12,219
Extinguishment of financial liability in a sale-leaseback transaction	42,430	—
Issuance of shares as payment of deferred consideration related to business acquisition	—	22,319

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

The Company’s operations are primarily performed by its wholly owned subsidiary, GPM Investments, LLC, a Delaware limited liability company (“GPM”). Formed in 2002, GPM is engaged directly and through fully owned and controlled subsidiaries in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations. GPM is also engaged in wholesale activity, which includes the supply of fuel to gas stations operated by third-parties and, in fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites. As of June 30, 2025, GPM’s activity included the operation of 1,254 retail convenience stores, the supply of fuel to 2,014 gas stations operated by dealers and the operation of 287 cardlock locations, in the District of Columbia and throughout more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

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

Interim Financial Statements

The accompanying condensed consolidated financial statements (“interim financial statements”) as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited and have been prepared in accordance with U.S. GAAP for interim financial information and Regulation S-X set forth by the Securities and Exchange Commission (the “SEC”) for interim reporting. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying interim financial statements. However, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Therefore, the interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “annual financial statements”).

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

An asset is recognized related to the costs incurred to obtain a contract (e.g. sales commissions) if the costs are specifically identifiable to a contract, the costs will result in enhancing resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. These capitalized costs were approximately $7.4 million and $6.7 million as of June 30, 2025 and December 31, 2024, respectively, and are recorded as a part of other current assets and other non-current assets on the condensed consolidated balance sheets and amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. Amortization expense for the three and six months ended June 30, 2025 and 2024 was $0.5 million, $0.9 million, $0.4 million and $0.8 million, respectively, and was included in fuel costs on the condensed consolidated statements of operations. The Company expenses the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

The Company recognizes a contract asset when making upfront incentive payments to dealers. Certain of the upfront consideration represents a prepaid incentive, as these payments are not made for distinct services provided by the dealer. Others represent payments of equipment installed at a dealer location. The prepaid incentives were approximately $47.7 million and $43.8 million as of June 30, 2025 and December 31, 2024, respectively, and are recorded as a part of other current assets and other non-current assets on the condensed consolidated balance sheets and amortized as a reduction of revenue over the term of the specific agreement. Amortization expense for the three and six months ended June 30, 2025 and 2024 was $1.6 million, $1.3 million, $3.0 million and $2.4 million, respectively.

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

Recent Accounting Pronouncements

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the 2017 U.S. Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the OBBBA’s impact on its consolidated financial statements.

3. Debt

The components of debt were as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Senior Notes	$445,690	$445,263
M&T debt	88,718	57,380
Capital One Line of Credit	376,679	375,951
Insurance premium notes	5,319	2,405
Total debt, net	$916,406	$880,999
Less current portion	(39,867)	(12,944)
Total long-term debt, net	$876,539	$868,055

M&T Bank Credit Agreement

On May 13, 2025, GPM entered into an amendment (the “M&T Credit Agreement Amendment”) to that certain Third Amended and Restated Credit Agreement, dated November 21, 2023 by and among GPM, M&T Bank and the other parties thereto (the “M&T Credit Agreement”) to increase the aggregate original principal amount of the real estate loans thereunder (the “Real Estate Loans”) from $49.5 million to $83.7 million. The additional $34.2 million principal amount of the Real Estate Loans matures in May 2030 and is payable in monthly installments based on a fifteen-year amortization schedule, with the balance of the loan payable at maturity, and bears interest at SOFR plus 2.25%. The Real Estate Loans are secured by the real property of 78 sites acquired with the proceeds of such loans and certain other properties, including real property of 21 of 22 sites that the Company acquired in the second quarter of 2025 for aggregate consideration of $22.4 million.

In connection with the M&T Credit Agreement Amendment, the Real Estate Loans outstanding as of the date of such amendment began to accrue interest at SOFR plus 2.25%, the interest rate applicable to any Real Estate Loans incurred following the date of such amendment, and the borrowings under the line of credit for purchases of equipment under the M&T Credit Agreement began to accrue interest, at GPM’s discretion, at either a fixed rate based on M&T Bank’s five-year cost of funds as of the applicable date of each tranche plus 2.25% or a floating rate at SOFR plus 2.25%.

4. Leases

As of June 30, 2025, the Company leased 1,023 of its retail convenience stores, 418 dealer locations, 154 cardlock locations, former store locations, and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years. Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges and fuel dispensers.

The components of lease cost recorded on the condensed consolidated statements of operations were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$2,393	$2,530	$4,904	$4,982
Interest on lease liabilities	4,127	4,353	8,394	8,653
Operating lease costs included in site operating expenses	48,139	47,844	96,096	94,519
Operating lease costs included in general and administrative expenses	482	530	1,015	1,068
Lease cost related to variable lease payments, short-term leases and leases of low value assets	535	502	1,135	1,130
Right-of-use asset impairment charges and loss (gain) on disposals of leases	1,173	(806)	1,858	730
Total lease costs	$56,849	$54,953	$113,402	$111,082

In connection with the closing of the Company’s 2021 acquisition of 60 ExpressStop convenience stores, a real estate investment fund acquired fee simple ownership of 25 of the acquired sites, and the Company entered into a lease agreement for these locations under customary terms. The real estate fund granted the Company an option to purchase the fee simple ownership in these sites following an initial four-year period for a purchase price agreed upon between the parties. For accounting purposes, this transaction was originally treated as a failed sale-leaseback and resulted in recording a financial liability of approximately $44.2 million at that time. In the second quarter of 2025, the Company chose not to exercise its purchase option. The expiration of this purchase option was accounted for as a sale-leaseback, resulting in the removal of such financial liability and related fixed assets, and the recording of a gain of approximately $20.8 million included in other (income) expenses, net on the condensed consolidated statement of operations. The Company recorded right-of-use assets and operating lease liabilities of approximately $34.5 million in connection with the remaining lease term for these sites.

In connection with the 2024 acquisition of the 21 SpeedyQ Markets convenience stores, the Company leased one site from the seller, for which the seller received a put right to require that the Company purchase such site, and the Company received a call right to require that the seller sell such site, both for a purchase price of $7.0 million, subject to terms set forth in the purchase agreement governing the SpeedyQ Markets acquisition. In June 2025, the seller exercised its put right, and the Company is expected to complete the acquisition of the site in the third quarter of 2025.

Supplemental balance sheet data related to leases was as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Operating leases
Assets
Right-of-use assets under operating leases	$1,376,485	$1,386,244
Liabilities
Operating leases, current portion	75,224	71,580
Operating leases	1,402,763	1,408,293
Total operating leases	1,477,987	1,479,873
Weighted average remaining lease term (in years)	13.5	13.7
Weighted average discount rate	7.7%	7.7%
Financing leases
Assets
Right-of-use assets	$214,314	$220,018
Accumulated amortization	(66,299)	(62,019)
Right-of-use assets under financing leases, net	148,015	157,999
Liabilities
Financing leases, current portion	12,802	11,515
Financing leases	201,444	211,051
Total financing leases	214,246	222,566
Weighted average remaining lease term (in years)	20.4	20.3
Weighted average discount rate	7.9%	7.9%

As of June 30, 2025, future minimum payments for operating lease obligations and financing lease obligations were as set forth in the following table. The minimum lease payments presented below include periods during which an option is reasonably certain to be exercised and do not take into consideration any future consumer price index adjustments for these agreements.

	Operating	Financing
	(in thousands)
July 2025 through June 2026	$184,221	$28,674
July 2026 through June 2027	182,792	21,387
July 2027 through June 2028	181,343	21,437
July 2028 through June 2029	178,240	21,877
July 2029 through June 2030	176,020	21,612
Thereafter	1,544,949	366,890
Gross lease payments	$2,447,565	$481,877
Less: imputed interest	(969,578)	(267,631)
Total lease liabilities	$1,477,987	$214,246

5. Financial Derivative Instruments

The Company makes limited use of derivative instruments (futures contracts) to manage certain risks related to diesel fuel prices. The Company does not hold any derivatives for speculative purposes, and it does not use derivatives with leveraged or complex features. The Company currently uses derivative instruments that are traded primarily over national exchanges, such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has designated its derivative contracts as fair value hedges of firm commitments.

As of June 30, 2025 and December 31, 2024, the Company had fuel futures contracts to hedge approximately 1.9 million gallons and 2.9 million gallons, respectively, of diesel fuel for which the Company had a firm commitment to purchase. As of June 30, 2025 and December 31, 2024, the Company had an asset derivative with a fair value of approximately $0.1 million and $0.3 million, respectively, recorded in other current assets, and a firm commitment with a fair value of approximately $0.1 million and $0.3 million, respectively, recorded in other current liabilities on the condensed consolidated balance sheets.

As of June 30, 2025 and December 31, 2024, there was $0 and $0.3 million, respectively, of cash collateral provided to counterparties that was classified as restricted cash on the condensed consolidated balance sheets. All cash flows associated with purchasing and selling fuel derivative instruments are classified as other operating activities, net in the condensed consolidated statements of cash flows.

6. Equity

Dividends

The Company’s board of directors (the “Board”) declared, and the Company paid, dividends of $0.03 per share of common stock on each of March 21, 2025 and May 30, 2025, totaling approximately $6.9 million for the six months ended June 30, 2025. The amount and timing of dividends payable on shares of common stock are within the sole discretion of the Board, which will evaluate dividend payments within the context of the Company’s overall capital allocation strategy on an ongoing basis, giving consideration to its current and forecasted earnings, financial condition, cash requirements and other factors. As a result of the aggregate amount of dividends paid on the common stock through June 30, 2025, the conversion price of the Company’s Series A convertible preferred stock has been adjusted from $12.00 to $11.61 per share, as were the threshold share prices in the Additional Deferred Shares agreement (as defined in Note 9). The Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on August 29, 2025 to stockholders of record as of August 18, 2025.

Share Repurchase Plan

In February 2022, the Board authorized a share repurchase program, which it subsequently increased in May 2023 and May 2024, to provide for the repurchase up to an aggregate of $125 million of outstanding shares of common stock. The share repurchase program does not have an expiration date. During the six months ended June 30, 2025, the Company repurchased approximately 3.5 million shares of common stock under the share repurchase program for approximately $14.3 million, or an average price of $4.07 per share. As of June 30, 2025, there was $11.3 million of capacity remaining under the share repurchase program.

7. Share-Based Compensation

The Compensation Committee of the Board (the “Compensation Committee”) has approved the grant of non-qualified stock options, restricted stock units (“RSUs”), and shares of common stock to certain employees, non-employees and members of the Board under the ARKO Corp. 2020 Incentive Compensation Plan (as amended, the “Plan”). Stock options granted under the Plan expire no later than ten years from the date of grant and the exercise price may not be less than the fair market value of the underlying shares on the date of grant. Vesting periods are assigned to stock options and RSUs on a grant-by-grant basis at the discretion of the Board. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

Additionally, a non-employee director may receive RSUs in lieu of up to 100% of his or her cash fees, which vest immediately and will be settled in common stock upon the director’s departure from the Board or an earlier change in control of the Company.

Stock Options

During the six months ended June 30, 2025, 287 thousand stock options vested. There was no other activity related to stock options during the six months ended June 30, 2025.

As of June 30, 2025, total unrecognized compensation cost related to unvested stock options was approximately $0.3 million, which is expected to be recognized over a weighted average period of approximately 0.7 years.

Restricted Stock Units and Performance-based Restricted Stock Units

The following table summarizes share activity related to RSUs and performance-based RSUs (“PSUs”):

	RSUs and PSUs	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested RSUs and PSUs, December 31, 2024	4,612	$6.89
Granted	3,715	4.58
Released	(1,618)	7.59
Forfeited	(163)	6.22
Performance-based share adjustment	(347)	6.48
Nonvested RSUs and PSUs, June 30, 2025	6,199	$5.37

During the six months ended June 30, 2025, 176 thousand RSUs were issued to non-employee directors. These awards are included in the table above under RSUs as both granted and released units. There were 546 thousand and 472 thousand RSUs issued to non-employee directors outstanding as of June 30, 2025 and December 31, 2024, respectively.

During the six months ended June 30, 2025, the Company granted 2.1 million PSUs, which, subject to achieving certain performance criteria, could result in the issuance of a number of shares of common stock equal to up to 150% of the number of PSUs granted, net of PSUs forfeited. The PSUs were awarded to certain employees and cliff vest at the end of a one or three-year period, subject to the achievement of specific performance criteria measured over such period. The number of PSUs that will ultimately vest is contingent upon the recipient continuing to be in the continuous service of the Company and related entities through the last day of the performance period or the applicable vesting date and a certification by the Compensation Committee that the applicable performance criteria have been met.

For certain of the RSUs and PSUs granted in the six months ended June 30, 2025, the Company has agreed to issue a capped number of incremental shares to the recipients if the Company’s stock price on the vesting dates of such awards is below a certain threshold price (written put options components). These awards were classified as equity instruments and valued based on the fair market value of the underlying stock together with the net fair value of the written put options on the grant date.

Management assesses the probability of achieving the performance criteria on a quarterly basis, and the Compensation Committee determines whether the performance criteria were satisfied, and certifies the award’s vesting percentage, if any, during the fiscal quarter following the end of the applicable performance period. In the first quarter of 2025, the Compensation Committee determined that the performance criteria for the performance period ended December 31, 2024 had been met and certified that the percentage of PSUs that vested with respect to the target amount for the PSUs granted in 2022 was 75%. In the second quarter of 2025, the number of PSUs was adjusted for the probability of achieving the performance criteria, resulting in the recording of a reduction of expense of approximately $1.2 million in the three and six months ended June 30, 2025 based on the grant date fair value. For PSUs with market conditions, the Company records compensation expense based on the grant date fair value, recognized ratably over the performance and vesting periods of these awards.

The fair value of RSUs and PSUs released during the six months ended June 30, 2025 was approximately $7.3 million.

As of June 30, 2025, total unrecognized compensation cost related to RSUs and PSUs was approximately $22.0 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

Share-Based Compensation Cost

Total share-based compensation cost recorded for employees and members of the Board for the three and six months ended June 30, 2025 and 2024 was $3.7 million, $2.8 million, $7.0 million and $6.1 million, respectively, and has been included in general and administrative expenses in the condensed consolidated statements of operations.

8. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net income attributable to common stockholders	$18,665	$12,618	$4,575	$10,610

Weighted average common shares outstanding — Basic	114,012	115,758	114,945	116,512
Effect of dilutive securities:
RSUs and PSUs	1,399	1,122	700	561
Weighted average common shares outstanding — Diluted	115,411	116,880	115,645	117,073
Net income per share attributable to common stockholders — Basic	$0.16	$0.11	$0.04	$0.09
Net income per share attributable to common stockholders — Diluted	$0.16	$0.11	$0.04	$0.09

The following potential shares of common stock have been excluded from the computation of diluted net income per share because their effect would have been antidilutive:

	As of June 30,
	2025	2024
	(in thousands)
Stock options	1,306	1,306
Ares warrants	1,100	1,100
Public and Private warrants	17,333	17,333
Series A redeemable preferred stock	8,613	8,525

9. Fair Value Measurements and Financial Instruments

The fair value of cash and cash equivalents, restricted cash, short-term investments, trade receivables, accounts payable and other current liabilities approximated their carrying values as of June 30, 2025 and December 31, 2024 primarily due to the short-term maturity of these instruments. On October 21, 2021, the Company completed a private offering of $450 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”). Based on market trades of the Senior Notes close to June 30, 2025 and December 31, 2024 (Level 1 fair value measurement), the fair value of the Senior Notes was estimated at approximately $380.3 million and $411.1 million, respectively, compared to a gross carrying value of $450 million at both June 30, 2025 and December 31, 2024. The fair values of the other long-term debt approximated their respective carrying values as of June 30, 2025 and December 31, 2024 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of fuel futures contracts was determined using NYMEX quoted values.

The contingent consideration from the acquisition of the business of Empire Petroleum Partners, LLC in 2020 is measured at fair value at the end of each reporting period and amounted to $3.9 million and $3.7 million as of June 30, 2025 and December 31, 2024, respectively. The fair value methodology for the contingent consideration liability is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. Approximately $0.1 million for each of the three months ended June 30, 2025 and 2024 and $0.2 million for each of the six months ended June 30, 2025 and 2024 was recorded as components of interest and other financial expenses on the condensed consolidated statements of operations for the change in the fair value of the contingent consideration, and approximately $(0.04) million, $0.3 million, $0.02 million and $0.3 million of

(expense) income were recorded as components of other expenses, net on the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, respectively.

The public warrants to purchase the Company’s common stock (the “Public Warrants”), of which approximately 14.8 million were outstanding as of June 30, 2025, are measured at fair value at the end of each reporting period and amounted to $0.2 million and $6.7 million as of June 30, 2025 and December 31, 2024, respectively. The fair value methodology for the Public Warrants is categorized as Level 1. Approximately $0.7 million, $1.3 million, $6.5 million and $10.3 million were recorded as components of interest and other financial income on the condensed consolidated statements of operations for the change in the fair value of the Public Warrants for the three and six months ended June 30, 2025 and 2024, respectively.

The private warrants to purchase the Company’s common stock (the “Private Warrants”), of which approximately 2.5 million were outstanding as of June 30, 2025, are measured at fair value at the end of each reporting period and amounted to $0.05 million and $1.0 million as of June 30, 2025 and December 31, 2024, respectively. The fair value methodology for the Private Warrants is categorized as Level 2 because certain inputs for the valuation methodology are unobservable and significant to the fair value adjustment. The Private Warrants have been recorded at fair value based on a Black-Scholes option pricing model with the following material assumptions based on observable and unobservable inputs:

June 30, 2025
Expected term (in years)	0.5
Expected dividend rate	2.8%
Volatility	67.4%
Risk-free interest rate	4.3%
Strike price	$11.50

For the change in the fair value of the Private Warrants, approximately $0.1 million, $0, $1.0 million and $1.5 million were recorded as components of interest and other financial income on the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, respectively.

The founders of Haymaker (as defined in Note 10 to the annual financial statements) will be entitled to up to 200 thousand shares of common stock to be issued subject to the number of incremental shares of common stock issued to the holders of the Series A redeemable preferred stock not being higher than certain thresholds (the “Additional Deferred Shares”). The Additional Deferred Shares are measured at fair value at the end of each reporting period and amounted to $0.7 million and $1.1 million as of June 30, 2025 and December 31, 2024, respectively. The fair value methodology for the Additional Deferred Shares is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Additional Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

June 30, 2025
Expected term (in years)	1.9
Volatility	52.2%
Risk-free interest rate	3.7%
Stock price	$4.23

For the change in the fair value of the Additional Deferred Shares, approximately $(0.04) million, $(0.1) million, $0.3 million and $0.3 million was recorded as components of interest and other financial (expense) income on the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, respectively.

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

The wholesale segment supplies fuel to dealers, sub-wholesalers and bulk and spot purchasers, on either a cost plus or consignment basis. For consignment arrangements, the Company retains ownership of the fuel inventory at the site, is responsible for the pricing of the fuel to the end consumer and shares the gross profit earned from the sale of fuel with the consignment dealers. For cost plus arrangements, the Company sells fuel to dealers and bulk and spot purchasers on a fixed-fee basis. The sales price is determined according to the terms of the relevant agreement, which typically reflects the Company’s total fuel costs plus the cost of transportation and a margin, with the Company generally retaining any prompt pay discounts and rebates.

The fleet fueling segment includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations), and commissions from the sales of fuel using proprietary fuel cards that provide customers access to a nationwide network of fueling sites.

The GPMP segment includes GPMP and primarily includes its inter-segment sale and supply of fuel to substantially all of GPM’s sites that sell fuel in the retail and wholesale segments, at GPMP’s cost of fuel (including taxes and transportation) plus a fixed margin (currently 5.0 cents per gallon), and charges an inter-segment fixed fee primarily to sites in the fleet fueling segment which are not supplied by GPMP (currently 5.0 cents per gallon sold).

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

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended June 30, 2025	(in thousands)
Revenues
Fuel revenue	$748,103	$696,671	$118,121	$353	$6,294	$1,569,542
Merchandise revenue	400,126	—	—	—	—	400,126
Other revenues, net	14,622	12,501	2,245	191	292	29,851
Total revenues from external customers	$1,162,851	$709,172	$120,366	$544	$6,586	$1,999,519
Inter-segment revenues	$—	$—	$—	$1,008,786	$5,389	$1,014,175

Fuel costs	$640,231	$671,282	$100,353	$982,722
Merchandise costs	265,641
Salaries and wages	70,669
Credit card fees	21,384	1,823	1,136
Rent	33,383	9,451	2,845
Repairs and maintenance	14,854	1,277	1,255
Other segment expenses	36,319	2,097	1,698	2,660	12,125
Operating income (loss) from segments	$80,370	$23,242	$13,079	$23,948	$(150)	$140,489
Interest and other financial expenses, net				$(7,797)		$(7,797)
Income from equity investment					$26	$26

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended June 30, 2024	(in thousands)
Revenues
Fuel revenue	$976,372	$762,693	$140,140	$990	$7,336	$1,887,531
Merchandise revenue	474,248	—	—	—	—	474,248
Other revenues, net	16,735	6,850	2,284	222	293	26,384
Total revenues from external customers	$1,467,355	$769,543	$142,424	$1,212	$7,629	$2,388,163
Inter-segment revenues	$—	$—	$—	$1,282,870	$4,886	$1,287,756

Fuel costs	$858,391	$738,707	$122,280	$1,255,682
Merchandise costs	318,489
Salaries and wages	83,980
Credit card fees	24,997	2,082	1,064
Rent	36,390	5,522	2,833
Repairs and maintenance	15,670	809	1,210
Other segment expenses	41,513	1,153	1,335	2,644	12,812
Operating income (loss) from segments	$87,925	$21,270	$13,702	$25,756	$(297)	$148,356
Interest and other financial expenses, net				$(8,583)		$(8,583)
Income from equity investment					$28	$28

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Six Months Ended June 30, 2025	(in thousands)
Revenues
Fuel revenue	$1,438,789	$1,326,163	$236,527	$849	$14,130	$3,016,458
Merchandise revenue	754,611	—	—	—	—	754,611
Other revenues, net	29,169	22,853	4,363	346	624	57,355
Total revenues from external customers	$2,222,569	$1,349,016	$240,890	$1,195	$14,754	$3,828,424
Inter-segment revenues	$—	$—	$—	$1,949,317	$10,474	$1,959,791

Fuel costs	$1,245,644	$1,280,727	$203,457	$1,899,310
Merchandise costs	502,556
Salaries and wages	142,337
Credit card fees	40,800	3,492	2,181
Rent	67,221	18,107	5,699
Repairs and maintenance	30,513	2,268	2,173
Other segment expenses	72,977	2,550	3,309	5,328	25,210
Operating income from segments	$120,521	$41,872	$24,071	$45,874	$18	$232,356
Interest and other financial expenses, net				$(15,275)		$(15,275)
Income from equity investment					$47	$47

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Six Months Ended June 30, 2024	(in thousands)
Revenues
Fuel revenue	$1,800,800	$1,427,207	$272,333	$2,195	$16,328	$3,518,863
Merchandise revenue	888,903	—	—	—	—	888,903
Other revenues, net	33,414	13,708	4,669	429	631	52,851
Total revenues from external customers	$2,723,117	$1,440,915	$277,002	$2,624	$16,959	$4,460,617
Inter-segment revenues	$—	$—	$—	$2,385,411	$10,139	$2,395,550

Fuel costs	$1,589,886	$1,382,491	$240,557	$2,333,503
Merchandise costs	598,226
Salaries and wages	166,503
Credit card fees	46,744	3,952	2,146
Rent	71,879	11,208	5,539
Repairs and maintenance	32,154	1,549	2,460
Other segment expenses	83,287	2,156	2,840	5,449	27,290
Operating income (loss) from segments	$134,438	$39,559	$23,460	$49,083	$(192)	$246,348
Interest and other financial expenses, net				$(15,111)		$(15,111)
Income from equity investment					$50	$50

A reconciliation of operating income from reportable segments to consolidated income before income taxes on the condensed consolidated statements of operations was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating income from reportable segments	$140,639	$148,653	$232,338	$246,540
All other operating (loss) income	(150)	(297)	18	(192)
Intercompany charges by GPMP [1]	(26,421)	(28,196)	(50,858)	(54,159)
Interest and other financial expenses, net	(7,797)	(8,583)	(15,275)	(15,111)
Amounts not allocated to segments:
Site operating expenses	(2,949)	(3,582)	(6,094)	(6,932)
General and administrative expenses	(39,922)	(41,635)	(80,707)	(82,832)
Depreciation and amortization	(31,762)	(31,734)	(64,809)	(61,606)
Other income (expenses), net	17,255	(261)	15,038	(2,737)
Interest and other financial expenses, net	(11,721)	(12,784)	(18,094)	(8,713)
Income before income taxes	$37,172	$21,581	$11,557	$14,258

1 Represents the estimated fixed margin or fixed fee (currently 5.0 cents per gallon) paid to GPMP for the cost of fuel and recorded by GPMP as inter-segment revenues.

11. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is subject to certain federal and state environmental laws and regulations associated with sites at which it stores and sells fuel and other fuel products, as well as at owned and leased locations leased or subleased to dealers. As of June 30, 2025 and December 31, 2024, environmental obligations totaled $11.4 million and $11.3 million, respectively. These amounts were recorded as other current and non-current liabilities on the condensed consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or changes in federal and/or state environmental regulations.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle it to be reimbursed for remediation costs. Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $6.9 million and $6.5 million as of June 30, 2025 and December 31, 2024, respectively, and were recorded as other current and non-current assets on the condensed consolidated balance sheets.

Asset Retirement Obligation

As part of the fuel operations at its retail convenience stores and proprietary cardlock locations, at most of the owned and leased locations leased to dealers, at certain other dealer locations where the Company owns tanks or otherwise agreed to be contractually liable for tank maintenance, and at third-party cardlock locations, there are aboveground and underground storage tanks for which the Company is responsible. The future cost to remove a storage tank is recognized over the estimated remaining useful life of the storage tank, or if sooner, the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a storage tank is installed. The estimated liability is based upon historical experience in removing storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The Company has recorded an asset retirement obligation of $88.9 million and $88.1 million at June 30, 2025 and December 31, 2024, respectively. The current portion of the asset retirement obligation is included in other current liabilities on the condensed consolidated balance sheets.

Program Agreement

Under and subject to the terms of the Program Agreement with Blue Owl (both as defined in Note 8 to the annual financial statements), Blue Owl had agreed, from May 2, 2023 through September 30, 2025, to purchase up to $1.0 billion of convenience store and gas station real property, cardlock locations and other types of real property that GPM or an affiliate thereof may acquire. In March 2025, the Program Agreement terminated in accordance with its terms.

Wage and Hour Collective Action Settlement

In March 2025, at mediation, the Company and a law firm representing store managers in multiple states entered into a term sheet, pursuant to which the Company, without admitting any liability, agreed to settle allegations claiming that the Company violated the Fair Labor Standards Act and state laws by classifying certain store managers as exempt from overtime.

Following mediation, the parties negotiated and executed a settlement agreement, which was filed in court along with a compliant requesting collective action treatment. In June 2025, the court approved the proposed settlement agreement and treating the case as a collective action. The amount payable by the Company will depend on how many of the store managers opt into the collective action. In the first quarter of 2025, approximately $2.0 million was accrued related to this matter, which was included in general and administrative expenses on the condensed consolidated statements of operations for the six months ended June 30, 2025. The ultimate resolution of the matter, which is expected to occur within the next 12 months, could result in an additional loss of up to $1.2 million in excess of the amount accrued due to the Company’s incurrence of settlement fees to employees, attorneys fees, employer taxes and administrative costs,.

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

Based in Richmond, VA, we are a leading independent convenience store operator and, as of June 30, 2025, we were one of the largest convenience store chains in the United States (“U.S.”) ranked by store count, operating 1,254 retail convenience stores. As of June 30, 2025, we also supplied fuel to 2,014 dealers locations and operated 287 cardlock locations (unstaffed fueling locations). We are well diversified geographically and, as of June 30, 2025, operated in the District of Columbia and more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern U.S.

Our retail segment includes the operation of a chain of retail stores, which includes convenience stores selling fuel products and merchandise to retail customers, from which we generate a significant portion of our revenue and a large proportion of our profitability. As of June 30, 2025, we operated the stores under more than 25 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, Corner Mart, Dixie Mart, ExpressStop, E-Z Mart®, fas mart®, fastmarket®, Flash Market, Handy Mart, Jetz, Jiffi Stop®, Jiffy Stop, Li’l Cricket, Market Express, Next Door Store®, Pride, Roadrunner Markets, Rose Mart, Rstore, Scotchman®, shore stop®, Speedy’s, SpeedyQ, Town Star, Uncle’s, Village Pantry® and Young’s. We focus our marketing and merchandising initiatives at our retail stores on offering our customers an assortment of products with an attractive value proposition. Our retail offering includes a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. We have foodservice offerings at approximately 1,070 stores, which include hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We supplement our foodservice offering with approximately 100 quick service major national brand restaurants. Relevant and delicious food offerings are a key strategic priority for us with the launch of the flagship location of our new format store program in June 2025. Additionally, we provide a number of traditional convenience store services, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate revenues from car washes at approximately 70 of our locations.

We had approximately 2.35 million enrolled members in our fas REWARDS® loyalty program at the end of the second quarter of 2025, representing an increase of 9.8% from the end of the second quarter of 2024. Our fas REWARDS® loyalty program is available in all of our retail stores and offers enrolled loyalty members in store exclusive promotional pricing, in-app member only deals not available without the app, as well as the ability to earn points that can be redeemed for either fuel or merchandise savings. Other in-app features include order and delivery, age verified offers on tobacco and alcohol, and a store locator with current gas prices at GPM stores nearby.

Starting in the middle of 2024, we have expanded our wholesale fuel distribution network by converting a meaningful number of retail locations to dealer sites, which we expect will yield greater profitability. These sites, coupled with the sale of fuel at cardlock locations and commissions earned from the sales of fuel using proprietary fuel cards that provide customers access to a nationwide network of fueling sites, provide stable, ratable cash flows that, together with free cash flow from our retail segment, can be deployed to pursue accretive acquisitions and invest in our business. The wholesale segment adds significant fuel volumes to our robust retail fuel sales, which we believe enhances our purchasing power for our entire platform, including our retail segment, and improves our competitiveness as an acquirer of choice.

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

GPMP Segment

Our GPMP segment primarily engages in inter-segment transactions of wholesale distribution of fuel to substantially all of our sites that sell fuel in the retail and wholesale segments. GPM Petroleum LP (“GPMP”) sells and supplies fuel at GPMP’s cost of fuel (including taxes and transportation) plus a fixed margin to such supplied sites and charges an inter-segment fixed fee primarily to sites in the fleet fueling segment which are not supplied by GPMP. The effect of these inter-segment transactions was eliminated in the consolidated financial statements.

Multi-Year Transformation Plan

We continue to develop and implement our Transformation Plan, which includes the following elements, among others:

(i)
Leveraging our unique, multi-segment operating model through more active conversion of retail stores within our retail segment to dealer sites within our wholesale segment. We have identified and expect to convert a meaningful number of retail locations to dealer sites, which we expect will yield greater profitability. Conversions of certain retail stores benefit both our dealers and us. Dealers are able to leverage their own scale by taking additional sites, while we realize higher profit from ongoing fuel supply agreements and rental income than from continuing to operate these stores in our retail segment. These conversions also will allow us to focus and better prioritize future investments in our remaining retail stores. During the three months ended June 30, 2025, we converted 70 retail stores to dealer sites, for a total of 129 stores converted in the six months ended June 30, 2025, and a total of 282 stores converted since the beginning of the retail store conversion initiative in the middle of 2024. We expect to convert a meaningful number of additional stores throughout 2025 and into 2026.
(ii)
Additional targeted capital allocation toward strategic sub-segments of our retail stores, with a goal of increasing traffic and improving profitability. These investments will be guided by our pilot program of new format stores, the development of which was initiated in 2024, designed to elevate the customer experience and better reflect our commitment to foodservice, convenience, efficiency, and community connection. This new format includes a completely new inside and outside the store, a modernized layout, and we have introduced our new food and beverage concept, fas craves, which elevates our assortment of hot, cold and grab-n-go food and dispensed beverage offerings. The program consists of seven stores in the new format within one of our regions, with plans for a region-wide rollout before, ultimately, the expansion of this program across our retail footprint. One new format store opened in June 2025 and another opened in early August 2025.
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

The following tables provide a history of our acquisitions, site conversions and site closings, including as part of our Transformation Plan, for the periods noted, for the retail, wholesale and fleet fueling segments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Retail Segment	2025	2024	2025	2024
Number of sites at beginning of period	1,329	1,540	1,389	1,543
Acquired sites	—	21	—	21
Newly opened or reopened sites	—	—	2	1
Company-controlled sites converted to consignment or fuel supply locations, net	(70)	(2)	(129)	(2)
Sites closed, divested or converted to rentals	(5)	(11)	(8)	(15)
Number of sites at end of period	1,254	1,548	1,254	1,548

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Wholesale Segment [1]	2025	2024	2025	2024
Number of sites at beginning of period	1,961	1,816	1,922	1,825
Newly opened or reopened sites [2]	4	11	10	20
Consignment or fuel supply locations converted from Company-controlled or fleet fueling sites, net	70	2	129	2
Closed or divested sites	(21)	(35)	(47)	(53)
Number of sites at end of period	2,014	1,794	2,014	1,794

1 Excludes bulk and spot purchasers.

2 Includes all signed fuel supply agreements irrespective of fuel distribution commencement date.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Fleet Fueling Segment	2025	2024	2025	2024
Number of sites at beginning of period	280	296	280	298
Newly opened or reopened sites	8	—	9	—
Closed or divested sites	(1)	(2)	(2)	(4)
Number of sites at end of period	287	294	287	294

Trends Impacting Our Business

We achieved strong store growth over the last decade, driven primarily by a highly successful acquisition strategy, inclusive of 26 completed acquisitions from 2013 through June 30, 2025. Most recently, on April 9, 2024, we completed our acquisition of 21 SpeedyQ Markets convenience stores located in Michigan (the “SpeedyQ Acquisition”). Our strategic acquisitions, as well as the conversion of a meaningful number of retail locations to dealer sites, have had, and may continue to have, a significant impact on our reported results, which can make period to period comparisons difficult.

In the first quarter of 2025, we opened a Dunkin’ store and a fastmarket® location. Additionally, one NTI (new to industry) store opened in July 2025 and we have began working on three more NTI stores, out of which two are targeted to open in the second half of 2025.

Our results of operation are significantly impacted by the retail fuel margins we earn on gallons sold. These fuel margins can change rapidly because they are influenced by many factors, including: the wholesale cost of fuel; interruptions in supply caused by severe weather; supply chain disruptions; refinery mechanical failures; and competition in the local markets in which we operate.

The cost of our main products, gasoline and diesel fuel, is greatly impacted by the wholesale cost of fuel in the United States. We attempt to pass wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. Competitive conditions primarily drive the timing of any increases or decreases in retail prices. We tend to realize lower fuel margins when the cost of fuel is increasing gradually over a longer period and higher fuel margins when the cost of fuel is declining or more volatile over a shorter period of time. Because market and geopolitical conditions constrain, from time to time, the supply of fuel, including diesel fuel in particular, we maintain terminal storage of diesel fuel for short-term supply needs for our fleet fueling sites.

Additionally, the significant increase in the rate of inflation in the U.S. in recent years and the effect of higher prevailing interest rates have increased merchandise cost and reduced consumer purchasing power. We have mitigated the impact of a portion of these higher costs on operating results with retail price increases. The persistence of, or increase in, inflation or high interest rates could negatively impact the demand for our products and services, including due to consumers reducing travel, which could reduce sales volumes. Because of recent and current labor market conditions and the prevailing wage rates in the markets in which we operate, we have increased wages, which has increased, and may continue to increase, our costs associated with recruiting and retaining qualified personnel. Additionally, any major changes in tax or trade policy between the U.S. and countries from which we or our suppliers source merchandise and other products for our sites, such as the imposition of additional tariffs or duties on imported products, could require that we take certain actions, including raising prices on products we sell and seeking alternative sources of supply. Further, any major changes could lead to significant cost increases and delays in opening remodeled or new convenience stores or other improvements to our sites.

We also operate in a highly competitive retail convenience market that includes businesses with operations and services that are similar to those that we provide. We believe that convenience stores managed by individual operators that offer branded or non-branded fuel are also significant competitors in the local markets in which we operate. Often, operators of both chains and individual stores compete by selling unbranded fuel at lower retail prices relative to the market. The convenience store industry is also experiencing competition from other retail sectors including grocery stores, large warehouse retail stores, dollar stores and pharmacies.

Legislative Update

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the 2017 U.S. Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the OBBBA’s impact on our consolidated financial statements.

Seasonality

Our business is seasonal, and our operating income in the second and third quarters has historically been significantly greater than in the first and fourth quarters as a result of the generally favorable climate and seasonal buying patterns of our customers.

Results of Operations for the three and six months ended June 30, 2025 and 2024

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

Consolidated Results

The table below shows our consolidated results for the three and six months ended June 30, 2025 and 2024, together with certain key metrics.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:	(in thousands)
Fuel revenue	$1,569,542	$1,887,531	$3,016,458	$3,518,863
Merchandise revenue	400,126	474,248	754,611	888,903
Other revenues, net	29,851	26,384	57,355	52,851
Total revenues	1,999,519	2,388,163	3,828,424	4,460,617
Operating expenses:
Fuel costs	1,417,646	1,726,761	2,742,702	3,229,063
Merchandise costs	265,641	318,489	502,556	598,226
Site operating expenses	202,453	223,691	402,434	442,622
General and administrative expenses	40,742	42,436	82,355	84,594
Depreciation and amortization	33,602	33,577	68,489	65,293
Total operating expenses	1,960,084	2,344,954	3,798,536	4,419,798
Other (income) expenses, net	(17,255)	261	(15,038)	2,737
Operating income	56,690	42,948	44,926	38,082
Interest and other financial expenses, net	(19,518)	(21,367)	(33,369)	(23,824)
Income before income taxes	37,172	21,581	11,557	14,258
Income tax expense	(17,100)	(7,546)	(4,178)	(839)
Income from equity investment	26	28	47	50
Net income attributable to ARKO Corp.	$20,098	$14,063	$7,426	$13,469
Series A redeemable preferred stock dividends	(1,433)	(1,445)	(2,851)	(2,859)
Net income attributable to common shareholders	$18,665	$12,618	$4,575	$10,610
Fuel gallons sold	531,186	567,609	1,021,526	1,086,922
Fuel margin, cents per gallon [1]	28.6	28.3	26.8	26.7
Merchandise contribution [2]	$134,485	$155,759	$252,055	$290,677
Merchandise margin [3]	33.6%	32.8%	33.4%	32.7%
Adjusted EBITDA [4]	$76,938	$80,070	$107,793	$113,235
Non-cash rent expense [5]	$3,103	$3,687	$6,410	$7,171

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

Three Months Ended June 30, 2025 versus Three Months Ended June 30, 2024

For the three months ended June 30, 2025, fuel revenue decreased by $318.0 million, or 16.8%, compared to the second quarter of 2024. The decrease in fuel revenue was attributable primarily to a decrease in the average price of fuel compared to the second quarter of 2024 and fewer gallons sold in the second quarter of 2025 compared to the second quarter of 2024 due to a challenging macroeconomic environment.

For the three months ended June 30, 2025, merchandise revenue decreased by $74.1 million, or 15.6%, compared to the second quarter of 2024, primarily due to a decrease in merchandise revenue from retail stores that we closed or converted to dealers in the trailing 12 month period and a decrease in same store merchandise revenues.

For the three months ended June 30, 2025, other revenues, net increased by $3.5 million, or 13.1%, compared to the second quarter of 2024, primarily due to the net impact of additional income from retail stores that we converted to dealers in the trailing 12 month period.

For the three months ended June 30, 2025, total operating expenses decreased by $384.9 million compared to the second quarter of 2024. Fuel costs decreased $309.1 million, or 17.9%, compared to the second quarter of 2024, and merchandise costs decreased $52.8 million, or 16.6%, compared to the second quarter of 2024, consistent with the reduction in fuel and merchandise revenues. For the three months ended June 30, 2025, site operating expenses decreased $21.2 million, or 9.5%, compared to the second quarter of

2024 due to a decrease in same store expenses, including lower personnel costs and credit card fees, and lower expenses due to retail stores that we closed or converted to dealers.

For the three months ended June 30, 2025, general and administrative expenses decreased $1.7 million, or 4.0%, compared to the second quarter of 2024.

For the three months ended June 30, 2025 and 2024, depreciation and amortization expenses were similar.

For the three months ended June 30, 2025, other income, net increased by $17.5 million, compared to the second quarter of 2024 primarily due to a gain of approximately $20.8 million related to the expiration of a real estate purchase option received in 2021 in connection with our acquisition of certain ExpressStop convenience stores that was accounted for as a sale-leaseback, which was primarily offset by additional losses on disposal of assets and impairment charges in the second quarter of 2025 compared to the second quarter of 2024.

For the three months ended June 30, 2025, operating income was $56.7 million compared to $42.9 million for the three months ended June 30, 2024. The increase was primarily due to the gain on sale-leaseback, partially offset by lower same store merchandise and fuel contribution.

For the three months ended June 30, 2025, interest and other financial expenses, net decreased by $1.8 million compared to the second quarter of 2024, primarily related to lower average interest rates in the second quarter of 2025 and higher interest income generated.

For the three months ended June 30, 2025, income tax expense was $17.1 million compared to $7.5 million for the three months ended June 30, 2024, with the increase in the effective tax rate primarily attributable to the deferred income tax expense recognized related to the gain on sale-leaseback.

For the three months ended June 30, 2025, net income attributable to the Company was $20.1 million compared to $14.1 million for the three months ended June 30, 2024.

For the three months ended June 30, 2025, Adjusted EBITDA was $76.9 million compared to $80.1 million for the three months ended June 30, 2024. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Six Months Ended June 30, 2025 versus Six Months Ended June 30, 2024

For the six months ended June 30, 2025, fuel revenue decreased by $502.4 million, or 14.3%, compared to the first half of 2024. The decrease in fuel revenue was attributable primarily to a decrease in the average price of fuel compared to the first half of 2024 and fewer gallons sold in the first half of 2025 compared to the first half of 2024, due to a challenging macroeconomic environment, as well as severe weather conditions in January and February 2025 in certain of the markets in which we operate.

For the six months ended June 30, 2025, merchandise revenue decreased by $134.3 million, or 15.1%, compared to the first half of 2024, primarily due to a decrease in merchandise revenue from retail stores that we closed or converted to dealers in the trailing 12 month period and a decrease in same store merchandise revenues.

For the six months ended June 30, 2025, other revenue increased by $4.5 million, or 8.5%, compared to the first half of 2024, primarily due to the net impact of additional income from retail stores that we converted to dealers in the trailing 12 month period.

For the six months ended June 30, 2025, total operating expenses decreased by $621.3 million, or 14.1%, compared to the first half of 2024. Fuel costs decreased $486.4 million, or 15.1%, compared to the first half of 2024, and merchandise costs decreased $95.7 million, or 16.0%, compared to the first half of 2024, consistent with the reduction in fuel and merchandise revenues. For the six months ended June 30, 2025, site operating expenses decreased $40.2 million, or 9.1%, compared to the first half of 2024 due to a decrease in same store expenses, including lower personnel costs and credit card fees partially offset by higher snow removal expenses resulting from severe weather conditions in certain of the markets in which we operate, and lower expenses due to retail stores that we closed or converted to dealers, slightly offset by incremental expenses as a result of the SpeedyQ Acquisition.

For the six months ended June 30, 2025, general and administrative expenses decreased $2.2 million, or 2.6%, compared to the first half of 2024.

For the six months ended June 30, 2025, depreciation and amortization expenses increased $3.2 million, or 4.9%, compared to the first half of 2024 primarily due to assets acquired in the trailing 12 month period.

For the six months ended June 30, 2025, other income, net increased by $17.8 million, compared to the first half of 2024, primarily due to a gain of approximately $20.8 million related to the expiration of a real estate purchase option received in 2021 in connection with our acquisition of certain ExpressStop convenience stores that was accounted for as a sale-leaseback, partially offset by greater losses on disposal of assets and impairment charges and higher acquisition and divestiture costs in the first half of 2025 compared to the first half of 2024.

For the six months ended June 30, 2025, operating income was $44.9 million compared to $38.1 million for the six months ended June 30, 2024. The increase was primarily due to the gain on the aforementioned sale-leaseback and the benefit from retail stores that we closed or converted to dealers in the trailing 12 month period, partially offset by lower same store merchandise and fuel contribution and higher depreciation and amortization expenses.

For the six months ended June 30, 2025, interest and other financial expenses, net increased by $9.5 million compared to the first half of 2024, primarily related to a decrease of $4.3 million in income recorded in the first half of 2025 compared to the first half of 2024 for fair value adjustments related to the Public Warrants, Private Warrants and Additional Deferred Shares (each as defined in Note 9 to the Quarterly Financial Statements) and approximately $9.2 million recorded as financial income in the first half of 2024 related to the issuance of the shares as payment of deferred consideration and the settlement of deferred consideration related to the TEG acquisition, partially offset by higher interest income generated and lower average interest rates in the first half of 2025.

For the six months ended June 30, 2025 and 2024, income tax expense was $4.2 million and $0.8 million, respectively.

For the six months ended June 30, 2025 and 2024, net income attributable to the Company was $7.4 million and $13.5 million, respectively.

For the six months ended June 30, 2025, Adjusted EBITDA was $107.8 million compared to $113.2 million for the six months ended June 30, 2024. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

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

Retail Segment

The table below shows the results of the retail segment for the three and six months ended June 30, 2025 and 2024, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:	(in thousands)
Fuel revenue	$748,103	$976,372	$1,438,789	$1,800,800
Merchandise revenue	400,126	474,248	754,611	888,903
Other revenues, net	14,622	16,735	29,169	33,414
Total revenues	1,162,851	1,467,355	2,222,569	2,723,117
Operating expenses:
Fuel costs [1]	640,231	858,391	1,245,644	1,589,886
Merchandise costs	265,641	318,489	502,556	598,226
Site operating expenses	176,609	202,550	353,848	400,567
Total operating expenses	1,082,481	1,379,430	2,102,048	2,588,679
Operating income	$80,370	$87,925	$120,521	$134,438
Fuel gallons sold	240,302	283,481	465,365	538,945
Same store fuel gallons sold decrease (%) [2]	(6.5%)	(6.6%)	(6.4%)	(6.6%)
Fuel contribution [3]	$107,872	$117,981	193,145	210,914
Fuel margin, cents per gallon [4]	44.9	41.6	41.5	39.1
Same store fuel contribution [2,3]	$104,214	$105,054	$187,241	$191,329
Same store merchandise sales decrease (%) [2]	(4.2%)	(5.1%)	(5.5%)	(4.6%)
Same store merchandise sales excluding cigarettes decrease (%) [2]	(3.0%)	(4.0%)	(4.1%)	(3.5%)
Merchandise contribution [5]	$134,485	$155,759	$252,055	$290,677
Merchandise margin [6]	33.6%	32.8%	33.4%	32.7%

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

The table below shows financial information and certain key metrics of the SpeedyQ Acquisition within the retail segment, for which there is only partial comparable information for the prior periods.

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
	SpeedyQ [1]
	(in thousands)
Date of Acquisition:	Apr 9, 2024
Revenues:
Fuel revenue	$10,374	$19,594
Merchandise revenue	6,707	12,386
Other revenues, net	252	506
Total revenues	17,333	32,486
Operating expenses:
Fuel costs [2]	8,752	16,703
Merchandise costs	4,505	8,379
Site operating expenses	3,511	6,792
Total operating expenses	16,768	31,874
Operating income	$565	$612
Fuel gallons sold	3,336	6,427
Fuel contribution [3]	$1,622	$2,891
Merchandise contribution [4]	$2,202	$4,007
Merchandise margin [5]	32.8%	32.4%

1 Acquisition of 21 SpeedyQ retail stores.

2 Excludes the estimated fixed margin paid to GPMP for the cost of fuel.

3 Calculated as fuel revenue less fuel costs.

4 Calculated as merchandise revenue less merchandise costs.

5 Calculated as merchandise contribution divided by merchandise revenue.

Three Months Ended June 30, 2025 versus Three Months Ended June 30, 2024

Retail Revenues

For the three months ended June 30, 2025, fuel revenue decreased by $228.3 million, or 23.4%, compared to the second quarter of 2024. The decrease in fuel revenue was attributable to a decrease in gallons sold at same stores of approximately 6.5%, or 16.1 million gallons, reflecting the challenging macroeconomic environment, and a $0.33 per gallon decrease in the average retail price of fuel in the second quarter of 2025 compared to the second quarter of 2024, primarily due to market factors. Retail stores that we closed or converted to dealers in the trailing 12 month period also negatively impacted gallons sold by 26.8 million gallons.

For the three months ended June 30, 2025, merchandise revenue decreased by $74.1 million, or 15.6%, compared to the second quarter of 2024, primarily caused by a decline in customer transactions reflecting the challenging macroeconomic environment, and a decrease in merchandise revenue of $57.2 million from retail stores that we closed or converted to dealers in the trailing 12 month period. Same store merchandise sales decreased $16.6 million, or 4.2%, for the second quarter of 2025 compared to the second quarter of 2024. Approximately half of the decline in same store merchandise revenue resulted from lower revenues from cigarettes.

For the three months ended June 30, 2025, other revenues, net decreased by $2.1 million, or 12.6%, compared to the second quarter of 2024, primarily due to a decrease of $0.7 million in same store other revenues principally due to reduced lottery commissions and a decrease in other revenues of $1.4 million from retail stores that we closed or converted to dealers in the trailing 12 month period.

Retail Operating Income

For the three months ended June 30, 2025, fuel contribution decreased $10.1 million, or 8.6%, compared to the second quarter of 2024, primarily due to a $9.4 million decrease in fuel contribution related to retail stores that we closed or converted to dealers in the trailing 12 month period compared to the second quarter of 2024 and a same store fuel contribution decrease of $0.8 million. Fuel margin per gallon at same stores for the second quarter of 2025 increased to 45.0 cents per gallon from 42.4 cents per gallon for the second quarter of 2024.

For the three months ended June 30, 2025, merchandise contribution decreased $21.3 million, or 13.7%, compared to the second quarter of 2024, while merchandise margin increased to 33.6% from 32.8% in the prior period. The decrease in merchandise contribution was due to a $18.0 million decrease in merchandise contribution related to retail stores that we closed or converted to dealers in the trailing 12 month period and an approximately $3.7 million decrease in same store merchandise contribution. Same store merchandise margin was 33.8% in the second quarter of 2025 compared to 33.3% in the second quarter of 2024.

For the three months ended June 30, 2025, site operating expenses decreased $25.9 million, or 12.8%, compared to the three months ended June 30, 2024 primarily due $25.4 million of reduced expenses related to retail stores that we closed or converted to dealers in the trailing 12 month period, and a decrease in same store operating expenses of $1.4 million, or 0.8%, related to lower personnel costs and credit card fees, which were partially offset by incremental expenses related to the SpeedyQ Acquisition.

Six Months Ended June 30, 2025 versus Six Months Ended June 30, 2024

Retail Revenues

For the six months ended June 30, 2025, fuel revenue decreased by $362.0 million, or 20.1%, compared to the first half of 2025. The decrease in fuel revenue was attributable to a decrease in same store gallons sold of approximately 6.4%, or 30.6 million gallons, reflecting the challenging macroeconomic environment as well as severe weather conditions in January and February 2025 in certain of the markets in which we operate, and a $0.25 per gallon decrease in the average retail price of fuel in the first half of 2025 compared to the first half of 2024, primarily due to market factors. Retail stores which we closed or converted to dealers in the trailing 12 month period also negatively impacted gallons sold by 46.0 million gallons. Partially offsetting these decreases were an incremental 2.6 million gallons sold, or $6.2 million in fuel revenue, contributed by the SpeedyQ Acquisition.

For the six months ended June 30, 2025, merchandise revenue decreased by $134.3 million, or 15.1%, compared to the first half of 2024, primarily caused by a decline in customer transactions reflecting the challenging macroeconomic environment as well as severe weather conditions in January and February 2025 in certain of the markets in which we operate, and a decrease in merchandise revenue of $97.7 million from retail stores that we closed or converted to dealers in the trailing 12 month period. Same store merchandise sales decreased $42.2 million, or 5.5%, for the first half of 2025 compared to the first half of 2024. Approximately half of the decline in same store merchandise revenue was caused by lower revenues from cigarettes. The SpeedyQ Acquisition contributed approximately $5.6 million of incremental merchandise revenue.

For the six months ended June 30, 2025, other revenues, net decreased by $4.2 million, or 12.7%, compared to the first half of 2024, primarily due to a decrease of $2.1 million in same store other revenues principally due to reduced lottery commissions and a decrease in other revenues of $2.5 million from retail stores that we closed or converted to dealers in the trailing 12 month period, partially offset by additional income from the SpeedyQ Acquisition.

Retail Operating Income

For the six months ended June 30, 2025, fuel contribution decreased $17.8 million, or 8.4%, compared to the same period in 2024. The decrease in fuel contribution was due to a decrease of $15.2 million related to retail stores that we closed or converted to dealers in the trailing 12 month period. In addition, the same store fuel contribution decrease of $4.1 million was partially offset by incremental fuel contribution from the SpeedyQ Acquisition of approximately $1.2 million. Same store fuel margin per gallon for the first half of 2025 increased to 41.5 cents per gallon from 39.7 cents per gallon for the first half of 2024.

For the six months ended June 30, 2025, merchandise contribution decreased $38.6 million, or 13.3%, compared to the same period in 2024, while merchandise margin increased to 33.4% compared to 32.7% in the prior period. The decrease in merchandise contribution was due to a $30.8 million decrease related to retail stores that we closed or converted to dealers in the trailing 12 month period and a decrease in same store merchandise contribution of approximately $10.3 million, partially offset by $2.1 million in incremental merchandise contribution from the SpeedyQ Acquisition. Same store merchandise margin was 33.5% in the first half of 2025 compared to 33.0% in the first half of 2024.

For the six months ended June 30, 2025, site operating expenses decreased $46.7 million, or 11.7%, compared to the six months ended June 30, 2024, primarily due $47.6 million of reduced expenses related to retail stores that we closed or converted to dealers in the trailing 12 month period, and a decrease in same store operating expenses of $3.7 million, or 1.1%, related to lower personnel costs and credit card fees partially offset by higher snow removal expenses resulting from severe weather conditions in certain of the markets in which we operate. These decreases were partially offset by $3.7 million of incremental expenses related to the SpeedyQ Acquisition.

Wholesale Segment

The table below shows the results of the wholesale segment for the three and six months ended June 30, 2025 and 2024, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:	(in thousands)
Fuel revenue	$696,671	$762,693	$1,326,163	$1,427,207
Other revenues, net	12,501	6,850	22,853	13,708
Total revenues	709,172	769,543	1,349,016	1,440,915
Operating expenses:
Fuel costs [1]	671,282	738,707	1,280,727	1,382,491
Site operating expenses	14,648	9,566	26,417	18,865
Total operating expenses	685,930	748,273	1,307,144	1,401,356
Operating income	$23,242	$21,270	$41,872	$39,559
Fuel gallons sold – fuel supply locations	213,529	203,561	404,606	390,292
Fuel gallons sold – consignment agent locations	38,929	39,338	75,444	76,842
Fuel margin, cents per gallon [2] – fuel supply locations	6.3	6.0	6.2	6.1
Fuel margin, cents per gallon [2] – consignment agent locations	30.6	29.7	27.2	27.2

1 Excludes the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Note: Comparable wholesale sites exclude retail stores converted to dealers, until the first quarter in which these sites had a full quarter of wholesale activity in the prior year.

Three Months Ended June 30, 2025 versus Three Months Ended June 30, 2024

Wholesale Revenues

For the three months ended June 30, 2025, fuel revenue decreased by $66.0 million, or 8.7%, compared to the second quarter of 2024, primarily due to a decrease in the average price of fuel in the second quarter of 2025 compared to the second quarter of 2024, partially offset by a 9.6 million, or 3.9%, increase in gallons sold. Of total gallons sold, the retail stores that we converted to dealers in the trailing 12 month period contributed 19.4 million gallons, which were partially offset by lower volumes at comparable wholesale sites.

Wholesale Operating Income

For the three months ended June 30, 2025, wholesale operating income increased $2.0 million, compared to the second quarter of 2024. Additional operating income from retail sites converted to dealers in the trailing 12 month period more than offset reduced operating income at comparable wholesale sites. An increase of approximately $5.7 million in other revenues, net, combined with an increase in fuel contribution of approximately $1.4 million was partially offset by an increase in site operating expenses of $5.1 million in the second quarter of 2025 compared to the second quarter of 2024. These increases were primarily due to retail stores we converted to dealers in the trailing 12 month period.

At fuel supply locations, fuel contribution increased by $1.2 million, and fuel margin per gallon also increased for the second quarter of 2025 compared to the second quarter of 2024, due to incremental contribution from the retail stores converted to dealers of $1.7 million, which was partially offset by lower volumes at comparable wholesale sites.

At consignment agent locations, fuel contribution increased $0.2 million, and fuel margin per gallon also increased for the second quarter of 2025 compared to the second quarter of 2024, due to the incremental contribution of $0.5 million from retail stores converted to dealers, which was partially offset by lower volumes at comparable wholesale sites.

Six Months Ended June 30, 2025 versus Six Months Ended June 30, 2024

Wholesale Revenues

For the six months ended June 30, 2025, fuel revenue decreased by $101.0 million, or 7.1%, compared to the first half of 2024, primarily due to a decrease in the average price of fuel in the first half of 2025 compared to the first half of 2024, partially offset by a

$12.9 million, or 2.8%, increase in gallons sold. Of total gallons sold, the retail stores that we converted to dealers in the trailing 12 month period contributed 33.1 million gallons, which were partially offset by lower volumes at comparable wholesale sites.

Wholesale Operating Income

For the six months ended June 30, 2025, wholesale operating income increased $2.3 million, compared to the first half of 2024. Additional operating income from retail sites converted to dealers in the trailing 12 month period more than offset reduced operating income at comparable wholesale sites. An increase of approximately $9.1 million in other revenues, net, combined with an increase in fuel contribution of approximately $0.7 million, which was partially offset by an increase in site operating expenses of $7.6 million in the first half of 2025 compared to the first half of 2024. These increases were primarily due to retail stores we converted to dealers in the trailing 12 month period.

At fuel supply locations, fuel contribution increased by $1.1 million, and fuel margin per gallon also increased for the first half of 2025 compared to the first half of 2024, due to $2.6 million of incremental contribution from the retail stores converted to dealers, which was partially offset by lower volumes at comparable wholesale sites primarily due to severe weather conditions in January and February 2025 in certain of the markets in which we operate.

At consignment agent locations, fuel contribution decreased $0.4 million due to lower volumes at comparable wholesale sites primarily due to severe weather conditions in January and February 2025 in certain of the markets in which we operate, which was partially offset by the incremental contribution of $0.8 million from retail stores converted to dealers. Fuel margin per gallon for the first half of 2025 remained consistent with the first half of 2024, impacted by a change in the composition of consignment agent locations compared to the first half of 2024.

Fleet Fueling Segment

The table below shows the results of the fleet fueling segment for the three and six months ended June 30, 2025 and 2024, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:	(in thousands)
Fuel revenue	$118,121	$140,140	$236,527	$272,333
Other revenues, net	2,245	2,284	4,363	4,669
Total revenues	120,366	142,424	240,890	277,002
Operating expenses:
Fuel costs [1]	100,353	122,280	203,457	240,557
Site operating expenses	6,934	6,442	13,362	12,985
Total operating expenses	107,287	128,722	216,819	253,542
Operating income	$13,079	$13,702	$24,071	$23,460
Fuel gallons sold – proprietary cardlock locations	32,997	35,678	64,915	69,127
Fuel gallons sold – third-party cardlock locations	3,293	3,271	6,468	6,470
Fuel margin, cents per gallon [2] – proprietary cardlock locations	51.7	49.1	49.0	45.1
Fuel margin, cents per gallon [2] – third-party cardlock locations	21.2	10.1	20.0	8.9

1 Excludes the estimated fixed fee paid to GPMP for the cost of fuel.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended June 30, 2025 versus Three Months Ended June 30, 2024

Fleet Fueling Revenues

For the three months ended June 30, 2025, fuel revenue decreased by $22.0 million, or 15.7%, compared to the second quarter of 2024. Fleet fueling revenues were negatively impacted by a 6.8% decrease in gallons sold primarily due to movements in crude oil pricing that impacted certain markets in which we operate, and a decrease in the average price of fuel in the second quarter of 2025 compared to the second quarter of 2024.

Fleet Fueling Operating Income

For the three months ended June 30, 2025, fuel contribution decreased by $0.1 million compared to the second quarter of 2024. At proprietary cardlocks, fuel contribution decreased by $0.5 million, while fuel margin per gallon increased for the second quarter of 2025 compared to the second quarter of 2024, primarily due to favorable diesel margins. At third-party cardlock locations, fuel contribution increased $0.4 million, and fuel margin per gallon also increased for the second quarter of 2025 compared to the second quarter of 2024, primarily due to the closure of underperforming third-party locations.

For the three months ended June 30, 2025, site operating expenses increased $0.5 million compared to the three months ended June 30, 2024.

Six Months Ended June 30, 2025 versus Six Months Ended June 30, 2024

Fleet Fueling Revenues

For the six months ended June 30, 2025, fuel revenue decreased by $35.8 million, or 13.1%, compared to the first half of 2024. Fleet fueling revenues were negatively impacted a 5.6% decrease in gallons sold due primarily to movements in crude oil pricing and severe weather conditions in January and February 2025 that impacted certain of the markets in which we operate, and a decrease in the average price of fuel in the first half of 2025 compared to the first half of 2024.

Fleet Fueling Operating Income

For the six months ended June 30, 2025, fuel contribution increased by $1.3 million compared to the first half of 2024. At proprietary cardlocks, fuel contribution increased by $0.6 million, and fuel margin per gallon also increased for the first half of 2025 compared to the first half of 2024, primarily due to favorable diesel margins. At third-party cardlock locations, fuel contribution increased $0.7 million, and fuel margin per gallon also increased for the first half of 2025 compared to the first half of 2024, primarily due to the closure of underperforming third-party locations.

For the six months ended June 30, 2025, site operating expenses increased $0.4 million compared to the six months ended June 30, 2024.

GPMP Segment

The table below shows the results of the GPMP segment for the three and six months ended June 30, 2025 and 2024, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:	(in thousands)
Fuel revenue – inter-segment [1]	$1,005,970	$1,280,016	$1,943,788	$2,379,867
Fuel revenue – external customers	353	990	849	2,195
Other revenues, net	191	222	346	429
Other revenues, net – inter-segment [1]	2,816	2,854	5,529	5,544
Total revenues	1,009,330	1,284,082	1,950,512	2,388,035
Operating expenses:
Fuel costs	982,722	1,255,682	1,899,310	2,333,503
General and administrative expenses	820	801	1,648	1,762
Depreciation and amortization	1,840	1,843	3,680	3,687
Total operating expenses	985,382	1,258,326	1,904,638	2,338,952
Operating income	$23,948	$25,756	$45,874	$49,083
Fuel gallons sold – inter-segment	472,028	506,453	906,546	968,961
Fuel gallons sold – external customers	69	182	217	539
Fuel margin, cents per gallon [2]	5.0	5.0	5.0	5.0

1 Includes the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended June 30, 2025 versus Three Months Ended June 30, 2024

GPMP Revenues

For the three months ended June 30, 2025, fuel revenue decreased by $274.7 million, or 21.4%, compared to the second quarter of 2024. The decrease in fuel revenue was attributable primarily to a decrease in the average price of fuel compared to the second quarter of 2024 and fewer gallons sold in the second quarter of 2025 compared to the second quarter of 2024.

For the three months ended June 30, 2025 and 2024, other revenues, net and inter-segment other revenues, net related to the fixed fee primarily charged to sites in the fleet fueling segment (currently 5.0 cents per gallon sold) were similar.

GPMP Operating Income

Fuel margin decreased by $1.7 million for the second quarter of 2025 compared to the second quarter of 2024, primarily due to fewer gallons sold to the retail segment at a fixed margin.

For the three months ended June 30, 2025, total general, administrative, depreciation and amortization expenses remained consistent with the second quarter of 2024.

Six Months Ended June 30, 2025 versus Six Months Ended June 30, 2024

GPMP Revenues

For the six months ended June 30, 2025, fuel revenue decreased by $437.4 million, or 18.4%, compared to the first half of 2024. The decrease in fuel revenue was attributable to a decrease in both gallons sold and the average price of fuel for the first half of 2025 as compared to the first half of 2024.

For the six months ended June 30, 2025 and 2024, other revenues, net, and inter-segment other revenues, net related to the fixed fee primarily charged to sites in the fleet fueling segment (currently 5.0 cents per gallon sold) were similar.

GPMP Operating Income

Fuel margin decreased by $3.2 million for the first half of 2025, compared to the first half of 2024, primarily due to fewer gallons sold to the retail segment at a fixed margin.

For the six months ended June 30, 2025, total general and administrative expenses decreased $0.1 million compared to the first half of 2024, and depreciation and amortization expenses for the first half of 2025 remained consistent with the first half of 2024.

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

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net income	$20,098	$14,063	$7,426	$13,469
Interest and other financing expenses, net	19,518	21,367	33,369	23,824
Income tax expense	17,100	7,546	4,178	839
Depreciation and amortization	33,602	33,577	68,489	65,293
EBITDA	90,318	76,553	113,462	103,425
Acquisition and divestiture costs (a)	1,132	1,510	2,282	2,190
(Gain) loss on disposal of assets and impairment charges (b)	(18,226)	721	(16,698)	3,385
Share-based compensation expense (c)	3,658	2,784	6,994	6,113
Income from equity investment (d)	(26)	(28)	(47)	(50)
Fuel and franchise taxes received in arrears (e)	—	—	—	(565)
Adjustment to contingent consideration (f)	(209)	(310)	(275)	(292)
Expenses related to wage and hour claim settlement (g)	—	—	2,023	—
Other (h)	291	(1,160)	52	(971)
Adjusted EBITDA	$76,938	$80,070	$107,793	$113,235

Additional information
Non-cash rent expense (i)	$3,103	$3,687	$6,410	$7,171

(a)
Eliminates costs incurred that are directly attributable to business acquisitions and divestitures (including conversion of retail stores to dealer sites) and salaries of employees whose primary job function is to execute our acquisition and divestiture strategy and facilitate integration of acquired operations.
(b)
Eliminates the non-cash loss from the sale or disposal of property and equipment, the loss recognized upon the sale of related leased assets and impairment charges on property and equipment and right-of-use assets related to closed and non-performing sites, including a $20.8 million gain related to the expiration of a real estate purchase option received in 2021 that was accounted for as a sale-leaseback (see Note 4 to the Quarterly Financial Statements).
(c)
Eliminates non-cash share-based compensation expense related to the equity incentive program in place to incentivize, retain, and motivate our employees and members of our Board.
(d)
Eliminates our share of income attributable to our unconsolidated equity investment.
(e)
Eliminates the receipt of historical fuel and franchise tax amounts for multiple prior periods.
(f)
Eliminates fair value adjustments primarily related to the contingent consideration owed to the seller for the 2020 Empire acquisition.
(g)
Eliminates non-recurring expenses accrued in net income related to a wage and hour collective action settlement described in Note 11 to the Quarterly Financial Statements.
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

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness, depending on market conditions. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions, or other events may cause us to seek additional debt or equity financing in future periods. Additional debt financing could impose increased cash payment obligations, as well as covenants that may restrict our operations. There can be no guarantee that financing will be available on acceptable terms or at all. As of June 30, 2025, approximately 51% of our debt bore interest at variable rates, similar to December 31, 2024, which increases our interest rate risk and may require that we use more of our cash flow for the payment of interest if prevailing interest rates increase or we incur additional indebtedness under our variable rate facilities or otherwise. See also “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

As of June 30, 2025, we were in a strong liquidity position of approximately $875 million, consisting of approximately $294 million of cash and cash equivalents and approximately $582 million of availability under our lines of credit available for certain purposes. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations from our existing cash balances. As of June 30, 2025, we had no outstanding borrowings under our $140.0 million PNC Line of Credit (as defined below), $31.3 million of unused availability under the M&T equipment line of credit, described below, and $418.7 million of unused availability under our $800 million Capital One Line of Credit (as defined below), which we may elect to increase up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms.

The Board declared, and the Company paid, dividends of $0.03 per share of common stock on each of March 21, 2025 and May 30, 2025, totaling approximately $6.9 million. Additionally, the Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on August 29, 2025 to stockholders of record as of August 18, 2025. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will evaluate dividend payments within the context of our overall capital allocation strategy on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends.

We have a share repurchase program for up to an aggregate of $125.0 million of our outstanding shares of common stock. During the six months ended June 30, 2025, we repurchased approximately 3.5 million shares of common stock under the share repurchase program for approximately $14.3 million, or an average price of $4.07 per share. The share repurchase program does not have a stated expiration date. Whether and the extent to which we repurchase shares depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Exchange Act, privately negotiated transactions, pursuant to accelerated share repurchase agreements entered into with one or more counterparties, or otherwise.

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

Cash Flows for the Six Months Ended June 30, 2025 and 2024

Net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2025 and 2024 was as follows:

	For the Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$98,587	$89,974
Investing activities	(70,432)	(52,647)
Financing activities	(4,106)	(27,671)
Effect of exchange rates	30	(38)
Total	$24,079	$9,618

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

For the six months ended June 30, 2025, cash flows provided by operating activities were $98.6 million compared to $90.0 million for the six months ended June 30, 2024. The increase in 2025 as compared to the prior year period was primarily the result of deposits received from dealers (including deposits related to retail stores we expect to convert to dealer locations), incremental vendor incentives received, and lower net interest payments, which were partially offset by higher tax payments and a decrease in Adjusted EBITDA.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the six months ended June 30, 2025, cash used in investing activities decreased by $17.8 million compared to the six months ended June 30, 2024. For the six months ended June 30, 2025, we used $72.7 million for capital expenditures, including the purchase of 23 fee properties, investments in NTI stores and remodeling of the new format stores, EV chargers, upgrades to fuel dispensers and other investments in our stores.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount outstanding under our lines of credit and other indebtedness, and issuance of common stock, net of dividends paid and common stock repurchases.

For the six months ended June 30, 2025, financing activities consisted primarily of net proceeds of $25.1 million for long-term debt, repayments of $2.8 million for financing leases, $6.9 million for dividend payments on common stock, $2.9 million for dividend payments on the Series A redeemable preferred stock and $16.6 million for common stock repurchases. Cash flows from financing activities for the six months ended June 30, 2024 were impacted by payment of the deferred consideration owed for the TEG acquisition, including the repurchase of shares originally issued as payment of deferred consideration and the settlement of deferred consideration related to the TEG acquisition.

Credit Facilities and Senior Notes

Senior Notes

As of June 30, 2025, the Company had outstanding $450 million aggregate principal amount of its 5.125% Senior Notes due 2029 (the “Senior Notes”). Issued in October 2021, the Senior Notes are guaranteed, on an unsecured senior basis, by certain of the Company’s wholly owned domestic subsidiaries (the “Guarantors”). The indenture governing the Senior Notes contains customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, (vii) effect mergers and (viii) incur indebtedness. The Senior Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ respective existing and future senior unsubordinated indebtedness and are effectively subordinated to all of the Company’s and the Guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated to any existing and future obligations of subsidiaries of the Company that are not Guarantors.

Financing Agreement with PNC

GPM and certain subsidiaries have a financing arrangement (as amended, the “PNC Credit Agreement”) with PNC Bank National Association (“PNC”) to provide a line of credit with an aggregate principal amount of up to $140 million for purposes of financing working capital (the “PNC Line of Credit”).

The PNC Line of Credit bears interest, as elected by GPM at: (a) SOFR Adjusted plus Term SOFR (as defined in the PNC Credit Agreement) plus a margin of 1.25% to 1.75% or (b) a rate per annum equal to the alternate base rate (as defined in the PNC Credit Agreement) plus a margin of 0% to 0.50%. Every quarter, the SOFR margin rate and the alternate base rate margin rate are updated based on the quarterly average undrawn availability of the line of credit. The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. As of June 30, 2025, $8.2 million of letters of credit were outstanding under the PNC Credit Agreement.

Financing Agreements with M&T Bank

GPM has a financing arrangement with M&T Bank (the “M&T Credit Agreement”) that provides a line of credit for up to $45.0 million to purchase equipment on or before September 2026, which may be borrowed in tranches, as well as an aggregate original principal amount, as amended in May 2025, of $83.7 million of real estate loans (the “M&T Term Loans”). As of June 30, 2025, approximately $31.3 million remained available under the equipment line of credit.

Each additional equipment loan tranche will have a term of up to five years after the date of the applicable tranche’s issuance, payable in equal monthly payments of principal plus interest, and the May 2025 amendment of the M&T Credit Agreement also provided that additional and existing borrowings under the equipment line of credit accrue interest, at GPM’s discretion, at either a fixed rate based on M&T Bank’s five-year cost of funds as of the applicable date of each tranche plus 2.25%, or a floating rate at SOFR plus 2.25%. In addition, following such amendment, the M&T Term Loans bear interest at SOFR plus 2.25%, mature in June 2026, November 2028 or May 2030 (depending on the loan) and are payable in monthly installments based on a fifteen-year amortization schedule, with the balance of each loan payable at maturity.

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

The Capital One Line of Credit matures on May 5, 2028. As of June 30, 2025, approximately $380.8 million was drawn on the Capital One Line of Credit, $0.5 million of letters of credit were outstanding under the Capital One Line of Credit and approximately $418.7 million was available thereunder.

The Capital One Line of Credit bears interest, as elected by GPMP at: (a) Adjusted Term SOFR (as defined in the agreement) plus a margin of 2.25% to 3.25% or (b) a rate per annum equal to the alternate base rate (as defined in the agreement) plus a margin of 1.25% to 2.25%. The margin is determined according to a formula in the Capital One Line of Credit that depends on GPMP’s leverage.

Critical Accounting Estimates

For the six months ended June 30, 2025, there were no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that have had a material impact on our condensed consolidated financial statements and related notes.

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

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The Senior Notes bear a fixed interest rate, therefore, an increase or decrease in prevailing interest rates has no impact on our debt service for the Senior Notes. As of June 30, 2025, the interest rate on our Capital One Line of Credit was 7.4%, the interest rate on our M&T Term Loans was 6.6% and the interest rate on the variable portion of our M&T equipment loan was 6.6% (approximately $12.6 million of the total loan). As of June 30, 2024, the interest rate on our Capital One Line of Credit was 8.2%, the interest rate on our M&T Term Loans was 8.3% and the interest rate on the variable portion of our M&T equipment loan was 8.1% (approximately $14.7 million of the total loan). As of June 30, 2025, approximately 51% of our debt bore interest at variable rates. Based on the outstanding balances as of June 30, 2025, if our applicable interest rates each increase by 1%, then our debt service on an annual basis would increase by approximately $4.7 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes to the Company’s Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the calendar quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our share repurchase activity for the quarter ended June 30, 2025 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2025 to April 30, 2025	1,286,738	$3.96	1,286,738	$15,388
May 1, 2025 to May 31, 2025	415,203	4.26	415,203	13,620
June 1, 2025 to June 30, 2025	525,133	4.38	525,133	11,320
Total	2,227,074	$4.11	2,227,074	$11,320

(1)
All of the above repurchases were made on the open market at prevailing market prices plus related expenses under our share repurchase program, which authorizes the repurchase of up to $125 million of our common stock. We publicly announced this program on February 23, 2022 and announced the increased amount authorized to be repurchased in May 2023 and May 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit 10.1+

Amendment to Third Amended and Restated Credit Agreement, dated May 13, 2025, by and among GPM Investments, LLC, and the other borrowers party thereto and M&T Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 15, 2025).

Exhibit 10.2

Third Amended and Restated Master Covenant Agreement, dated May 13, 2025, by and between GPM Investments, LLC and M&T Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on May 15, 2025).

Exhibit 31.1*

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2025.

Exhibit 31.2*

Certification by Robert Giammatteo, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2025.

Exhibit 32.1**

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2025.

Exhibit 32.2**

Certification by Robert Giammatteo, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2025.

101

The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

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

Date: August 6, 2025		ARKO Corp.

	By:	/s/ Robert Giammatteo
	Name:	Robert Giammatteo
	Title:	Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial and Accounting Officer)