Form 10-Q
period 2025-09-30
ARKO Corp.
filed 2025-11-05
CIK 1823794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39828

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

As of November 3, 2025, the registrant had 111,430,778 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

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

Item 1. Financial Statements

ARKO Corp.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$306,932	$261,758
Restricted cash	18,797	30,650
Short-term investments	6,295	5,330
Trade receivables, net	112,343	95,832
Inventory	202,290	231,225
Other current assets	106,497	97,413
Total current assets	753,154	722,208
Non-current assets:
Property and equipment, net	733,372	747,548
Right-of-use assets under operating leases	1,360,130	1,386,244
Right-of-use assets under financing leases, net	145,744	157,999
Goodwill	299,973	299,973
Intangible assets, net	165,581	182,355
Equity investment	3,103	3,009
Deferred tax asset	62,066	67,689
Other non-current assets	63,861	53,633
Total assets	$3,586,984	$3,620,658
Liabilities
Current liabilities:
Long-term debt, current portion	$36,994	$12,944
Accounts payable	180,403	190,212
Other current liabilities	158,795	159,239
Operating leases, current portion	76,604	71,580
Financing leases, current portion	12,846	11,515
Total current liabilities	465,642	445,490
Non-current liabilities:
Long-term debt, net	874,581	868,055
Asset retirement obligation	88,501	87,375
Operating leases	1,390,194	1,408,293
Financing leases	200,151	211,051
Other non-current liabilities	194,789	223,528
Total liabilities	3,213,858	3,243,792
Commitments and contingencies - see Note 11
Series A redeemable preferred stock (no par value) - authorized: 1,000,000 shares; issued and outstanding: 1,000,000 and 1,000,000 shares, respectively; redemption value: $100,000 and $100,000, in the aggregate, respectively	100,000	100,000
Shareholders' equity:
Common stock (par value $0.0001) - authorized: 400,000,000 shares; issued: 131,697,481 and 130,153,836 shares, respectively; outstanding: 112,377,811 and 115,771,318 shares, respectively	12	12
Treasury stock, at cost - 19,319,670 and 14,382,518 shares, respectively	(127,037)	(106,123)
Additional paid-in capital	287,559	276,681
Accumulated other comprehensive income	9,119	9,119
Retained earnings	103,473	97,177
Total shareholders' equity	273,126	276,866
Total liabilities, redeemable preferred stock and equity	$3,586,984	$3,620,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Fuel revenue [1]	$1,599,990	$1,783,871	$4,616,448	$5,302,734
Merchandise revenue	389,727	469,616	1,144,338	1,358,519
Other revenues, net	31,116	25,749	88,471	78,600
Total revenues	2,020,833	2,279,236	5,849,257	6,739,853
Operating expenses:
Fuel costs [1]	1,453,175	1,626,399	4,195,877	4,855,462
Merchandise costs	258,248	315,597	760,804	913,823
Site operating expenses	198,491	222,744	600,925	665,366
General and administrative expenses	40,048	38,636	122,403	123,230
Depreciation and amortization	32,944	33,132	101,433	98,425
Total operating expenses	1,982,906	2,236,508	5,781,442	6,656,306
Other expenses (income), net	2,003	1,159	(13,035)	3,896
Operating income	35,924	41,569	80,850	79,651
Interest and other financial income	3,340	3,135	16,397	26,462
Interest and other financial expenses	(23,485)	(26,759)	(69,911)	(73,910)
Income before income taxes	15,779	17,945	27,336	32,203
Income tax expense	(2,368)	(8,300)	(6,546)	(9,139)
Income from equity investment	48	29	95	79
Net income attributable to ARKO Corp.	$13,459	$9,674	$20,885	$23,143
Series A redeemable preferred stock dividends	(1,450)	(1,446)	(4,301)	(4,305)
Net income attributable to common shareholders	$12,009	$8,228	$16,584	$18,838
Net income per share attributable to common shareholders – basic	$0.11	$0.07	$0.15	$0.16
Net income per share attributable to common shareholders – diluted	$0.10	$0.07	$0.14	$0.16
Weighted average shares outstanding:
Basic	112,723	115,771	114,196	116,262
Diluted	115,202	117,888	115,489	117,342
Supplemental information:
[1] Includes excise tax of:	$287,710	$301,998	$828,772	$875,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Changes in Equity

(Unaudited, in thousands, except share data)

	Common Stock		Treasury	Additional	Accumulated Other	Retained	Total
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	Earnings	Shareholders' Equity
Balance at July 1, 2024	115,771,318	$12	$(106,123)	$270,455	$9,119	$99,638	$273,101
Share-based compensation	—	—	—	2,149	—	—	2,149
Dividends on redeemable preferred stock	—	—	—	—	—	(1,446)	(1,446)
Dividends declared (3 cents per share)	—	—	—	—	—	(3,473)	(3,473)
Net income	—	—	—	—	—	9,674	9,674
Balance at September 30, 2024	115,771,318	$12	$(106,123)	$272,604	$9,119	$104,393	$280,005

Balance at July 1, 2025	113,312,302	$12	$(122,813)	$283,675	$9,119	$94,842	$264,835
Share-based compensation	—	—	—	3,884	—	—	3,884
Dividends on redeemable preferred stock	—	—	—	—	—	(1,450)	(1,450)
Dividends declared (3 cents per share)	—	—	—	—	—	(3,378)	(3,378)
Common stock repurchased	(934,491)	—	(4,224)	—	—	—	(4,224)
Net income	—	—	—	—	—	13,459	13,459
Balance at September 30, 2025	112,377,811	$12	$(127,037)	$287,559	$9,119	$103,473	$273,126

	Common Stock		Treasury	Additional	Accumulated Other	Retained	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	Earnings	Shareholders' Equity	Controlling Interests	Total Equity
Balance at January 1, 2024	116,171,208	$12	$(74,134)	$245,007	$9,119	$96,097	$276,101	$16	$276,117
Share-based compensation	—	—	—	8,262	—	—	8,262	—	8,262
Transactions with non-controlling interests	—	—	—	(2,984)	—	—	(2,984)	(16)	(3,000)
Dividends on redeemable preferred stock	—	—	—	—	—	(4,305)	(4,305)	—	(4,305)
Dividends declared (9 cents per share)	—	—	—	—	—	(10,542)	(10,542)	—	(10,542)
Common stock repurchased	(5,285,201)	—	(31,989)	—	—	—	(31,989)	—	(31,989)
Vesting and settlement of restricted share units	1,467,396	—	—	—	—	—	—	—	—
Issuance of shares	3,417,915	—	—	22,319	—	—	22,319	—	22,319
Net income	—	—	—	—	—	23,143	23,143	—	23,143
Balance at September 30, 2024	115,771,318	$12	$(106,123)	$272,604	$9,119	$104,393	$280,005	$—	$280,005

Balance at January 1, 2025	115,771,318	$12	$(106,123)	$276,681	$9,119	$97,177	$276,866	$—	$276,866
Share-based compensation	—	—	—	10,878	—	—	10,878	—	10,878
Dividends on redeemable preferred stock	—	—	—	—	—	(4,301)	(4,301)	—	(4,301)
Dividends declared (9 cents per share)	—	—	—	—	—	(10,288)	(10,288)	—	(10,288)
Common stock repurchased	(4,937,152)	—	(20,914)	—	—	—	(20,914)	—	(20,914)
Vesting and settlement of restricted share units	1,543,645	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	20,885	20,885	—	20,885
Balance at September 30, 2025	112,377,811	$12	$(127,037)	$287,559	$9,119	$103,473	$273,126	$—	$273,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$20,885	$23,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,433	98,425
Deferred income taxes	5,623	(3,660)
Loss on disposal of assets and impairment charges	5,486	5,137
Gain from sale-leaseback	(20,777)	—
Foreign currency (gain) loss	(76)	41
Gain from issuance of shares as payment of deferred consideration related to business acquisition	—	(2,681)
Gain from settlement related to business acquisition	—	(6,356)
Amortization of deferred financing costs and debt discount	2,107	2,000
Amortization of deferred income	(15,344)	(10,126)
Accretion of asset retirement obligation	1,877	1,871
Non-cash rent	9,405	10,805
Charges to allowance for credit losses	819	733
Income from equity investment	(95)	(79)
Share-based compensation	10,878	8,262
Fair value adjustment of financial assets and liabilities	(9,109)	(10,763)
Other operating activities, net	(191)	752
Changes in assets and liabilities:
(Increase) decrease in trade receivables	(17,330)	16,112
Decrease in inventory	28,218	17,427
(Increase) decrease in other assets	(9,540)	13,909
Decrease in accounts payable	(9,506)	(6,137)
Increase in other current liabilities	16,542	17,844
Decrease in asset retirement obligation	(604)	(283)
Increase in non-current liabilities	27,308	22,754
Net cash provided by operating activities	$148,009	$199,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from investing activities:
Purchase of property and equipment	$(97,641)	$(77,781)
Proceeds from sale of property and equipment	3,868	51,353
Business acquisitions, net of cash	—	(54,549)
Loans to equity investment, net	48	42
Net cash used in investing activities	(93,725)	(80,935)
Cash flows from financing activities:
Receipt of long-term debt, net	37,302	47,556
Repayment of debt	(18,624)	(20,563)
Principal payments on financing leases	(4,315)	(3,580)
Early settlement of deferred consideration related to business acquisition	—	(17,155)
Common stock repurchased	(20,773)	(31,989)
Dividends paid on common stock	(10,288)	(10,542)
Dividends paid on redeemable preferred stock	(4,301)	(4,305)
Net cash used in financing activities	(20,999)	(40,578)
Net increase in cash and cash equivalents and restricted cash	33,285	77,617
Effect of exchange rate on cash and cash equivalents and restricted cash	36	(27)
Cash and cash equivalents and restricted cash, beginning of period	292,408	241,421
Cash and cash equivalents and restricted cash, end of period	$325,729	$319,011
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of period	$261,758	$218,120
Restricted cash, beginning of period	30,650	23,301
Cash and cash equivalents and restricted cash, beginning of period	$292,408	$241,421
Cash and cash equivalents, end of period	$306,932	$291,697
Restricted cash, end of period	18,797	27,314
Cash and cash equivalents and restricted cash, end of period	$325,729	$319,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Supplementary cash flow information:
Cash received for interest	$7,936	$6,546
Cash paid for interest	59,919	63,548
Cash received for taxes	658	501
Cash paid for taxes	5,738	3,233
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	$6,510	$7,167
Purchases of equipment in accounts payable and accrued expenses	8,245	11,780
Purchase of property and equipment under leases	51,950	52,399
Disposals of leases of property and equipment	12,489	13,846
Extinguishment of financial liability in a sale-leaseback transaction	42,430	—
Issuance of shares as payment of deferred consideration related to business acquisition	—	22,319

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

The Company’s operations are primarily performed by its wholly owned subsidiary, GPM Investments, LLC, a Delaware limited liability company (“GPM”). Formed in 2002, GPM is engaged directly and through fully owned and controlled subsidiaries in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations. GPM is also engaged in wholesale activity, which includes the supply of fuel to gas stations operated by third-parties and, in fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites. As of September 30, 2025, GPM’s activity included the operation of 1,182 retail convenience stores, the supply of fuel to 2,053 gas stations operated by dealers and the operation of 288 cardlock locations, in the District of Columbia and throughout more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

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

Interim Financial Statements

The accompanying condensed consolidated financial statements (“interim financial statements”) as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited and have been prepared in accordance with U.S. GAAP for interim financial information and Regulation S-X set forth by the Securities and Exchange Commission (the “SEC”) for interim reporting. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying interim financial statements. However, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Therefore, the interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “annual financial statements”).

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

Use of Estimates

In the preparation of interim financial statements, management may make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include lease liabilities; impairment of goodwill, intangible, right-of-use and fixed assets; environmental assets and liabilities; deferred tax assets; and asset retirement obligations.

Trade Receivables

The majority of trade receivables are typically from dealers, fleet fueling customers, customer credit accounts and credit card companies in the ordinary course of business. Balances due in respect of credit cards processed through the Company’s fuel suppliers and other providers are collected within two to three days depending upon the day of the week, and time of the day, of the purchase. Receivables from dealers and customer credit accounts are typically due within one to 30 days and are stated as amounts due. Accounts that are outstanding longer than the payment terms are considered past due. At each balance sheet date, the Company recognizes a loss allowance for expected credit losses on trade receivables. As of September 30, 2025, September 30, 2024, December 31, 2024 and December 31, 2023, net trade receivables totaled $112.3 million, $117.9 million, $95.8 million and $134.7 million, respectively.

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

An asset is recognized related to the costs incurred to obtain a contract (e.g. sales commissions) if the costs are specifically identifiable to a contract, the costs will result in enhancing resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. These capitalized costs were approximately $7.9 million, $5.9 million, $6.7 million and $4.4 million as of September 30, 2025, September 30, 2024, December 31, 2024 and December 31, 2023, respectively, were recorded as a part of other current assets and other non-current assets on the condensed consolidated balance sheets and were amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. Amortization expense for the three and nine months ended September 30, 2025 and 2024 was $0.4 million, $0.5 million, $1.3 million and $1.3 million, respectively, and were included in fuel costs on the condensed consolidated statements of operations. The Company expenses the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

The Company recognizes a contract asset when making upfront incentive payments to dealers. Certain of the upfront consideration represents a prepaid incentive, as these payments are not made for distinct services provided by the dealer. Others represent payments for equipment installed at a dealer location. The prepaid incentives were approximately $49.9 million, $42.9 million, $43.8 million and $37.9 million as of September 30, 2025, September 30, 2024, December 31, 2024 and December 31, 2023, respectively, were recorded as a part of other current assets and other non-current assets on the condensed consolidated balance sheets and were amortized as a reduction of revenue over the term of the specific agreement. Amortization expense for the three and nine months ended September 30, 2025 and 2024 was $1.7 million, $1.4 million, $4.7 million and $3.8 million, respectively.

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

Certain fuel and sales taxes are invoiced by fuel suppliers or collected from customers and remitted to governmental agencies either directly, or through suppliers, by the Company. Whether these taxes are presented on a gross or net basis is dependent on whether the Company is acting as a principal or agent in the sales transaction. Fuel excise taxes are presented on a gross basis for fuel sales because the Company is acting as the primary obligor, has pricing latitude, and is exposed to inventory and credit risks.

Refer to Note 10 for disclosure of the revenue disaggregated by segment and product line, as well as a description of the reportable segment operations.

Legislative Update

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law. The OBBB reinstated several key income tax provisions that were initially part of the U.S. Tax Cuts and Jobs Act of 2017, but which been phased out in recent years or were set to expire in 2025, and made other changes to income tax provisions, many of which are not effective until 2026. The OBBB, among other things, repealed the mandatory capitalization of domestic research and development expenditures under Internal Revenue Code Section 174, extended the ability to take 100% bonus depreciation, reinstituted the EBITDA based Section 163(j) calculation, revised international tax regimes, and accelerated the phase out of clean energy credits.

The Company has evaluated the impact of the OBBB and reflected the projected effects in these interim financial statements. Specifically, the Company anticipates a favorable impact on the timing of cash paid for taxes during 2025, resulting in a reduction of approximately $8.0 million for the full year 2025. The Company does not anticipate the OBBB to have a material impact on its effective tax rate for 2025. The Company will continue to monitor future guidance and developments related to the OBBB and will update its income tax disclosures as appropriate.

3. Debt

The components of debt were as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Senior Notes	$445,912	$445,263
M&T debt	85,142	57,380
Capital One Line of Credit	377,042	375,951
Insurance premium notes	3,479	2,405
Total debt, net	$911,575	$880,999
Less current portion	(36,994)	(12,944)
Total long-term debt, net	$874,581	$868,055

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

4. Leases

As of September 30, 2025, the Company leased 962 of its retail convenience stores, 470 dealer locations, 154 cardlock locations, former store locations, and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years. Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges and fuel dispensers.

The components of lease cost recorded on the condensed consolidated statements of operations were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$2,544	$2,471	$7,448	$7,453
Interest on lease liabilities	4,105	4,302	12,499	12,955
Operating lease costs included in site operating expenses	48,494	48,105	144,590	142,515
Operating lease costs included in general and administrative expenses	434	525	1,449	1,593
Lease cost related to variable lease payments, short-term leases and leases of low value assets	479	611	1,614	1,850
Right-of-use asset impairment charges and loss (gain) on disposals of leases	361	856	2,219	1,586
Total lease costs	$56,417	$56,870	$169,819	$167,952

In connection with the closing of the Company’s 2021 acquisition of 60 ExpressStop convenience stores, a real estate investment fund acquired fee simple ownership of 25 of the acquired sites, and the Company entered into a lease agreement for these locations under customary terms. The real estate fund granted the Company an option to purchase the fee simple ownership in these sites following an initial four-year period for a purchase price agreed upon between the parties. For accounting purposes, this transaction was originally treated as a failed sale-leaseback and resulted in recording a financial liability of approximately $44.2 million at that time. In the second quarter of 2025, the Company chose not to exercise its purchase option. The expiration of this purchase option was accounted for as a sale-leaseback, resulting in the removal of such financial liability and related fixed assets, and the recording of a gain in the second quarter of 2025 of approximately $20.8 million included in other expenses (income), net on the condensed consolidated statement of operations. The Company recorded right-of-use assets and operating lease liabilities of approximately $34.5 million in connection with the remaining lease term for these sites.

In connection with the 2024 acquisition of the 21 SpeedyQ Markets convenience stores, the Company leased one site from the seller, for which the seller received a put right to require that the Company purchase such site, and the Company received a call right to require that the seller sell such site, both for a purchase price of $7.0 million, subject to terms set forth in the purchase agreement governing the SpeedyQ Markets acquisition. In June 2025, the seller exercised its put right, and the Company is expected to complete the acquisition of the site in the first quarter of 2026.

Supplemental balance sheet data related to leases was as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Operating leases
Assets
Right-of-use assets under operating leases	$1,360,130	$1,386,244
Liabilities
Operating leases, current portion	76,604	71,580
Operating leases	1,390,194	1,408,293
Total operating leases	1,466,798	1,479,873
Weighted average remaining lease term (in years)	13.3	13.7
Weighted average discount rate	7.7%	7.7%
Financing leases
Assets
Right-of-use assets	$214,589	$220,018
Accumulated amortization	(68,845)	(62,019)
Right-of-use assets under financing leases, net	145,744	157,999
Liabilities
Financing leases, current portion	12,846	11,515
Financing leases	200,151	211,051
Total financing leases	212,997	222,566
Weighted average remaining lease term (in years)	20.2	20.3
Weighted average discount rate	7.9%	7.9%

As of September 30, 2025, future minimum payments for operating lease obligations and financing lease obligations were as set forth in the following table. The minimum lease payments presented below include periods during which an option is reasonably certain to be exercised and do not take into consideration any future consumer price index adjustments for these agreements.

	Operating	Financing
	(in thousands)
October 2025 through September 2026	$184,649	$28,662
October 2026 through September 2027	183,561	21,428
October 2027 through September 2028	180,870	21,598
October 2028 through September 2029	179,133	21,924
October 2029 through September 2030	175,965	21,571
Thereafter	1,508,815	361,508
Gross lease payments	$2,412,993	$476,691
Less: imputed interest	(946,195)	(263,694)
Total lease liabilities	$1,466,798	$212,997

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

As of September 30, 2025 and December 31, 2024, the Company had fuel futures contracts to hedge approximately 1.8 million gallons and 2.9 million gallons, respectively, of diesel fuel for which the Company had a firm commitment to purchase. As of September 30, 2025 and December 31, 2024, the Company had an asset derivative with a fair value of approximately $0.02 million and $0.3 million, respectively, recorded in other current assets, and a firm commitment with a fair value of approximately $0.02 million and $0.3 million, respectively, recorded in other current liabilities on the condensed consolidated balance sheets.

As of September 30, 2025 and December 31, 2024, there was $0 and $0.3 million, respectively, of cash collateral provided to counterparties that was classified as restricted cash on the condensed consolidated balance sheets. All cash flows associated with purchasing and selling fuel derivative instruments are classified as other operating activities, net in the condensed consolidated statements of cash flows.

6. Equity

Dividends

The Company’s board of directors (the “Board”) declared, and the Company paid, dividends of $0.03 per share of common stock on each of March 21, 2025, May 30, 2025 and August 29, 2025, totaling approximately $10.3 million for the nine months ended September 30, 2025. The amount and timing of dividends payable on shares of common stock are within the sole discretion of the Board, which will evaluate dividend payments within the context of the Company’s overall capital allocation strategy on an ongoing basis, giving consideration to its current and forecasted earnings, financial condition, cash requirements and other factors. As a result of the aggregate amount of dividends paid on the common stock through September 30, 2025, the conversion price of the Company’s Series A convertible preferred stock has been adjusted from $12.00 to $11.58 per share, as were the threshold share prices in the Additional Deferred Shares agreement (as defined in Note 9). The Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on December 1, 2025 to stockholders of record as of November 17, 2025.

Share Repurchase Plan

In February 2022, the Board authorized a share repurchase program, which it subsequently increased in May 2023 and May 2024, to provide for the repurchase up to an aggregate of $125 million of outstanding shares of common stock. The share repurchase program does not have an expiration date. During the nine months ended September 30, 2025, the Company repurchased approximately 4.5 million shares of common stock under the share repurchase program for approximately $18.5 million, or an average price of $4.15 per share. As of September 30, 2025, there was $7.2 million of capacity remaining under the share repurchase program.

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

Stock Options

During the nine months ended September 30, 2025, 287 thousand stock options vested. There was no other activity related to stock options during the nine months ended September 30, 2025.

As of September 30, 2025, total unrecognized compensation cost related to unvested stock options was approximately $0.2 million, which is expected to be recognized over a weighted average period of approximately 0.4 years.

Restricted Stock Units and Performance-based Restricted Stock Units

The following table summarizes share activity related to RSUs and performance-based RSUs (“PSUs”):

	RSUs and PSUs	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested RSUs and PSUs, December 31, 2024	4,612	$6.89
Granted	3,735	4.58
Released	(1,638)	7.56
Forfeited	(260)	6.29
Performance-based share adjustment	(347)	6.48
Nonvested RSUs and PSUs, September 30, 2025	6,102	$5.35

During the nine months ended September 30, 2025, 196 thousand RSUs were issued to non-employee directors. These awards are included in the table above under RSUs as both granted and released units. There were 566 thousand and 472 thousand RSUs issued to non-employee directors outstanding as of September 30, 2025 and December 31, 2024, respectively.

During the nine months ended September 30, 2025, the Company granted 2.1 million PSUs, which, subject to achieving certain performance criteria, could result in the issuance of a number of shares of common stock equal to up to 150% of the number of PSUs granted, net of PSUs forfeited. The PSUs were awarded to certain employees and cliff vest at the end of a one or three-year period, subject to the achievement of specific performance criteria measured over such period. The number of PSUs that will ultimately vest is contingent upon the recipient continuing to be in the continuous service of the Company and related entities through the last day of the performance period or the applicable vesting date and a certification by the Compensation Committee that the applicable performance criteria have been met.

For certain of the RSUs and PSUs granted in the nine months ended September 30, 2025, the Company has agreed to issue a capped number of incremental shares to the recipients if the Company’s stock price on the vesting dates of such awards is below a certain threshold price (written put options components). These awards were classified as equity instruments and valued based on the fair market value of the underlying stock together with the net fair value of the written put options on the grant date.

Management assesses the probability of achieving the performance criteria on a quarterly basis, and the Compensation Committee determines whether the performance criteria were satisfied, and certifies the award’s vesting percentage, if any, during the fiscal quarter following the end of the applicable performance period. In the first quarter of 2025, the Compensation Committee determined that the performance criteria for the performance period ended December 31, 2024 had been met and certified that the percentage of PSUs that vested with respect to the target amount for the PSUs granted in 2022 was 75%. In the second quarter of 2025, the number of PSUs was adjusted for the probability of achieving the performance criteria, resulting in the recording of a reduction of expense of approximately $1.2 million in the nine months ended September 30, 2025 based on the grant date fair value. For PSUs with market conditions, the Company records compensation expense based on the grant date fair value, recognized ratably over the performance and vesting periods of these awards.

The fair value of RSUs and PSUs released during the nine months ended September 30, 2025 was approximately $7.4 million.

As of September 30, 2025, total unrecognized compensation cost related to RSUs and PSUs was approximately $17.7 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

Share-Based Compensation Cost

Total share-based compensation cost recorded for employees and members of the Board for the three and nine months ended September 30, 2025 and 2024 was $3.9 million, $2.1 million, $10.9 million and $8.3 million, respectively, and has been included in general and administrative expenses in the condensed consolidated statements of operations.

8. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net income attributable to common stockholders	$12,009	$8,228	$16,584	$18,838

Weighted average common shares outstanding — Basic	112,723	115,771	114,196	116,262
Effect of dilutive securities:
RSUs and PSUs	2,479	2,117	1,293	1,080
Weighted average common shares outstanding — Diluted	115,202	117,888	115,489	117,342
Net income per share attributable to common stockholders — Basic	$0.11	$0.07	$0.15	$0.16
Net income per share attributable to common stockholders — Diluted	$0.10	$0.07	$0.14	$0.16

The following potential shares of common stock have been excluded from the computation of diluted net income per share because their effect would have been antidilutive:

	As of September 30,
	2025	2024
	(in thousands)
Stock options	1,306	1,306
Ares warrants	1,100	1,100
Public and Private warrants	17,333	17,333
Series A redeemable preferred stock	8,636	8,547

9. Fair Value Measurements and Financial Instruments

The fair value of cash and cash equivalents, restricted cash, short-term investments, trade receivables, accounts payable and other current liabilities approximated their carrying values as of September 30, 2025 and December 31, 2024 primarily due to the short-term maturity of these instruments. On October 21, 2021, the Company completed a private offering of $450 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”). Based on market trades of the Senior Notes close to September 30, 2025 and December 31, 2024 (Level 1 fair value measurement), the fair value of the Senior Notes was estimated at approximately $382.7 million and $411.1 million, respectively, compared to a gross carrying value of $450 million at both September 30, 2025 and December 31, 2024. The fair values of the other long-term debt approximated their respective carrying values as of September 30, 2025 and December 31, 2024 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of fuel futures contracts was determined using NYMEX quoted values.

The contingent consideration from the acquisition of the business of Empire Petroleum Partners, LLC in 2020 is measured at fair value at the end of each reporting period and amounted to $2.5 million and $3.7 million as of September 30, 2025 and December 31, 2024, respectively. The fair value methodology for the contingent consideration liability is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. Approximately $0.1 million for each of the three months ended September 30, 2025 and 2024 and $0.3 million for each of the nine months ended September 30, 2025 and 2024 were recorded as components of interest and other financial expenses on the condensed consolidated statements of operations for the change in the fair value of the contingent consideration, and approximately $1.5 million, $0.7 million, $1.6 million and $1.0 million of income were recorded as components of other expenses, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, respectively.

The public warrants to purchase the Company’s common stock (the “Public Warrants”), of which approximately 14.8 million were outstanding as of September 30, 2025, are measured at fair value at the end of each reporting period and amounted to $0.1 million and $6.7 million as of September 30, 2025 and December 31, 2024, respectively. The fair value methodology for the Public Warrants is categorized as Level 1. Approximately $0.05 million, $(1.7) million, $6.5 million and $8.6 million were recorded as components of interest and other financial income (expense) on the condensed consolidated statements of operations for the change in the fair value of the Public Warrants for the three and nine months ended September 30, 2025 and 2024, respectively.

The private warrants to purchase the Company’s common stock (the “Private Warrants”), of which approximately 2.5 million were outstanding as of September 30, 2025, are measured at fair value at the end of each reporting period and amounted to $0.02 million and $1.0 million as of September 30, 2025 and December 31, 2024, respectively. The fair value methodology for the Private Warrants is categorized as Level 2 because certain inputs for the valuation methodology are unobservable and significant to the fair value adjustment. The Private Warrants have been recorded at fair value based on a Black-Scholes option pricing model with the following material assumptions based on observable and unobservable inputs:

September 30, 2025
Expected term (in years)	0.2
Expected dividend rate	2.6%
Volatility	78.1%
Risk-free interest rate	4.0%
Strike price	$11.50

For the change in the fair value of the Private Warrants, approximately $0.03 million, $(0.3) million, $1.0 million and $1.3 million were recorded as components of interest and other financial income (expense) on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, respectively.

The founders of Haymaker (as defined in Note 10 to the annual financial statements) will be entitled to up to 200 thousand shares of common stock to be issued subject to the number of incremental shares of common stock issued to the holders of the Series A redeemable preferred stock not being higher than certain thresholds (the “Additional Deferred Shares”). The Additional Deferred Shares are measured at fair value at the end of each reporting period and amounted to $0.8 million and $1.1 million as of September 30, 2025 and December 31, 2024, respectively. The fair value methodology for the Additional Deferred Shares is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Additional Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

September 30, 2025
Expected term (in years)	1.7
Volatility	60.0%
Risk-free interest rate	3.6%
Stock price	$4.57

For the change in the fair value of the Additional Deferred Shares, approximately $(0.03) million, $(0.1) million, $0.3 million and $0.2 million were recorded as components of interest and other financial (expense) income on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, respectively.

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

The wholesale segment supplies fuel to dealers, sub-wholesalers and bulk and spot purchasers, on either a cost plus or consignment basis. For consignment arrangements, the Company retains ownership of the fuel inventory at the site, is responsible for the pricing of the fuel to the end consumer and shares the gross profit generated from the sale of fuel with the consignment dealers. For cost plus arrangements, the Company sells fuel to dealers and bulk and spot purchasers on a fixed-fee basis. The sales price is determined according to the terms of the relevant agreement, which typically reflects the Company’s total fuel costs plus the cost of transportation and a margin, with the Company generally retaining any prompt pay discounts and rebates.

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

The “All Other” segment includes the results of non-reportable segments that do not meet both quantitative and qualitative criteria as defined under ASC 280, Segment Reporting.

The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses were included within the amounts shown; however, the fuel costs in the retail, wholesale and fleet fueling segments exclude the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel.

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

Inter-segment transactions primarily included the sale of fuel by GPMP to substantially all of GPM’s sites that sell fuel (both in the retail and wholesale segments) and charges by GPMP primarily to sites that sell fuel in the fleet fueling segment which are not supplied by GPMP. The effect of these inter-segment transactions was eliminated in the interim financial statements.

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended September 30, 2025	(in thousands)
Revenues
Fuel revenue	$744,405	$725,990	$122,692	$—	$6,903	$1,599,990
Merchandise revenue	389,727	—	—	—	—	389,727
Other revenues, net	14,715	13,697	2,240	194	270	31,116
Total revenues from external customers	$1,148,847	$739,687	$124,932	$194	$7,173	$2,020,833
Inter-segment revenues	$—	$—	$—	$1,293,597	$5,626	$1,299,223

Fuel costs	$640,278	$700,922	$105,952	$1,266,828
Merchandise costs	258,248
Salaries and wages	67,403
Credit card fees	21,287	1,836	1,144
Rent	32,463	10,708	2,905
Repairs and maintenance	14,528	988	1,145
Other segment expenses	37,170	1,105	1,575	2,655	13,028
Operating income (loss) from segments	$77,470	$24,128	$12,211	$24,308	$(229)	$137,888
Interest and other financial expenses, net				$(7,973)		$(7,973)
Income from equity investment					$48	$48

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended September 30, 2024	(in thousands)
Revenues
Fuel revenue	$929,783	$720,646	$125,933	$822	$6,687	$1,783,871
Merchandise revenue	469,616	—	—	—	—	469,616
Other revenues, net	16,082	6,751	2,335	209	372	25,749
Total revenues from external customers	$1,415,481	$727,397	$128,268	$1,031	$7,059	$2,279,236
Inter-segment revenues	$—	$—	$—	$1,456,529	$5,132	$1,461,661

Fuel costs	$812,693	$697,286	$109,752	$1,429,277
Merchandise costs	315,597
Salaries and wages	82,641
Credit card fees	24,641	1,960	1,080
Rent	36,406	5,927	2,823
Repairs and maintenance	15,229	853	773
Other segment expenses	43,180	1,077	1,200	2,707	12,435
Operating income (loss) from segments	$85,094	$20,294	$12,640	$25,576	$(244)	$143,360
Interest and other financial expenses, net				$(8,590)		$(8,590)
Income from equity investment					$29	$29

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Nine Months Ended September 30, 2025	(in thousands)
Revenues
Fuel revenue	$2,183,194	$2,052,153	$359,219	$849	$21,033	$4,616,448
Merchandise revenue	1,144,338	—	—	—	—	1,144,338
Other revenues, net	43,884	36,550	6,603	540	894	88,471
Total revenues from external customers	$3,371,416	$2,088,703	$365,822	$1,389	$21,927	$5,849,257
Inter-segment revenues	$—	$—	$—	$3,720,945	$16,100	$3,737,045

Fuel costs	$1,885,922	$1,981,649	$309,409	$3,644,169
Merchandise costs	760,804
Salaries and wages	209,740
Credit card fees	62,087	5,328	3,325
Rent	99,684	28,815	8,604
Repairs and maintenance	45,041	3,256	3,318
Other segment expenses	110,147	3,655	4,884	7,983	38,238
Operating income (loss) from segments	$197,991	$66,000	$36,282	$70,182	$(211)	$370,244
Interest and other financial expenses, net				$(23,248)		$(23,248)
Income from equity investment					$95	$95

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Nine Months Ended September 30, 2024	(in thousands)
Revenues
Fuel revenue	$2,730,583	$2,147,853	$398,266	$3,017	$23,015	$5,302,734
Merchandise revenue	1,358,519	—	—	—	—	1,358,519
Other revenues, net	49,496	20,459	7,004	638	1,003	78,600
Total revenues from external customers	$4,138,598	$2,168,312	$405,270	$3,655	$24,018	$6,739,853
Inter-segment revenues	$—	$—	$—	$4,350,161	$15,271	$4,365,432

Fuel costs	$2,402,579	$2,079,777	$350,309	$4,271,001
Merchandise costs	913,823
Salaries and wages	249,144
Credit card fees	71,385	5,912	3,226
Rent	108,285	17,135	8,362
Repairs and maintenance	47,383	2,402	3,233
Other segment expenses	126,467	3,233	4,040	8,156	39,725
Operating income (loss) from segments	$219,532	$59,853	$36,100	$74,659	$(436)	$389,708
Interest and other financial expenses, net				$(23,701)		$(23,701)
Income from equity investment					$79	$79

A reconciliation of operating income from reportable segments to consolidated income before income taxes on the condensed consolidated statements of operations was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating income from reportable segments	$138,117	$143,604	$370,455	$390,144
All other operating loss	(229)	(244)	(211)	(436)
Intercompany charges by GPMP [1]	(26,762)	(28,074)	(77,620)	(82,233)
Interest and other financial expenses, net	(7,973)	(8,590)	(23,248)	(23,701)
Amounts not allocated to segments:
Site operating expenses	(2,862)	(3,497)	(8,956)	(10,429)
General and administrative expenses	(39,232)	(37,773)	(119,939)	(120,605)
Depreciation and amortization	(31,105)	(31,288)	(95,914)	(92,894)
Other (expenses) income, net	(2,003)	(1,159)	13,035	(3,896)
Interest and other financial expenses, net	(12,172)	(15,034)	(30,266)	(23,747)
Income before income taxes	$15,779	$17,945	$27,336	$32,203

1 Represents the estimated fixed margin or fixed fee (currently 5.0 cents per gallon) paid to GPMP for the cost of fuel and recorded by GPMP as inter-segment revenues.

11. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is subject to certain federal and state environmental laws and regulations associated with sites at which it stores and sells fuel and other fuel products, as well as at owned and leased locations leased or subleased to dealers. As of September 30, 2025 and December 31, 2024, environmental obligations totaled $11.1 million and $11.3 million, respectively. These amounts were recorded as other current and non-current liabilities on the condensed consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or changes in federal and/or state environmental regulations.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle it to be reimbursed for remediation costs. Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $6.8 million and $6.5 million as of September 30, 2025 and December 31, 2024, respectively, and were recorded as other current and non-current assets on the condensed consolidated balance sheets.

Asset Retirement Obligation

As part of the fuel operations at its retail convenience stores and proprietary cardlock locations, at most of the owned and leased locations leased to dealers, at certain other dealer locations and at third-party cardlock locations where the Company owns storage tanks or has otherwise agreed to be contractually liable for tank maintenance, there are aboveground and underground storage tanks for which the Company is responsible. The future cost to remove a storage tank is recognized over the estimated remaining useful life of the storage tank, or if sooner, the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a storage tank is installed. The estimated liability is based upon historical experience in removing storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The Company has recorded an asset retirement obligation of $89.1 million and $88.1 million at September 30, 2025 and December 31, 2024, respectively. The current portion of the asset retirement obligation is included in other current liabilities on the condensed consolidated balance sheets.

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

Following mediation, the parties negotiated and executed a settlement agreement, which was filed in court along with a compliant requesting collective action treatment. In June 2025, the court approved the proposed settlement agreement and treating the case as a collective action. The amount payable by the Company will depend on how many of the store managers opt into the collective action. In the first quarter of 2025, approximately $2.0 million was accrued related to this matter, which was included in general and administrative expenses on the condensed consolidated statements of operations for the nine months ended September 30, 2025. The ultimate resolution of the matter, which is expected to occur by the middle of 2026, could result in an additional loss of up to $1.2 million in excess of the amount accrued due to the Company’s incurrence of settlement fees to employees, attorneys fees, employer taxes and administrative costs.

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

Based in Richmond, VA, we are a leading independent convenience store operator and, as of September 30, 2025, we were one of the largest convenience store chains in the United States (“U.S.”) ranked by store count, operating 1,182 retail convenience stores. As of September 30, 2025, we also supplied fuel to 2,053 dealers locations and operated 288 cardlock locations (unstaffed fueling locations). We are well diversified geographically and, as of September 30, 2025, operated in the District of Columbia and more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern U.S.

Our retail segment includes the operation of a chain of retail stores, which includes convenience stores selling fuel products and merchandise to retail customers, from which we generate a significant portion of our revenue and a large proportion of our profitability. As of September 30, 2025, we operated the stores under more than 25 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, Corner Mart, Dixie Mart, ExpressStop, E-Z Mart®, fas mart®, fastmarket®, Flash Market, Handy Mart, Jetz, Jiffi Stop®, Jiffy Stop, Li’l Cricket, Market Express, Next Door Store®, Pride, Roadrunner Markets, Rose Mart, Rstore, Scotchman®, shore stop®, Speedy’s, SpeedyQ, Town Star, Uncle’s, Village Pantry® and Young’s. We focus our marketing and merchandising initiatives at our retail stores on offering our customers an assortment of products with an attractive value proposition. Our retail offering includes a wide array of cold and hot foodservice, beverages, cigarettes and other tobacco products, candy, salty snacks, grocery, beer and general merchandise. We have foodservice offerings at approximately 1,015 stores, which include hot and fresh grab-n-go foods, deli, fried chicken, bakery, pizza, roller grill items and other prepared foods. We supplement our foodservice offering with approximately 90 quick service major national brand restaurants. Relevant and delicious food offerings are a key strategic priority for us, and we followed up on the launch of the flagship location of our new format store program in June 2025 by reopening an additional location in early August 2025, as described in more detail below. Additionally, we provide a number of traditional convenience store services, including lottery, prepaid products, gift cards, money orders, ATMs, gaming, and other ancillary product and service offerings. We also generate revenues from car washes at approximately 70 of our locations.

We had approximately 2.39 million enrolled members in our fas REWARDS® loyalty program at the end of the third quarter of 2025, representing an increase of 7.1% from the end of the third quarter of 2024. Our fas REWARDS® loyalty program is available in all of our retail stores and offers enrolled loyalty members in store exclusive promotional pricing, in-app member only deals not available without the app, as well as the ability to earn points that can be redeemed for either fuel or merchandise savings. Other in-app features include order and delivery, age verified offers on tobacco and alcohol, and a store locator with current gas prices at GPM stores nearby.

Starting in the middle of 2024, as part of our Transformation Plan discussed in further detail below, we began to expand our wholesale fuel distribution network by converting a meaningful number of retail locations to dealer sites, which has yielded, and we expect will continue to yield, greater profitability once converted. These sites, coupled with the sale of fuel at cardlock locations and commissions earned from the sales of fuel using proprietary fuel cards that provide customers access to a nationwide network of fueling sites, provide stable, ratable cash flows that, together with free cash flow from our retail segment, can be deployed to pursue accretive acquisitions and invest in our business. The wholesale segment adds significant fuel volumes to our robust retail fuel sales, which we believe enhances our purchasing power for our entire platform, including our retail segment, and improves our competitiveness as an acquirer of choice.

Description of Segments

Retail Segment

Our retail segment includes the operation of a chain of retail stores, which includes convenience stores selling fuel products and merchandise to retail customers. At our convenience stores, we own the merchandise and fuel inventory and employ personnel to manage the store.

Wholesale Segment

Our wholesale segment supplies fuel to dealers, sub-wholesalers, and bulk and spot purchasers, on either a cost plus basis or consignment basis. For consignment arrangements, we retain ownership of the fuel inventory at the site until the time of sale to the ultimate customer by the dealer, we are responsible for the pricing of the fuel to the end consumer, and we share the gross profit generated from the sale of the fuel by the dealers. In certain cases, gross profit is split based on a percentage and in others, we pay a fixed fee per gallon to the dealer. For cost plus arrangements, we sell fuel to dealers and bulk and spot purchasers on a fixed-fee basis. The sales price is determined according to the terms of the relevant agreement with the dealer, which generally includes a stated reference price for the fuel plus the cost of transportation and a margin. We generally retain any prompt pay discounts and rebates.

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

Multi-Year Transformation Plan

We continue to develop and implement our Transformation Plan, which includes the following elements, among others:

(i)
Leveraging our unique, multi-segment operating model through more active conversion of retail stores within our retail segment to dealer sites within our wholesale segment. Conversions of certain retail stores benefit both our dealers and us. In such cases, dealers can leverage their own scale by taking additional sites, while we realize higher profit from ongoing fuel supply agreements and rental income than from continuing to operate these stores in our retail segment. These conversions also allow us to focus on and better prioritize future investments in our remaining retail stores. During the three months ended September 30, 2025, we converted 65 retail stores to dealer sites, for a total of 194 stores converted in the nine months ended September 30, 2025, and a total of 347 stores converted since the beginning of the retail store conversion initiative in the middle of 2024. We expect to convert a meaningful number of additional stores throughout the balance of 2025 and 2026. These conversions have resulted in approximately $6.5 million in incremental operating income before general and administrative expenses for the nine months ended September 30, 2025.
(ii)
Additional targeted capital allocation toward strategic sub-segments of our retail stores, with a goal of increasing traffic and improving profitability. These investments will be guided by our pilot program of new format stores designed to elevate the customer experience and better reflect our commitment to foodservice, convenience, efficiency, and community connection. This new format includes a completely new inside and outside the store, a modernized layout, and we have introduced our new food and beverage concept, fas craves, which elevates our assortment of hot, cold and grab-n-go food and dispensed beverage offerings. This retail store remodeling pilot program consists of seven stores in the new format within one of our regions, with plans for a region-wide rollout before, ultimately, the expansion of this program across our retail footprint. We reopened two new format stores during the summer of 2025, including the flagship location of the program, and plan to reopen a third location during the fourth quarter of 2025 and the remaining four stores in the first half of 2026.
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

The following tables provide a history of our acquisitions, site conversions and site closings, including as part of our Transformation Plan, for the periods noted, for the retail, wholesale and fleet fueling segments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Retail Segment	2025	2024	2025	2024
Number of sites at beginning of period	1,254	1,548	1,389	1,543
Acquired sites	—	—	—	21
Newly opened or reopened sites	1	1	3	2
Company-controlled sites converted to consignment or fuel supply locations, net	(65)	(49)	(194)	(51)
Sites closed, divested or converted to rentals	(8)	(9)	(16)	(24)
Number of sites at end of period	1,182	1,491	1,182	1,491

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Wholesale Segment [1]	2025	2024	2025	2024
Number of sites at beginning of period	2,014	1,794	1,922	1,825
Newly opened or reopened sites [2]	6	10	16	30
Consignment or fuel supply locations converted from Company-controlled sites, net	65	49	194	51
Closed or divested sites	(32)	(21)	(79)	(74)
Number of sites at end of period	2,053	1,832	2,053	1,832

1 Excludes bulk and spot purchasers.

2 Includes all signed fuel supply agreements irrespective of fuel distribution commencement date.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Fleet Fueling Segment	2025	2024	2025	2024
Number of sites at beginning of period	287	294	280	298
Newly opened or reopened sites	2	1	11	1
Closed or divested sites	(1)	(14)	(3)	(18)
Number of sites at end of period	288	281	288	281

Trends Impacting Our Business

We achieved strong store growth over the last decade, driven primarily by a highly successful acquisition strategy, inclusive of 26 completed acquisitions from 2013 through September 30, 2025. Most recently, on April 9, 2024, we completed our acquisition of 21 SpeedyQ Markets convenience stores located in Michigan (the “SpeedyQ Acquisition”). Our strategic acquisitions, as well as the conversion of a meaningful number of retail locations to dealer sites, have had, and may continue to have, a significant impact on our reported results, which can make period to period comparisons difficult.

In the first quarter of 2025, we opened a Dunkin’ store and a fastmarket® location. Additionally, one additional NTI (new to industry) store (which included the fas craves concept) opened in July 2025 and we have begun working on three more NTI stores, of which two are targeted to open in the fourth quarter of 2025. Additionally, we are advancing a number of NTI cardlock locations with target openings during 2026, which we anticipate will have a positive impact on our results of operations given the attractive, recurring cash flow profile of this business.

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

Additionally, the significant increase in the rate of inflation in the U.S. in recent years and the effect of higher prevailing interest rates have increased merchandise cost and reduced consumer purchasing power. We have mitigated the impact of a portion of these higher costs on operating results with retail price increases. The persistence of, or increase in, inflation could negatively impact the demand for our products and services, including due to consumers reducing travel, which could reduce sales volumes. Because of recent and current labor market conditions and the prevailing wage rates in the markets in which we operate, we have increased wages, which has increased, and may continue to increase, our costs associated with recruiting and retaining qualified personnel. Additionally, any major changes in tax or trade policy between the U.S. and countries from which we or our suppliers source merchandise and other products for our sites, such as the imposition of additional tariffs or duties on imported products, could require that we take certain actions, including raising prices on products we sell and seeking alternative sources of supply. Further, any major changes could lead to significant cost increases and delays in opening remodeled or new convenience stores or other improvements to our sites.

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

Legislative Update

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law. The OBBB reinstated several key income tax provisions that were initially part of the U.S. Tax Cuts and Jobs Act of 2017, but which had been phased out in recent years or were set to expire in 2025, and made other changes to income tax provisions, many of which are not effective until 2026. The OBBB, among other things, repealed the mandatory capitalization of domestic research and development expenditures under Internal Revenue Code Section 174, extended the ability to take 100% bonus depreciation, reinstituted the EBITDA based Section 163(j) calculation, revised international tax regimes, and accelerated the phase out of clean energy credits.

We have evaluated the impact of the OBBB and reflected the projected effects in the Quarterly Financial Statements (as defined below). Specifically, we anticipate a favorable impact on the timing of cash paid for taxes during 2025, resulting in a reduction of approximately $8.0 million for the full year 2025. We do not anticipate the OBBB to have a material impact on our effective tax rate for 2025. We will continue to monitor future guidance and developments related to the OBBB and will update our income tax disclosures as appropriate.

Seasonality

Our business is seasonal, and our operating income in the second and third quarters has historically been significantly greater than in the first and fourth quarters as a result of the generally favorable climate and seasonal buying patterns of our customers.

Results of Operations for the three and nine months ended September 30, 2025 and 2024

The period-to-period comparisons of our results of operations contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation have been prepared using our condensed consolidated unaudited interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Financial Statements”). The following discussion should be read in conjunction with the Quarterly Financial Statements. All figures for fuel costs, fuel contribution and fuel margin per gallon exclude the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel (intercompany charges by GPMP).

Consolidated Results

The table below shows our consolidated results for the three and nine months ended September 30, 2025 and 2024, together with certain key metrics.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:	(in thousands)
Fuel revenue	$1,599,990	$1,783,871	$4,616,448	$5,302,734
Merchandise revenue	389,727	469,616	1,144,338	1,358,519
Other revenues, net	31,116	25,749	88,471	78,600
Total revenues	2,020,833	2,279,236	5,849,257	6,739,853
Operating expenses:
Fuel costs	1,453,175	1,626,399	4,195,877	4,855,462
Merchandise costs	258,248	315,597	760,804	913,823
Site operating expenses	198,491	222,744	600,925	665,366
General and administrative expenses	40,048	38,636	122,403	123,230
Depreciation and amortization	32,944	33,132	101,433	98,425
Total operating expenses	1,982,906	2,236,508	5,781,442	6,656,306
Other expenses (income), net	2,003	1,159	(13,035)	3,896
Operating income	35,924	41,569	80,850	79,651
Interest and other financial expenses, net	(20,145)	(23,624)	(53,514)	(47,448)
Income before income taxes	15,779	17,945	27,336	32,203
Income tax expense	(2,368)	(8,300)	(6,546)	(9,139)
Income from equity investment	48	29	95	79
Net income attributable to ARKO Corp.	$13,459	$9,674	$20,885	$23,143
Series A redeemable preferred stock dividends	(1,450)	(1,446)	(4,301)	(4,305)
Net income attributable to common shareholders	$12,009	$8,228	$16,584	$18,838
Fuel gallons sold	537,852	565,042	1,559,378	1,651,964
Fuel margin, cents per gallon [1]	27.3	27.9	27.0	27.1
Merchandise contribution [2]	$131,479	$154,019	$383,534	$444,696
Merchandise margin [3]	33.7%	32.8%	33.5%	32.7%
Adjusted EBITDA [4]	$75,161	$78,777	$182,954	$192,012
Non-cash rent expense [5]	$2,995	$3,634	$9,405	$10,805

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

Three Months Ended September 30, 2025 versus Three Months Ended September 30, 2024

For the three months ended September 30, 2025, fuel revenue decreased by $183.9 million, or 10.3%, compared to the third quarter of 2024. The decrease in fuel revenue was attributable primarily to a decrease in the average price of fuel compared to the third quarter of 2024 and fewer gallons sold in the third quarter of 2025 compared to the third quarter of 2024 due to a challenging macroeconomic environment.

For the three months ended September 30, 2025, merchandise revenue decreased by $79.9 million, or 17.0%, compared to the third quarter of 2024, primarily due to a decrease in merchandise revenue from retail stores that we closed or converted to dealers since the middle of 2024 as well as a decrease in same store merchandise revenues.

For the three months ended September 30, 2025, other revenues, net increased by $5.4 million, or 20.8%, compared to the third quarter of 2024, primarily due to the net impact of additional income from retail stores that we converted to dealers since the middle of 2024.

For the three months ended September 30, 2025, total operating expenses decreased by $253.6 million compared to the third quarter of 2024. Fuel costs decreased $173.2 million, or 10.7%, compared to the third quarter of 2024, and merchandise costs decreased $57.3 million, or 18.2%, compared to the third quarter of 2024, consistent with the reduction in fuel and merchandise revenues. For the three months ended September 30, 2025, site operating expenses decreased $24.3 million, or 10.9%, compared to the third quarter of 2024 primarily due to lower expenses from retail stores that we closed or converted to dealers, and lower personnel costs and credit card fees in same stores, which were partially offset by an increase in other same store expenses, primarily related to repairs and maintenance.

For the three months ended September 30, 2025, general and administrative expenses increased $1.4 million, or 3.7%, compared to the third quarter of 2024, due to a $1.7 million increase in share-based compensation expense.

For the three months ended September 30, 2025 and 2024, depreciation and amortization expenses decreased $0.2 million, or 0.6%, compared to the third quarter of 2024.

For the three months ended September 30, 2025, other expenses, net increased $0.8 million, compared to the third quarter of 2024 primarily due to higher acquisitions and divestiture costs, which was primarily offset by fewer losses on disposal of assets and impairment charges in the third quarter of 2025 compared to the third quarter of 2024.

For the three months ended September 30, 2025, operating income was $35.9 million compared to $41.6 million for the three months ended September 30, 2024. The decrease was primarily due to lower same store merchandise and fuel contribution, and higher same store operating expenses and general and administrative expenses, which were partially offset by the net benefit of the retail stores that we closed or converted to dealers.

For the three months ended September 30, 2025, interest and other financial expenses, net decreased by $3.5 million compared to the third quarter of 2024, primarily related to lower average interest rates in the third quarter of 2025, and a decrease of $2.1 million in expense recorded in the third quarter of 2025 compared to the third quarter of 2024 for fair value adjustments related to the Public Warrants, Private Warrants and Additional Deferred Shares (each as defined in Note 9 to the Quarterly Financial Statements).

For the three months ended September 30, 2025 and 2024, income tax expense was $2.4 million and $8.3 million, respectively.

For the three months ended September 30, 2025 and 2024, net income attributable to the Company was $13.5 million and $9.7 million, respectively.

For the three months ended September 30, 2025 and 2024, Adjusted EBITDA was $75.2 million and $78.8 million, respectively. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Nine Months Ended September 30, 2025 versus Nine Months Ended September 30, 2024

For the nine months ended September 30, 2025, fuel revenue decreased by $686.3 million, or 12.9%, compared to the first three quarters of 2024. The decrease in fuel revenue was attributable primarily to a decrease in the average price of fuel compared to the first three quarters of 2024 and fewer gallons sold in the first three quarters of 2025 compared to the first three quarters of 2024, due to a challenging macroeconomic environment, as well as severe weather conditions in January and February 2025 in certain of the markets in which we operate.

For the nine months ended September 30, 2025, merchandise revenue decreased by $214.2 million, or 15.8%, compared to the first three quarters of 2024, primarily due to a decrease in merchandise revenue from retail stores that we closed or converted to dealers since the middle of 2024 as well as a decrease in same store merchandise revenues.

For the nine months ended September 30, 2025, other revenue increased by $9.9 million, or 12.6%, compared to the first three quarters of 2024, primarily due to the net impact of additional income from retail stores that we converted to dealers since the middle of 2024.

For the nine months ended September 30, 2025, total operating expenses decreased by $874.9 million, or 13.1%, compared to the first three quarters of 2024. Fuel costs decreased $659.6 million, or 13.6%, compared to the first three quarters of 2024, and merchandise costs decreased $153.0 million, or 16.7%, compared to the first three quarters of 2024, consistent with the reduction in fuel and merchandise revenues. For the nine months ended September 30, 2025, site operating expenses decreased $64.4 million, or 9.7%, compared to the first three quarters of 2024 due to a decrease in same store expenses, including lower personnel costs and credit card fees, partially offset by higher repair and maintenance expenses including higher snow removal expenses resulting from severe weather conditions in certain of the markets in which we operate, and lower expenses from retail stores that we closed or converted to dealers, slightly offset by incremental expenses as a result of the SpeedyQ Acquisition.

For the nine months ended September 30, 2025, general and administrative expenses decreased $0.8 million, or 0.7%, compared to the first three quarters of 2024.

For the nine months ended September 30, 2025, depreciation and amortization expenses increased $3.0 million, or 3.1%, compared to the first three quarters of 2024 primarily due to assets acquired in the trailing 12-month period.

For the nine months ended September 30, 2025, other income, net increased by $16.9 million, compared to the first three quarters of 2024, primarily due to a gain of approximately $20.8 million related to the expiration of a real estate purchase option received in 2021 in connection with our acquisition of certain ExpressStop convenience stores that was accounted for as a sale-leaseback, partially offset by higher acquisition and divestiture costs in the first three quarters of 2025 compared to the first three quarters of 2024.

For the nine months ended September 30, 2025, operating income was $80.9 million compared to $79.7 million for the nine months ended September 30, 2024. The increase was primarily due to lower same store merchandise and fuel contribution and higher depreciation and amortization expenses, partially offset by the gain on the aforementioned sale-leaseback and the benefit from retail stores that we closed or converted to dealers.

For the nine months ended September 30, 2025, interest and other financial expenses, net increased by $6.1 million compared to the first three quarters of 2024, primarily related to a decrease of $2.2 million in income recorded in the first three quarters of 2025 compared to the first three quarters of 2024 for fair value adjustments related to the Public Warrants, Private Warrants and Additional Deferred Shares and approximately $9.2 million recorded as financial income in the first three quarters of 2024 related to the issuance of the shares as payment of deferred consideration and the settlement of deferred consideration related to the TEG acquisition, partially offset by higher interest income generated and lower average interest rates in the first three quarters of 2025.

For the nine months ended September 30, 2025 and 2024, income tax expense was $6.5 million and $9.1 million, respectively.

For the nine months ended September 30, 2025 and 2024, net income attributable to the Company was $20.9 million and $23.1 million, respectively.

For the nine months ended September 30, 2025 and 2024, Adjusted EBITDA was $183.0 million and $192.0 million, respectively. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

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

Retail Segment

The table below shows the results of the retail segment for the three and nine months ended September 30, 2025 and 2024, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:	(in thousands)
Fuel revenue	$744,405	$929,783	$2,183,194	$2,730,583
Merchandise revenue	389,727	469,616	1,144,338	1,358,519
Other revenues, net	14,715	16,082	43,884	49,496
Total revenues	1,148,847	1,415,481	3,371,416	4,138,598
Operating expenses:
Fuel costs [1]	640,278	812,693	1,885,922	2,402,579
Merchandise costs	258,248	315,597	760,804	913,823
Site operating expenses	172,851	202,097	526,699	602,664
Total operating expenses	1,071,377	1,330,387	3,173,425	3,919,066
Operating income	$77,470	$85,094	$197,991	$219,532
Fuel gallons sold	238,622	283,189	703,987	822,134
Same store fuel gallons sold decrease (%) [2]	(4.7%)	(6.6%)	(5.8%)	(6.6%)
Fuel contribution [3]	$104,127	$117,090	297,272	328,004
Fuel margin, cents per gallon [4]	43.6	41.3	42.2	39.9
Same store fuel contribution [2,3]	$102,336	$103,589	$289,577	$294,918
Same store merchandise sales decrease (%) [2]	(2.2%)	(7.7%)	(4.4%)	(5.7%)
Same store merchandise sales excluding cigarettes decrease (%) [2]	(0.9%)	(5.7%)	(3.0%)	(4.3%)
Merchandise contribution [5]	$131,479	$154,019	$383,534	$444,696
Merchandise margin [6]	33.7%	32.8%	33.5%	32.7%

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

Three Months Ended September 30, 2025 versus Three Months Ended September 30, 2024

Retail Revenues

For the three months ended September 30, 2025, fuel revenue decreased by $185.4 million, or 19.9%, compared to the third quarter of 2024. The decrease in fuel revenue was attributable to a decrease in gallons sold at same stores of approximately 4.7%, or 11.5 million gallons, reflecting the challenging macroeconomic environment, and a $0.16 per gallon decrease in the average retail price of fuel in the third quarter of 2025 compared to the third quarter of 2024, primarily due to market factors. Retail stores that we closed or converted to dealers since the middle of 2024 also negatively impacted gallons sold by 33.6 million gallons.

For the three months ended September 30, 2025, merchandise revenue decreased by $79.9 million, or 17.0%, compared to the third quarter of 2024, primarily due to a decline in customer transactions reflecting the challenging macroeconomic environment, and a decrease in merchandise revenue of $71.7 million from retail stores that we closed or converted to dealers since the middle of 2024. Same store merchandise sales decreased $8.8 million, or 2.2%, for the third quarter of 2025 compared to the third quarter of 2024. Approximately two-thirds of the decline in same store merchandise revenue resulted from lower revenues from cigarettes.

For the three months ended September 30, 2025, other revenues, net decreased by $1.4 million, or 8.5%, compared to the third quarter of 2024, primarily due to a decrease in other revenues of $1.7 million from retail stores that we closed or converted to dealers since the middle of 2024.

Retail Operating Income

For the three months ended September 30, 2025, fuel contribution decreased $13.0 million, or 11.1%, compared to the third quarter of 2024, primarily due to a $11.9 million decrease in fuel contribution related to retail stores that we closed or converted to dealers since the middle of 2024 compared to the third quarter of 2024 and a same store fuel contribution decrease of $1.3 million.

Fuel margin per gallon at same stores for the third quarter of 2025 increased to 43.8 cents per gallon from 42.3 cents per gallon for the third quarter of 2024.

For the three months ended September 30, 2025, merchandise contribution decreased $22.5 million, or 14.6%, compared to the third quarter of 2024, while merchandise margin increased to 33.7% from 32.8% in the third quarter of 2024. The decrease in merchandise contribution was due to a $22.2 million decrease in merchandise contribution related to retail stores that we closed or converted to dealers since the middle of 2024 and a $0.7 million decrease in same store merchandise contribution. Same store merchandise margin was 33.8% in the third quarter of 2025 compared to 33.2% in the third quarter of 2024.

For the three months ended September 30, 2025, site operating expenses decreased $29.2 million, or 14.5%, compared to the three months ended September 30, 2024 primarily due to $33.0 million of reduced expenses related to retail stores that we closed or converted to dealers since the middle of 2024, which was partially offset by an increase in same store operating expenses of $2.9 million, or 1.8%, primarily due to higher repair and maintenance expenses, which were slightly offset by lower personnel costs and credit card fees.

Nine Months Ended September 30, 2025 versus Nine Months Ended September 30, 2024

Retail Revenues

For the nine months ended September 30, 2025, fuel revenue decreased by $547.4 million, or 20.0%, compared to the first three quarters of 2025. The decrease in fuel revenue was attributable to a decrease in same store gallons sold of approximately 5.8%, or 42.1 million gallons, reflecting the challenging macroeconomic environment as well as severe weather conditions in January and February 2025 in certain of the markets in which we operate, and a $0.22 per gallon decrease in the average retail price of fuel in the first three quarters of 2025 compared to the first three quarters of 2024, primarily due to market factors. Retail stores which we closed or converted to dealers since the middle of 2024 also negatively impacted gallons sold by 79.6 million gallons. Partially offsetting these decreases were an incremental 2.6 million gallons sold, or $6.2 million in fuel revenue, contributed by the SpeedyQ Acquisition.

For the nine months ended September 30, 2025, merchandise revenue decreased by $214.2 million, or 15.8%, compared to the first three quarters of 2024, primarily caused by a decline in customer transactions reflecting the challenging macroeconomic environment as well as severe weather conditions in January and February 2025 in certain of the markets in which we operate, and a decrease in merchandise revenue of $169.4 million from retail stores that we closed or converted to dealers since the middle of 2024. Same store merchandise sales decreased $50.9 million, or 4.4%, for the first three quarters of 2025 compared to the first three quarters of 2024. Approximately half of the decline in same store merchandise revenue was caused by lower revenues from cigarettes. The SpeedyQ Acquisition contributed approximately $5.6 million of incremental merchandise revenue.

For the nine months ended September 30, 2025, other revenues, net decreased by $5.6 million, or 11.3%, compared to the first three quarters of 2024, primarily due to a decrease in other revenues of $4.2 million from retail stores that we closed or converted to dealers since the middle of 2024 and a decrease of $1.8 million in same store other revenues principally due to reduced lottery commissions, partially offset by additional income from the SpeedyQ Acquisition.

Retail Operating Income

For the nine months ended September 30, 2025, fuel contribution decreased $30.7 million, or 9.4%, compared to the same period in 2024. The decrease in fuel contribution was due to a decrease of $27.1 million related to retail stores that we closed or converted to dealers since the middle of 2024. In addition, the same store fuel contribution decrease of $5.3 million was partially offset by incremental fuel contribution from the SpeedyQ Acquisition of approximately $1.2 million. Same store fuel margin per gallon for the first three quarters of 2025 increased to 42.3 cents per gallon from 40.6 cents per gallon for the first three quarters of 2024.

For the nine months ended September 30, 2025, merchandise contribution decreased $61.2 million, or 13.8%, compared to the same period in 2024, while merchandise margin increased to 33.5% compared to 32.7% in the prior period. The decrease in merchandise contribution was due to a $53.0 million decrease related to retail stores that we closed or converted to dealers since the middle of 2024 and a decrease in same store merchandise contribution of approximately $11.0 million, partially offset by $2.1 million in incremental merchandise contribution from the SpeedyQ Acquisition. Same store merchandise margin was 33.6% in the first three quarters of 2025 compared to 33.1% in the first three quarters of 2024.

For the nine months ended September 30, 2025, site operating expenses decreased $76.0 million, or 12.6%, compared to the nine months ended September 30, 2024, primarily due to $80.6 million of reduced expenses related to retail stores that we closed or converted to dealers since the middle of 2024, and a decrease in same store operating expenses of $0.7 million, or 0.1%, related to lower personnel costs and credit card fees, partially offset by higher repair and maintenance expenses, including higher snow removal expenses resulting from severe weather conditions in certain of the markets in which we operate. These decreases were partially offset by $3.7 million of incremental expenses related to the SpeedyQ Acquisition.

Wholesale Segment

The table below shows the results of the wholesale segment for the three and nine months ended September 30, 2025 and 2024, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:	(in thousands)
Fuel revenue	$725,990	$720,646	$2,052,153	$2,147,853
Other revenues, net	13,697	6,751	36,550	20,459
Total revenues	739,687	727,397	2,088,703	2,168,312
Operating expenses:
Fuel costs [1]	700,922	697,286	1,981,649	2,079,777
Site operating expenses	14,637	9,817	41,054	28,682
Total operating expenses	715,559	707,103	2,022,703	2,108,459
Operating income	$24,128	$20,294	$66,000	$59,853
Fuel gallons sold – fuel supply locations	220,220	203,187	624,826	593,479
Fuel gallons sold – consignment agent locations	40,191	39,155	115,635	115,997
Fuel margin, cents per gallon [2] – fuel supply locations	6.3	5.9	6.2	6.1
Fuel margin, cents per gallon [2] – consignment agent locations	27.7	28.8	27.4	27.7

1 Excludes the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Note: Comparable wholesale sites exclude retail stores converted to dealers, until the first quarter in which these dealer sites had a full quarter of wholesale activity in the prior year. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure.

Three Months Ended September 30, 2025 versus Three Months Ended September 30, 2024

Wholesale Revenues

For the three months ended September 30, 2025, fuel revenue increased by $5.3 million, or 0.7%, compared to the third quarter of 2024, primarily due to an 18.1 million, or 7.5%, increase in gallons sold, partially offset by a decrease in the average price of fuel in the third quarter of 2025 compared to the third quarter of 2024. Of total gallons sold, the retail stores that we converted to dealers since the middle of 2024 contributed 24.5 million gallons, which were partially offset by lower volumes at comparable wholesale sites, reflecting the challenging macroeconomic environment.

Wholesale Operating Income

For the three months ended September 30, 2025, wholesale operating income increased $3.8 million, compared to the third quarter of 2024. Additional operating income from retail sites converted to dealers since the middle of 2024 more than offset reduced operating income at comparable wholesale sites. An increase of approximately $6.9 million in other revenues, net, combined with an increase in fuel contribution of approximately $1.7 million was partially offset by an increase in site operating expenses of $4.8 million in the third quarter of 2025 compared to the third quarter of 2024. These increases were primarily due to the retail stores we converted to dealers since the middle of 2024.

At fuel supply locations, fuel contribution increased by $1.8 million, and fuel margin per gallon also increased for the third quarter of 2025 compared to the third quarter of 2024, due to $2.0 million of incremental contribution from the retail stores converted to dealers, which was partially offset by lower volumes at comparable fuel supply wholesale sites and decreased prompt pay discounts related to lower fuel costs.

At consignment agent locations, fuel contribution decreased $0.1 million, and fuel margin per gallon also decreased for the third quarter of 2025 compared to the third quarter of 2024, due to lower volumes at comparable consignment agent wholesale sites and decreased prompt pay discounts related to lower fuel costs, which were partially offset by $0.5 million of incremental contribution from the retail stores converted to dealers.

Nine Months Ended September 30, 2025 versus Nine Months Ended September 30, 2024

Wholesale Revenues

For the nine months ended September 30, 2025, fuel revenue decreased by $95.7 million, or 4.5%, compared to the first three quarters of 2024, primarily due to a decrease in the average price of fuel in the first three quarters of 2025 compared to the first three quarters of 2024, partially offset by a 31.0 million, or 4.4%, increase in gallons sold. Of total gallons sold, the retail stores that we converted to dealers since the middle of 2024 contributed 57.6 million gallons, which were partially offset by lower volumes at comparable wholesale sites, reflecting the challenging macroeconomic environment.

Wholesale Operating Income

For the nine months ended September 30, 2025, wholesale operating income increased $6.1 million, compared to the first three quarters of 2024. Additional operating income from retail sites converted to dealers since the middle of 2024 more than offset reduced operating income at comparable wholesale sites. An increase of approximately $16.1 million in other revenues, net, combined with an increase in fuel contribution of approximately $2.4 million, was partially offset by an increase in site operating expenses of $12.4 million in the first three quarters of 2025 compared to the first three quarters of 2024. These increases were primarily due to the retail stores we converted to dealers since the middle of 2024.

At fuel supply locations, fuel contribution increased by $2.9 million, and fuel margin per gallon also increased for the first three quarters of 2025 compared to the first three quarters of 2024, due to $4.6 million of incremental contribution from the retail stores converted to dealers, which was partially offset by decreased prompt pay discounts related to lower fuel costs and lower volumes at comparable fuel supply wholesale sites primarily due to the macroeconomic environment and severe weather conditions in January and February 2025 in certain of the markets in which we operate.

At consignment agent locations, fuel contribution decreased $0.5 million and fuel margin per gallon also decreased for the first three quarters of 2025 compared to the first three quarters of 2024, due to decreased prompt pay discounts related to lower fuel costs and lower volumes at comparable wholesale sites, primarily due to the macroeconomic environment and severe weather conditions in January and February 2025 in certain of the markets in which we operate, which was partially offset by the incremental contribution of $1.3 million from the retail stores converted to dealers.

Fleet Fueling Segment

The table below shows the results of the fleet fueling segment for the three and nine months ended September 30, 2025 and 2024, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:	(in thousands)
Fuel revenue	$122,692	$125,933	$359,219	$398,266
Other revenues, net	2,240	2,335	6,603	7,004
Total revenues	124,932	128,268	365,822	405,270
Operating expenses:
Fuel costs [1]	105,952	109,752	309,409	350,309
Site operating expenses	6,769	5,876	20,131	18,861
Total operating expenses	112,721	115,628	329,540	369,170
Operating income	$12,211	$12,640	$36,282	$36,100
Fuel gallons sold – proprietary cardlock locations	33,124	34,089	98,039	103,216
Fuel gallons sold – third-party cardlock locations	3,458	3,105	9,926	9,575
Fuel margin, cents per gallon [2] – proprietary cardlock locations	48.9	46.1	48.9	45.3
Fuel margin, cents per gallon [2] – third-party cardlock locations	15.3	15.5	18.4	12.2

1 Excludes the estimated fixed fee paid to GPMP for the cost of fuel.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended September 30, 2025 versus Three Months Ended September 30, 2024

Fleet Fueling Revenues

For the three months ended September 30, 2025, fuel revenue decreased by $3.2 million, or 2.6%, compared to the third quarter of 2024. Fleet fueling revenues were negatively impacted by a 1.6% decrease in gallons sold due primarily to movements in crude oil pricing that impacted certain markets in which we operate, and a decrease in the average price of fuel in the third quarter of 2025 compared to the third quarter of 2024.

Fleet Fueling Operating Income

For the three months ended September 30, 2025, fuel contribution increased by $0.6 million compared to the third quarter of 2024. At proprietary cardlocks, fuel contribution increased by $0.5 million, and fuel margin per gallon also increased for the third quarter of 2025 compared to the third quarter of 2024, primarily due to favorable diesel margins. At third-party cardlock locations, fuel contribution increased $0.1 million, while fuel margin per gallon decreased slightly for the third quarter of 2025 compared to the third quarter of 2024.

For the three months ended September 30, 2025, site operating expenses increased $0.9 million compared to the three months ended September 30, 2024, primarily due to higher insurance and repair and maintenance expenses.

Nine Months Ended September 30, 2025 versus Nine Months Ended September 30, 2024

Fleet Fueling Revenues

For the nine months ended September 30, 2025, fuel revenue decreased by $39.0 million, or 9.8%, compared to the first three quarters of 2024. Fleet fueling revenues were negatively impacted a 4.3% decrease in gallons sold due primarily to movements in crude oil pricing and severe weather conditions in January and February 2025 that impacted certain of the markets in which we operate, and a decrease in the average price of fuel in the first three quarters of 2025 compared to the first three quarters of 2024.

Fleet Fueling Operating Income

For the nine months ended September 30, 2025, fuel contribution increased by $1.9 million compared to the first three quarters of 2024. At proprietary cardlocks, fuel contribution increased by $1.2 million, and fuel margin per gallon also increased for the first three quarters of 2025 compared to the first three quarters of 2024, primarily due to favorable diesel margins. At third-party cardlock locations, fuel contribution increased $0.7 million, and fuel margin per gallon also increased for the first three quarters of 2025 compared to the first three quarters of 2024, primarily due to the closure of underperforming third-party locations.

For the nine months ended September 30, 2025, site operating expenses increased $1.3 million compared to the nine months ended September 30, 2024, primarily due to higher rent and insurance.

GPMP Segment

The table below shows the results of the GPMP segment for the three and nine months ended September 30, 2025 and 2024, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:	(in thousands)
Fuel revenue – inter-segment [1]	$1,290,789	$1,453,677	$3,712,608	$4,341,765
Fuel revenue – external customers	—	822	849	3,017
Other revenues, net	194	209	540	638
Other revenues, net – inter-segment [1]	2,808	2,852	8,337	8,396
Total revenues	1,293,791	1,457,560	3,722,334	4,353,816
Operating expenses:
Fuel costs	1,266,828	1,429,277	3,644,169	4,271,001
General and administrative expenses	816	863	2,464	2,625
Depreciation and amortization	1,839	1,844	5,519	5,531
Total operating expenses	1,269,483	1,431,984	3,652,152	4,279,157
Operating income	$24,308	$25,576	$70,182	$74,659

Fuel gallons sold – inter-segment	479,168	504,424	1,385,714	1,473,385
Fuel gallons sold – external customers	—	322	217	861
Fuel margin, cents per gallon [2]	5.0	5.0	5.0	5.0

1 Includes the estimated fixed margin or fixed fee paid to GPMP for the cost of fuel.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended September 30, 2025 versus Three Months Ended September 30, 2024

GPMP Revenues

For the three months ended September 30, 2025, fuel revenue decreased by $163.7 million, or 11.3%, compared to the third quarter of 2024. The decrease in fuel revenue was attributable primarily to a decrease in the average price of fuel compared to the third quarter of 2024 and fewer gallons sold in the third quarter of 2025 compared to the third quarter of 2024.

For the three months ended September 30, 2025 and 2024, other revenues, net and inter-segment other revenues, net related to the fixed fee primarily charged to sites primarily in the fleet fueling segment (currently 5.0 cents per gallon sold) were similar.

GPMP Operating Income

Fuel margin decreased by $1.3 million for the third quarter of 2025 compared to the third quarter of 2024, primarily due to fewer gallons sold to the retail segment at a fixed margin.

For the three months ended September 30, 2025, total general, administrative, depreciation and amortization expenses remained consistent with the third quarter of 2024.

Nine Months Ended September 30, 2025 versus Nine Months Ended September 30, 2024

GPMP Revenues

For the nine months ended September 30, 2025, fuel revenue decreased by $631.3 million, or 14.5%, compared to the first three quarters of 2024. The decrease in fuel revenue was attributable to a decrease in both gallons sold and the average price of fuel for the first three quarters of 2025 as compared to the first three quarters of 2024.

For the nine months ended September 30, 2025 and 2024, other revenues, net, and inter-segment other revenues, net related to the fixed fee primarily charged to sites primarily in the fleet fueling segment (currently 5.0 cents per gallon sold) were similar.

GPMP Operating Income

Fuel margin decreased by $4.5 million for the first three quarters of 2025, compared to the first three quarters of 2024, primarily due to fewer gallons sold to the retail segment at a fixed margin.

For the nine months ended September 30, 2025, total general and administrative expenses decreased $0.2 million compared to the first three quarters of 2024, and depreciation and amortization expenses for the first three quarters of 2025 remained consistent with the first three quarters of 2024.

Use of Non-GAAP Measures

We disclose certain measures on a “same store basis,” which is a non-GAAP measure. Information disclosed on a “same store basis” excludes the results of any store that is not a “same store” for the applicable period. A store is considered a same store beginning in the first quarter in which the store had a full quarter of activity in the prior year. We believe that this information is useful for our investors, securities analysts, and other interested parties by providing greater comparability regarding our ongoing operating performance. Neither this measure nor those described below should be considered an alternative to measurements presented in accordance with generally accepted accounting principles in the United States (“GAAP”).

We disclose certain measures on a “comparable wholesale sites” basis, which is a non-GAAP measure. Information disclosed on a “comparable wholesale sites” basis excludes wholesale sites added through retail sites converted to dealers until the first quarter in which these sites had a full quarter of wholesale activity in the prior year. We believe that this information is useful for our investors, securities analysts, and other interested parties by providing greater comparability regarding our ongoing operating performance.

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

EBITDA and Adjusted EBITDA should not be considered as alternatives to any financial measure derived in accordance with GAAP, including net income. The presentations of these non-GAAP measures have limitations as analytical tools and should not be considered in isolation, or as substitutes for the analysis of, our results as reported under GAAP. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

Because non-GAAP financial measures are not standardized, same store measures, comparable wholesale sites, EBITDA and Adjusted EBITDA, as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of these non-GAAP financial measures with those used by other companies.

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net income	$13,459	$9,674	$20,885	$23,143
Interest and other financing expenses, net	20,145	23,624	53,514	47,448
Income tax expense	2,368	8,300	6,546	9,139
Depreciation and amortization	32,944	33,132	101,433	98,425
EBITDA	68,916	74,730	182,378	178,155
Acquisition and divestiture costs (a)	2,815	1,729	5,097	3,919
Loss (gain) on disposal of assets and impairment charges (b)	1,407	1,752	(15,291)	5,137
Share-based compensation expense (c)	3,884	2,149	10,878	8,262
Income from equity investment (d)	(48)	(29)	(95)	(79)
Fuel and franchise taxes received in arrears (e)	—	(862)	—	(1,427)
Adjustment to contingent consideration (f)	(1,541)	(706)	(1,816)	(998)
Expenses related to wage and hour claim settlement (g)	28	—	2,051	—
Other (h)	(300)	14	(248)	(957)
Adjusted EBITDA	$75,161	$78,777	$182,954	$192,012

Additional information
Non-cash rent expense (i)	$2,995	$3,634	$9,405	$10,805

(a)
Eliminates costs incurred that are directly attributable to business acquisitions and divestitures (including conversion of retail stores to dealer sites) and salaries of employees whose primary job function is to execute our acquisition and divestiture strategy and facilitate integration of acquired operations.
(b)
Eliminates the non-cash loss from the sale or disposal of property and equipment, the loss recognized upon the sale of related leased assets and impairment charges on property and equipment and right-of-use assets related to closed and non-performing sites, including a $20.8 million gain related to the expiration in the second quarter of 2025 of a real estate purchase option received in 2021 that was accounted for as a sale-leaseback (see Note 4 to the Quarterly Financial Statements).
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

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness, depending on market conditions. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions, or other events may cause us to seek additional debt or equity financing in future periods. Additional debt financing could impose increased cash payment obligations, as well as covenants that may restrict our operations. There can be no guarantee that financing will be available on acceptable terms or at all. As of September 30, 2025, approximately 51% of our debt bore interest at variable rates, similar to December 31, 2024, which increases our interest rate risk and may require that we use more of our cash flow for the payment of interest if prevailing interest rates increase or we incur additional indebtedness under our variable rate facilities or otherwise. See also “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

As of September 30, 2025, we were in a strong liquidity position of approximately $891 million, consisting of approximately $307 million of cash and cash equivalents and approximately $584 million of availability under our lines of credit available for certain purposes. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations from our existing cash balances. As of September 30, 2025, we had no outstanding borrowings under our $140.0 million PNC Line of Credit (as defined below), $33.5 million of unused availability under the M&T equipment line of credit, described below, and $418.7 million of unused availability under our $800 million Capital One Line of Credit (as defined below), which we may elect to increase up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms.

The Board declared, and the Company paid, dividends of $0.03 per share of common stock on each of March 21, 2025, May 30, 2025 and August 29, 2025, totaling approximately $10.3 million. Additionally, the Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on December 1, 2025 to stockholders of record as of November 17, 2025. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will evaluate dividend payments within the context of our overall capital allocation strategy on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends.

We have a share repurchase program for up to an aggregate of $125.0 million of our outstanding shares of common stock. During the nine months ended September 30, 2025, we repurchased approximately 4.5 million shares of common stock under the share repurchase program for approximately $18.5 million, or an average price of $4.15 per share. The share repurchase program does not have a stated expiration date. Whether and the extent to which we repurchase shares depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the

Exchange Act, privately negotiated transactions, pursuant to accelerated share repurchase agreements entered into with one or more counterparties, or otherwise.

To date, we have funded capital expenditures primarily through funds generated from operations, funds received from vendors, sale-leaseback transactions, the issuance of debt and existing cash. Future capital required to finance operations, acquisitions, and raze-and-rebuild, functionally remodel and fully remodel and update stores is expected to come from cash on hand, cash generated by operations, availability under lines of credit, and additional long-term debt and equipment leases, as circumstances may dictate. In the short- to medium-term, we currently expect that our capital spending program will be primarily focused on remodeling and updating stores, including as part of our Transformation Plan, adding NTI sites and maintaining our properties and equipment. In the medium- to long-term, we currently expect that our capital spending program will align with our Transformation Plan. We do not expect such capital needs to adversely affect liquidity. We expect to remain opportunistic with respect to the expansion of our store base through acquisitions, and we will evaluate such opportunities in concert with our capital spending program.

Cash Flows for the Nine Months Ended September 30, 2025 and 2024

Net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2025 and 2024 was as follows:

	For the Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$148,009	$199,130
Investing activities	(93,725)	(80,935)
Financing activities	(20,999)	(40,578)
Effect of exchange rates	36	(27)
Total	$33,321	$77,590

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

For the nine months ended September 30, 2025, cash flows provided by operating activities were $148.0 million compared to $199.1 million for the nine months ended September 30, 2024. The decrease in 2025 as compared to the prior year period was primarily the result of higher tax payments, a decrease in Adjusted EBITDA and changes in working capital as a result of the day of the week on which the third quarter ended, which were partially offset by deposits received from dealers (including deposits related to retail stores we expect to convert to dealer locations), incremental vendor incentives received and lower net interest payments.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the nine months ended September 30, 2025, cash used in investing activities increased by $12.8 million compared to the nine months ended September 30, 2024. For the nine months ended September 30, 2025, we used $97.6 million for capital expenditures, including the purchase of 23 fee properties, investments in NTI stores and remodeling of the new format stores, EV chargers, upgrades to fuel dispensers and other investments in our stores.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount outstanding under our lines of credit and other indebtedness, and issuance of common stock, net of dividends paid and common stock repurchases.

For the nine months ended September 30, 2025, financing activities consisted primarily of net proceeds of $18.7 million for long-term debt, repayments of $4.3 million for financing leases, $10.3 million for dividend payments on common stock, $4.3 million for dividend payments on the Series A redeemable preferred stock and $20.8 million for common stock repurchases. Cash flows from financing activities for the nine months ended September 30, 2024 were impacted by payment of the deferred consideration owed for the TEG acquisition, including the repurchase of shares originally issued as payment of deferred consideration and the settlement of deferred consideration related to the TEG acquisition.

Credit Facilities and Senior Notes

Senior Notes

As of September 30, 2025, the Company had outstanding $450 million aggregate principal amount of its 5.125% Senior Notes due 2029 (the “Senior Notes”). Issued in October 2021, the Senior Notes are guaranteed, on an unsecured senior basis, by certain of the Company’s wholly owned domestic subsidiaries (the “Guarantors”). The indenture governing the Senior Notes contains customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, (vii) effect mergers and (viii) incur indebtedness. The Senior Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ respective existing and future senior unsubordinated indebtedness and are effectively subordinated to all of the Company’s and the Guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated to any existing and future obligations of subsidiaries of the Company that are not Guarantors.

Financing Agreement with PNC

GPM and certain subsidiaries have a financing arrangement (as amended, the “PNC Credit Agreement”) with PNC Bank National Association (“PNC”) to provide a line of credit with an aggregate principal amount of up to $140 million for purposes of financing working capital (the “PNC Line of Credit”).

The PNC Line of Credit bears interest, as elected by GPM at: (a) SOFR Adjusted plus Term SOFR (as defined in the PNC Credit Agreement) plus a margin of 1.25% to 1.75% or (b) a rate per annum equal to the alternate base rate (as defined in the PNC Credit Agreement) plus a margin of 0% to 0.50%. Every quarter, the SOFR margin rate and the alternate base rate margin rate are updated based on the quarterly average undrawn availability of the line of credit. The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. As of September 30, 2025, $8.2 million of letters of credit were outstanding under the PNC Credit Agreement.

Financing Agreements with M&T Bank

GPM has a financing arrangement with M&T Bank (the “M&T Credit Agreement”) that provides a line of credit for up to $45.0 million to purchase equipment on or before September 2026, which may be borrowed in tranches, as well as an aggregate original principal amount, as amended in May 2025, of $83.7 million of real estate loans (the “M&T Term Loans”). As of September 30, 2025, approximately $33.5 million remained available under the equipment line of credit.

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

The Capital One Line of Credit matures on May 5, 2028. As of September 30, 2025, approximately $380.8 million was drawn on the Capital One Line of Credit, $0.5 million of letters of credit were outstanding under the Capital One Line of Credit and approximately $418.7 million was available thereunder.

The Capital One Line of Credit bears interest, as elected by GPMP at: (a) Adjusted Term SOFR (as defined in the agreement) plus a margin of 2.25% to 3.25% or (b) a rate per annum equal to the alternate base rate (as defined in the agreement) plus a margin of 1.25% to 2.25%. The margin is determined according to a formula in the Capital One Line of Credit that depends on GPMP’s leverage.

Critical Accounting Estimates

For the nine months ended September 30, 2025, there were no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that have had a material impact on our condensed consolidated financial statements and related notes.

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

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The Senior Notes bear a fixed interest rate, therefore, an increase or decrease in prevailing interest rates has no impact on our debt service for the Senior Notes. As of September 30, 2025, the interest rate on our Capital One Line of Credit was 7.4%, and the interest rate on our M&T Term Loans and M&T equipment loans was 6.6%. As of September 30, 2024, the interest rate on our Capital One Line of Credit was 8.1%, the interest rate on our M&T Term Loans was 8.3% and the interest rate on the variable portion of our M&T equipment loan was 8.1% (approximately $13.7 million of the total loan). As of September 30, 2025, approximately 51% of our debt bore interest at variable rates. Based on the outstanding balances as of September 30, 2025, if our applicable interest rates each increase by 1%, then our debt service on an annual basis would increase by approximately $4.7 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and our interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our share repurchase activity for the quarter ended September 30, 2025 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2025 to July 31, 2025	446,426	$4.45	446,426	$9,333
August 1, 2025 to August 31, 2025	348,663	4.30	348,663	7,832
September 1, 2025 to September 30, 2025	139,402	4.84	139,402	7,157
Total	934,491	$4.45	934,491	$7,157

(1)
All of the above repurchases were made on the open market at prevailing market prices plus related expenses under our share repurchase program, which authorizes the repurchase of up to $125 million of our common stock. We publicly announced this program on February 23, 2022 and announced the increased amount authorized to be repurchased in May 2023 and May 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit 31.1*

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2025.

Exhibit 31.2*

Certification by Jordan Mann, Interim Chief Financial Officer and Senior Vice President of Corporate Strategy, Capital Markets and Investor Relations, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2025.

Exhibit 32.1**

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2025.

Exhibit 32.2**

Certification by Jordan Mann, Interim Chief Financial Officer and Senior Vice President of Corporate Strategy, Capital Markets and Investor Relations, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2025.

101

The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2025		ARKO Corp.

	By:	/s/ Jordan Mann
	Name:	Jordan Mann
	Title:	Interim Chief Financial Officer and Senior Vice President of Corporate Strategy, Capital Markets and Investor Relations
(on behalf of the Registrant and as Interim Principal Financial and Accounting Officer)