Form 10-K
period 2025-12-31
ARKO Corp.
filed 2026-02-25
CIK 1823794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

As of June 30, 2025, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $382.6 million based on the closing price as reported on the Nasdaq Capital Market on that date. For purposes of determining this number, all named executive officers and directors of the registrant as of June 30, 2025 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form 10-K, and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.

As of February 24, 2026, the registrant had 110,891,325 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
•
the success of the Company’s multi-year transformation plan;
•
our ability to successfully achieve the anticipated benefits of the planned conversion of certain retail stores within our retail segment to dealer locations within our wholesale segment (dealerization);
•
our ability to successfully implement our growth strategies;
•
our ability to promptly and effectively realize the strategic and financial benefits expected as a result of the initial public offering of a minority interest in our subsidiary, ARKO Petroleum Corp., the primary operating entity for our wholesale, fleet fueling and GPMP segments;
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

ITEM 1. BUSINESS

Overview

Based in Richmond, Virginia, ARKO Corp. is one of the largest operators of convenience stores and wholesalers of fuel in the United States (“U.S.”), ranked by store count and gallons sold, respectively.

As of December 31, 2025, we operated 1,118 retail convenience stores under more than 25 regional store brands. Our brands have been in existence for an average of more than 50 years, and we consider them “a Family of Community Brands.” While maintaining multiple established brand names, our stores derive significant value from the scale, corporate infrastructure and centralized marketing programs associated with our large network, including a common operating platform and a loyalty program that we use as a platform for promotions and marketing initiatives across our convenience stores.

As of December 31, 2025, we supplied fuel to 2,099 dealer locations. Additionally, we operate a fleet fueling business that included the operation of 295 proprietary and third-party cardlock locations (unstaffed fueling locations), as of December 31, 2025, and the issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites.

We are diversified geographically and, as of December 31, 2025, operated in the District of Columbia and in more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern U.S.

We have achieved strong site count growth over the last decade, primarily through our implementation of a highly successful acquisition strategy. From 2013 through 2025, we completed 26 acquisitions, and our site count has grown from 320 sites in 2011 to 3,512 sites as of December 31, 2025. Since the second half of 2024, we have been implementing a multi-year transformation plan (the “Transformation Plan”) that includes the conversion of a significant number of retail stores to dealer locations, leveraging our position as a leading wholesale distributor of motor fuel.

Corporate Information

ARKO Corp. was incorporated under the laws of Delaware on August 26, 2020 for the purpose of facilitating the business combination of Haymaker Acquisition Corp. II, a Delaware corporation, and ARKO Holdings Ltd., a company organized under the laws of the State of Israel. Our shares of common stock, $0.0001 par value per share (“common stock”), are listed on the Nasdaq Stock Market under the symbol “ARKO.”

We own 100% of GPM Investments, LLC, a Delaware limited liability company (“GPM”), which was our primary operating entity for all of our reportable segments through the closing of the initial public offering of the Class A common stock of our subsidiary, ARKO Petroleum Corp., a Delaware corporation (“APC”), on February 13, 2026 (the “APC IPO”), after which GPM became our primary operating entity for our retail segment and APC became the primary operating entity for our wholesale, fleet fueling and GPMP segments (the “APC Business”). APC’s Class A common stock began trading on the Nasdaq under the symbol “APC” on February 12, 2026. We currently own 75.9% of the economic interests and 94.0% of the combined voting power of APC. We continue to consolidate and present the APC Business as our segments subsequent to the APC IPO.

Our Business Segments

We operate in four segments: retail, wholesale, fleet fueling and GPMP. As of December 31, 2025, all of our business segments were operated by GPM. Commencing February 13, 2026, our wholesale, fleet fueling and GPMP segments became part of the APC Business.

Retail Segment

Our retail segment includes the operation of a chain of retail stores, which includes convenience stores selling fuel products and merchandise to retail customers, from which we generate a significant portion of our revenue and a large proportion of our profitability. We operate our stores under more than 25 regional store brands (which we consider “a Family of Community Brands”), including 1-Stop, Admiral, Apple Market®, BreadBox, Corner Mart, Dixie Mart, ExpressStop®, E-Z Mart®, fas mart®, fastmarket®, Flash Market, Handy Mart, Jetz, Jiffi Stop®, Jiffy Stop, Li’l Cricket, Market Express, Next Door Store®, Pride, Roadrunner Markets, Rose Mart, Rstore, Scotchman®, shore stop®, Speedy’s, SpeedyQ, Town Star, Uncle’s, Village Pantry® and Young’s. Our brands have been in existence for an average of more than 50 years, and their names are highly recognizable to local customers.

We operate our retail stores centrally with consistent marketing, merchandising and assortment strategies across our brands, but we occasionally offer regional items based on consumer demand in select markets or brands. We believe this approach increases operational efficiencies while preserving flexibility. Our marketing initiatives and merchandising and assortment strategies are centered around offering our customers an assortment of products with an attractive value proposition. Our retail offering includes a wide array of grab-n-go hot and cold prepared foods and dispensed beverages, take home packaged beverages and beer, candy, salty snacks, bakery and packaged sweet snacks, general and seasonal merchandise, cigarettes, and other tobacco products, such as moist tobacco, vape, nicotine pouches, and cigars. We have various foodservice offerings at approximately 965 stores, with options including hot and cold grab-n-go foods, such as bakery, Nathan’s® hot dogs and Tornado® roller grill items. We have 140 stores with delis offering a more robust foodservice menu that includes fried chicken, pizza, breakfast sandwiches, chicken tenders, potato wedges and more. We supplement our foodservice offering with approximately 90 quick service major national brand restaurants, such as Dunkin’ and Subway. Additionally, we offer a number of traditional convenience store services, including lottery, prepaid products, gift cards, money orders, ATMs, skill gaming, Bitcoin® ATMs and other ancillary product and service offerings. We sell fuel at 1,095 of our retail sites, and we had 211 electric vehicle (“EV”) chargers at 72 of our locations across 16 states as of December 31, 2025. We also generate revenue from car washes at approximately 65 of our locations.

In June of 2025, as part of our Transformation Plan discussed below, we launched our new format fas craves flagship location showcasing our key strategic priority to offer food that is relevant, delicious, and affordable and do so within stores that are completely remodeled with modernized interior and exterior designs, with layouts intended to provide a strong focus on our food offerings. fas craves food elevates our assortment of hot and cold grab-and-go food and dispensed beverages. The new fas craves format stores are designed to elevate the customer experience and better reflect our commitment to foodservice, convenience, efficiency and value. We have since completed several additional remodels. Our Transformation Plan is built around strategically targeted retail stores with a goal of increasing traffic, sales and improving profitability through a higher margin mix of sales, and we believe our new fas craves format stores will help us reach that goal.

We have traditionally acquired our stores in smaller towns that have lower concentrations of national-chain convenience stores. Approximately 46% of our retail stores are in cities with populations of fewer than 20,000 people, and approximately 23% of our retail stores are in cities with populations between 20,000 and 50,000 people. We believe that our focus on secondary and tertiary markets allows us to preserve “local” brand name recognition.

By maintaining the regional store branding of our stores, we believe we retain the goodwill associated with the respective brands’ long-term community presence. Concurrently, our Family of Community Brands benefits significantly from being part of a leading convenience store operator given their access to:

•
Centralized merchandising, marketing and procurement programs;
•
Fuel price optimization and purchasing functions;
•
Common loyalty program under the name fas REWARDS®;
•
A comprehensive portfolio of fuel brands with strong consumer recognition through national advertising;
•
Common IT and point-of-sale platforms; and
•
Centralized environmental management and environmental practices.

For the year ended December 31, 2025, the retail segment generated total revenues of approximately $4.4 billion, including approximately $1.5 billion of in-store sales and other revenues. Gross profit dollars from in-store merchandise accounted for 52.4% of our gross profit dollars from our retail segment for the year ended December 31, 2025. In addition, the retail segment sold approximately 922.7 million gallons of branded and unbranded fuel to our retail customers.

Wholesale Segment

The wholesale segment supplies fuel to dealers, sub-wholesalers and bulk and spot purchasers, on either a consignment or cost plus basis.

•
Fuel supply contracts — 1,801 sites as of December 31, 2025 plus bulk and spot purchasers. In arrangements of this type, the dealer purchases the fuel from us. We make final sales to dealers (referred to as a “lessee-dealer” if the dealer leases the station from us or an “open-dealer” if the dealer controls the site), sub-wholesalers and bulk and spot purchasers on a fixed-fee basis. The sales price is determined according to the terms of the relevant agreement, which typically reflects our total fuel costs plus the cost of transportation, taxes and a fixed margin, with us generally retaining any prompt pay discounts and rebates, largely eliminating our exposure to commodity price movements.

•
Consignment contracts — 298 sites as of December 31, 2025. In arrangements of this type, we own the fuel until the date of sale to the end consumer, and the gross profit created from the sale of the fuel is allocated between us and the dealer based on the terms of the relevant agreement. In certain cases, gross profit is split based on a percentage and in other cases we pay a fixed fee per gallon to the dealer.

In 2024, as part of our Transformation Plan, we utilized our wholesale platform to convert retail stores that we believe will provide more economic benefit as dealer locations leased from us and supplied through our fuel agreements, and in certain cases, providing benefits under our vendor agreements.

For the year ended December 31, 2025, the wholesale segment sold 989.1 million gallons of fuel (approximately 47.9% of our total gallons sold in 2025), generating revenues of approximately $2.8 billion.

Fleet Fueling Segment

The fleet fueling segment includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) with sales to commercial and municipal entities, and commissions from the sales of fuel using proprietary fuel cards that provide customers access to a nationwide network of more than 320,000 retail and private fueling sites, truck stops, maintenance providers and service locations. Diesel fuel currently accounts for approximately 80% of our fleet fueling sales.

For the year ended December 31, 2025, the fleet fueling segment sold 142.8 million gallons of fuel, generating revenues of approximately $483.8 million.

GPMP Segment

The GPMP segment engages in the wholesale distribution of fuel to substantially all of our sites that sell fuel in the retail and wholesale segments. GPM Petroleum LP (“GPMP”) sells fuel at GPMP’s cost of fuel (including taxes and transportation) plus a fixed margin (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) and charges an inter-segment fixed fee primarily to sites in the fleet fueling segment that are not supplied by GPMP.

Growth Strategy

We believe that the ongoing implementation of our Transformation Plan, together with the new organizational operating structure following the APC IPO creates a significant opportunity to increase our sales and profitability by executing on our organic and inorganic strategies described below.

Site Conversion Strategy (Dealerization)

As part of our Transformation Plan, we are leveraging our unique, multi-segment operating model through active conversion of retail stores within our retail segment to dealer locations within our wholesale segment. Conversions of certain retail stores benefit both our retail and wholesale segments. In such cases, we realize higher profit from ongoing fuel supply agreements and rental income than from continued operation of these stores in our retail segment. These conversions also allow us to focus on, and better prioritize, future investments in our remaining retail stores. During the year ended December 31, 2025, we converted 256 retail stores to dealer locations, and we have converted a total of 409 stores since the beginning of this initiative in the middle of 2024. We expect to convert a meaningful number of additional stores throughout 2026. These conversions have resulted in approximately $11.8 million in incremental operating income before general and administrative expenses for the year ended December 31, 2025.

Retail Organic Growth Opportunities

Our retail organic growth strategies are focused on improving the performance of our retail stores through enhanced marketing and merchandising initiatives across our brands, such as our loyalty program, which deepens our relationship with our customers, enhancing our existing retail store base and expanding our foodservice offering to meet our customers’ needs, through the implementation of our Transformation Plan.

Enhanced Marketing and Merchandising Initiatives

(i)
Increased focused on both our pricing and procurement strategies across our retail stores to support ongoing merchandise margin rate growth, including using customer centric data-driven decisions to expand our six core destination merchandise categories, which are packaged beverages, candy, salty snacks, packaged sweet snacks, alternative snacks and beer. These categories represented approximately 54% of our same store merchandise contribution for the year ended December 31, 2025. Because our core destination merchandise categories represent a high concentration of our merchandise contribution, we focus on marketing and merchandising initiatives within these categories because we believe that they will have the greatest impact on our performance.
(ii)
Development and strengthening of customer relationships through our fas REWARDS loyalty program, which is available in all of our retail stores and offers enrolled loyalty members the most value in our stores, in-app member only deals not available without the app, and the ability to earn points that can be redeemed for either fuel or merchandise savings. Other in-app features include the ability to convert earned points to fas BUCKS, which can be spent like cash on most merchandise categories in our stores, or stackable fuel cents off up to $2.00 off per gallon, up to 20 gallons at the pump as part of our Fueling America’s Future promotion. To celebrate America’s 250th anniversary in 2026, members can now save up to $2.50 per gallon in fuel savings. Currently, approximately 2.4 million customers are enrolled in our fas REWARDS loyalty program. In the first quarter of 2026, we plan to relaunch our fas REWARDS loyalty program app, which will include personalized features such as easy enrollment, an employee hub, store locators with individual member fuel pricing, Fueling America’s Future deals, value meals, age verified offers for tobacco and alcohol, and gaming.

Remodels and New-to-Industry (“NTI”)

As part of our Transformation Plan, we have allocated additional targeted capital toward strategic sub-segments of our retail stores, with a goal of increasing traffic and improving profitability. Complementing our remodeling initiative in 2025, we opened a Dunkin’ store and two NTI (new to industry) retail stores. Two additional NTI retail stores opened thus far in 2026, and we plan to open one more NTI retail store and three Dunkin’ stores in 2026. We intend to continue leveraging our experienced management team to identify attractive geographic markets for NTI site development. Additionally, we are planning approximately 25 remodels, all which will feature the fas craves food and beverage elements. We also plan to expand components of fas craves food and beverage to certain non-remodel stores where space permits while awaiting their remodel. In the past two years, we continued to upgrade existing stores through functional remodels, such as adding bean-to-cup coffee offerings, roller grills, enhanced dispensed beverage offerings and our successful grab-n-go and freezer strategy.

Wholesale Organic Growth

Starting in the middle of 2024, as part of our Transformation Plan, we expanded our wholesale fuel distribution network by converting a meaningful number of retail stores throughout our chain to dealer locations, and we are in the process of converting a meaningful number of additional retail stores to dealer locations throughout 2026.

Fleet Fueling Organic Growth

We plan to grow our fleet fueling business by increasing fuel volumes with existing commercial accounts and municipalities and growing our network of accounts. We plan to invest in targeted equipment upgrades and branding enhancements to drive volume growth at existing sites. Additionally, our in-house sales team will be focused on organically growing existing and new accounts at our existing cardlocks.

We intend to leverage our experienced management team to identify attractive geographic markets for NTI site development in both existing and new markets. We are targeting 20 NTI fleet fueling locations with target openings during 2026, 10 of which we are currently advancing, which we anticipate will have a positive impact on our results of operations given the attractive, durable cash flow profile of our fleet fueling business. New fleet fueling locations can offer high return, capital-efficient organic growth. We also expect that there is room to grow the number of third-party fleet fueling locations we supply through territorial expansion and moderate pricing power.

Inorganic Growth Opportunities

Given the ownership fragmentation across the fuel distribution and retail convenience store industries, we believe that there is considerable opportunity for us to capitalize on industry consolidation. We have a dedicated in-house M&A team that focuses on identifying, closing and integrating acquisitions. Our experienced M&A team is continually evaluating opportunities, leveraging a breadth of industry relationships, our strong reputation and a long track record of success in M&A. Our scale and the experience of our management team gives us the flexibility to pursue a wide range of acquisition opportunities from small bolt-on acquisitions to large-scale transactions. We have a strong track record of successfully acquiring and integrating businesses that have expanded our market presence, operational scale and increased fuel volumes with fuel suppliers, demonstrating our ability to generate strong returns on capital and meaningfully improve target performance post-integration through operating expertise and economies of scale, with minimal additional back-office costs. We believe that our business model provides us with strategic flexibility to acquire chains with retail, dealer and cardlock locations. We believe our significant size and scale aids our efforts to successfully deploy our organic growth strategies in our acquired assets, which we anticipate will result in value accretion.

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

Suppliers

In 2025, we purchased merchandise inventory from one primary wholesale distributor, Core-Mark, as well as approximately 810 direct store delivery supplier distributors. We leverage our relationships to generate economies of scale across our store base.

We purchase motor fuel primarily from large, integrated oil companies and independent refiners under supply agreements. As of December 31, 2025, approximately 81% of our retail fuel locations sold branded fuel. We sell branded fuel under brand names including, among others, Valero®, Marathon®, BP®, Exxon® and Shell® brand names. In addition to driving customer traffic, we believe that our branded fuel strategy enables us to maintain a secure fuel supply. In addition, we purchase unbranded fuel from branded and unbranded fuel suppliers to supply 207 unbranded retail fueling locations, 193 dealer locations and 295 cardlock locations.

Competition

The retail convenience market, the wholesale motor fuel distribution industry and the fleet fueling business are all characterized by intense competition and fragmentation. The retail convenience market includes operations and services that are similar to those that we provide, primarily the sale of convenience items and motor fuels. We face significant competition from other large chain operators, such as 7-Eleven/Speedway; Circle K; Casey’s; Murphy USA; Quik Trip; Royal Farms; Sheetz; and Wawa, many of which are building NTI sites in our markets. We believe that convenience stores managed by individual operators who offer branded or non-branded fuel are also significant competitors in the local markets in which we operate. Often, operators of both chains and individual stores compete by selling unbranded fuel at lower retail prices relative to the market. We believe that the primary competitive factors influencing the retail segment are: site location; the number of sites in an area; competitive prices; convenient access routes; the quality and configuration of the store and the fueling facility; the range of high-quality products and services offered; a convenient store-front; cleanliness; branded fuel; and the degree of capital investment in the store. In implementing our Transformation Plan, our goal is to better position ARKO to face growing competition.

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

Cardlocks compete against retail gas stations, especially those with a significant number of high-flow diesel pumps, however, we believe that our cardlock footprint allows for easier access and more efficient fueling for commercial vehicles than traditional retail fueling locations. Site growth in the fleet fueling segment is driven by commercial customers outsourcing the provision of on-site fleet fueling. The primary competitors for third-party sites are companies that provide delivered fuels, with national, regional and local companies offering this service. We believe that we are well positioned in the industry because we combine the ability to utilize our proprietary cardlock sites with our fleet card product sales.

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

With respect to environmental, health and safety regulations, we are subject to a comprehensive framework of local, state and federal environmental laws and regulations governing our properties and operations, including, but not limited to, the transportation, storage and sale of fuel. These regulations significantly impact on our operations and necessitate strict adherence to the requirements set forth by the U.S. Environmental Protection Agency (“EPA”) and other federal and state agencies. Key applicable federal statutes include the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Occupational Safety and Health Act; the Hazardous Materials Transportation Act; the Energy Policy and Conservation Act; and analogous local and state laws and regulations. Compliance with these laws is essential to our commitment to environmental stewardship and operational integrity.

The EPA and several states also regulate the ownership and operation of underground fuel storage tanks (“USTs”), the release of hazardous substances into the air, water and land, the storage, handling disposal and transportation of hazardous materials, restrictions on exposure to hazardous substances and maintaining safety and health of employees who handle or are exposed to such substances. These regulations require UST owners to demonstrate that they have the financial capacity to pay for environmental cleanup associating with USTs. Several states in which we conduct business have state-sponsored trust fund programs that allow for the sharing and reimbursement of the costs of corrective measures incurred by UST owners. In addition, we are subject to regulations regarding fuel quality and air emissions.

We are committed to compliance with all applicable environmental laws and regulations. Nevertheless, we have ongoing remediation obligations at certain of our facilities to address contamination and spills, both historical and more recent, and we expect that we could be required to remediate additional sites in the future due to the risks inherent to our business. We allocate a portion of our capital expenditure program to compliance with environmental laws and regulations and environmental remediation and such capital expenditures were approximately $3.3 million for the year ended December 31, 2025. We do not expect such capital expenditures to be material for the year ending December 31, 2026. Our environmental department maintains direct interaction with federal, state and local environmental agencies across all jurisdictions in which we operate so that we remain informed of regulatory developments and to promote compliance with evolving environmental standards. As part of our environmental risk management process, we engage qualified environmental consultants and service providers. These experts assist in analyzing our exposure to environmental risks, developing remediation plans, and implementing corrective actions as necessary. We believe this collaborative approach effectively manages potential environmental liabilities while upholding our commitment to sustainability.

Human Capital

As of December 31, 2025, we employed 9,748 employees, with 8,438 employed in our stores and 1,310 in corporate and field management positions. Following the APC IPO, we provide management services and certain related services to APC, including by our executive management team.

To build, and continually improve upon, our corporate culture, we emphasize core values such as integrity, teamwork, and customer focus communicated through various channels such as training programs, internal communications, and employee feedback.

We value our employees and believe that communication, training, and employee development are key elements of our performance. Investing in our people is essential to creating a strong and capable team and supporting long-term resilience, growth, and success. Employees benefit from various training programs which are designed to develop their knowledge and skill sets, including on-the-job and structured training, delivered in an office, classroom, or virtual setting. Training delivery is supported by our Learning Management System (LMS), which offers short, job-specific online modules completed upon hire and repeated annually to promote compliance and consistency. Full completion of all training requirements is a necessary condition for promotion. Over the past few years, we have been developing role-specific training programs (“targeted training programs”) to provide structured employee development opportunities, strengthen role clarity, enhance compliance and accelerate readiness across key operational roles. Our targeted training programs are tailored to address specific position requirements, equipping employees with necessary hard and soft skills to perform their duties and improve their performance. Some of the training topics include effective customer service, food preparation, responsible marketing, payment methods, and conflict resolution. By aligning training with role-specific expectations, we seek to ensure operational consistency and long-term workforce development. We have built these targeted training programs into our enhanced new hire checklist and training tools, which we believe drives faster onboarding, reinforces compliance, improves leadership accountability, and supports succession planning.

We have communication vehicles allowing us to send company information and reminders to targeted levels of employees, to keep them informed and improve efficiency, particularly during key times throughout the year such as the 100 days of summer selling season. Employees may also communicate anonymous feedback to the Company, which assists our efforts to improve processes and programs for future and existing employees.

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

We evaluate wages and other opportunities available to employees within our markets, and, as applicable, grant sign-on, retention, referral and other bonus opportunities to our employees based on their respective roles. By researching and understanding hiring trends, we have adopted mobile technology to simplify the application process and we have invested in additional recruiting resources and implemented virtual recruiting and interviewing methods. We have also deployed enhanced recruiting techniques to optimize the selection of our talent pool. As of December 31, 2025, none of our employees were represented by a labor union or have terms of employment that are subject to a collective bargaining agreement. We consider our relationships with our employees to be good and have not experienced any work stoppages.

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

Environmental, Social and Governance

As a leading operator of convenience stores and gas stations, we are focused on integrating Environmental, Social and Governance principles that are aligned with our long-term business strategy. Annually, we issue a Sustainability Report which includes a description of our governance framework, environmental initiatives and social responsibility initiatives. Our 2025 Sustainability Report issued in July 2025 is available on our website at www.arkocorp.com. The information related to Environmental, Social and Governance on our website, including our Sustainability Report, is not, and shall not be deemed to be, a part hereof or incorporated by reference into this or any of our other filings with the U.S. Securities and Exchange Commission (“SEC”).

Our Relationship with APC

We believe that the relationship between APC and our retail business fosters a mutually beneficial commercial relationship that allows both entities to benefit from our combined economies of scale and purchasing power. We and APC have entered into the following agreements that govern our ongoing business relationships and operational arrangements.

•
Management Services Agreement. Under the management services agreement (the “Management Services Agreement”) we entered into with APC, we continue to perform or arrange for a broad range of services for the benefit of APC, including support in the areas of operations, human resources, payroll and benefits administration, finance and accounting, financial and public company reporting, information technology, legal, real estate management, executive services and general administrative services. The scope of the services may be modified by mutual agreement of the parties and the related fees are generally based on cost allocations, usage or other metrics, plus reimbursement of direct expenses.
•
Omnibus Agreement. Our amended and restated omnibus agreement (the “Omnibus Agreement”) with APC provides for a long-term, exclusive fuel supply relationship between the companies, and also governs acquisition and other accretive opportunities and how they will be allocated among the parties. If opportunities arise for either GPM or APC to acquire convenience stores, wholesale motor fuel distribution contracts, dealer locations, fleet fueling locations, or related fuel distribution assets, GPM will be offered the opportunity to acquire the convenience store businesses, while APC will be offered the opportunity to acquire wholesale, fleet fueling and supply-related businesses, at a purchase price that the parties negotiate in good faith.
•
Employee and Intercompany Matters Agreement. Our employee and intercompany matters agreement with APC (the “Employee and Intercompany Matters Agreement”) governs the allocation of employee benefit and compensation plans, and certain shared obligations between us and our affiliates, including that all of our subsidiaries shall continue to be covered by joint insurance policies, except with respect to directors and officers insurance. In addition, the Employee and Intercompany Matters Agreement grants our subsidiaries a non-transferable, non-exclusive, royalty-free license to use the “GPM” name and related marks.
•
Fuel Distribution Agreement. GPM entered into a third amended, restated and consolidated fuel distribution agreement with certain subsidiaries of APC (the “Fuel Distribution Agreement”), which regulates the exclusive distribution of branded and unbranded gasoline, diesel fuel, ethanol, biodiesel and kerosene for convenience stores and gasoline facilities operated by our subsidiaries. The Fuel Distribution Agreement establishes pricing based on the applicable rack price plus a fixed adder, together with applicable taxes, fees and surcharges.
•
Tax Matters Agreement. We have entered into a tax matters agreement with APC that governs our and APC’s respective rights, responsibilities and obligations with respect to certain tax matters.

Additionally, there are various real estate agreements amongst us and our subsidiaries pursuant to which we lease, sublease or are co-tenants with respect to various properties used in our business operations. These related party agreements are material to our business operations and financial performance.

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

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below, as well as other information contained in this Annual Report on Form 10-K, including the audited consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K (the “Consolidated Financial Statements”) and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks occur, our business, results of operations, financial condition, and cash flows could be materially and adversely affected. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements.

Risks Related to Our Business and Industry

Changes in economic conditions, tax or trade policy, and consumer confidence in the U.S. could materially adversely affect our business.

Our operations and the scope of services we provide are affected by changes in the macro-economic situation in the U.S., which has a direct impact on consumer confidence and spending patterns. A number of key macro-economic factors, such as interest rates and unemployment, could have a negative effect on consumer habits and spending, and lead to lower demand for fuel and other products sold at our convenience stores. The U.S. economy has continued to experience inflationary pressures, which reduce consumer purchasing power. Significant negative developments in the macro-economic environment in the U.S. could have a material adverse effect on our business, financial condition and results of operations. Any major changes in tax or trade policy between the U.S. and countries from which we or our suppliers source merchandise and other products for our sites, such as the imposition of additional tariffs or duties on imported products, could require us to take certain actions, including raising prices on products we sell and seeking alternative sources of supply. Any of these actions could adversely affect our reputation and results of operations.

The U.S. government imposes tariffs on certain foreign goods from time to time. Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. While certain of the announced tariffs have been delayed, the U.S. government may in the future pause, reimpose or increase tariffs, and countries subject to such tariffs have and in the future may impose reciprocal tariffs or other restrictive trade measures in response. This, in turn, could require us to increase prices to our customers, which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. There is currently significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future. We cannot predict the extent to which the U.S. or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, operating results and financial condition.

The Russia-Ukraine War, Israel-Hamas War, events occurring in response thereto and any expansion of hostilities, as well as the political, economic and social instability in Venezuela and Iran, may have an adverse impact on our business, our future results of operations, and our overall financial performance.

The effects on our business, financial condition, and results of operations of the conflicts between Russia and Ukraine beginning in February 2022 and between Israel and Hamas beginning in October 2023, as well as the political, economic and social instability in Venezuela and Iran, are impossible to predict. Any increase in sanctions, escalation of the conflicts, including the regional or global expansion of hostilities, and other future developments could significantly affect the global economy, lead to market volatility and supply chain disruptions, have an adverse impact on energy prices, including prices for crude oil, other feedstocks, and refined petroleum products, have an adverse impact on the margins from our wholesale distribution and fleet fueling operations, and have a material adverse effect on our business, financial condition, and results of operations.

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

If our conversion of certain retail stores within our retail segment to dealer locations within our wholesale segment does not result in the anticipated benefits of such conversion, then our growth may be negatively impacted and could adversely affect our results of operations and financial condition.

A part of our Transformation Plan includes the conversion of a meaningful number of retail stores within our retail segment to dealer locations within our wholesale segment. The success of these conversions depends, in part, on our ability to realize the anticipated benefits from the related new dealer fuel supply contracts. If the terms of the new fuel supply contracts are not as favorable as we had anticipated, the anticipated benefits of such conversions may not be realized fully, if at all, or may take longer to realize than expected which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we may lose certain economies of scale with respect to our purchasing power that are provided by the current scope of our retail operations.

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

Cigarettes and other tobacco products accounted for approximately 38% of our total merchandise revenues for the year ended December 31, 2025. Significant increases in wholesale cigarette and other tobacco product prices, current and future tobacco legislation, including restrictions or bans on flavored and menthol tobacco products and related advertising, national, state and local campaigns to discourage smoking, a decrease in the consumption of cigarettes, increases in retail cigarette prices, lawsuits against manufacturers and retailers of cigarettes and other tobacco products, reductions in manufacturer rebates for the purchase of tobacco products and increases in, and new, taxes on cigarettes and other tobacco products could have a material adverse effect on the demand for tobacco products, and on our customer transactions and, in turn, on our financial condition and results of operations.

Our financial condition and results of operations are influenced by changes in the wholesale prices of motor fuel, which may materially adversely impact our sales, operations, customers’ financial condition and the availability of trade credit.

During the year ended December 31, 2025, fuel sales were approximately 79% of our total revenues and approximately 47% of our combined fuel, merchandise and other income margin. Generally, our retail fuel inventory on hand turns quickly in the ordinary course of our business. Our operating results are influenced by prices for motor fuel, variable retail, consignment and cardlock margins and the market for such products. Crude oil and domestic wholesale motor fuel markets are volatile. The margins we earn on our wholesale and fleet fueling segments’ sales, and the gallons of fuel we sell, are dependent on a number of factors outside our control, including the overall supply of refined products, overall market conditions, the demand for these products, competition from third parties, and the price of crude oil and domestic wholesale motor fuel. General political conditions, tariffs, trade wars, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East, Russia, Africa and South America, could significantly affect crude oil supplies and wholesale fuel prices. Significant increases and volatility in wholesale fuel prices could result in substantial increases in the retail price of motor fuel products, lower fuel gross margin per gallon, lower demand for such products and lower sales to customers and dealers. As motor fuel prices decrease, so do our prompt payment incentives, which are generally calculated as a percentage of the total purchase price of the motor fuel we distribute.

Conversely, as motor fuel prices increase, the margins we realize at our retail, consignment and certain of our fleet fueling locations generally decrease as a result of the delay with which retail prices respond to wholesale price changes. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our financial condition and results of operations. Additionally, because the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump result in higher credit card expenses. These additional fees increase operating expenses. We occasionally lock in fuel prices by committing to purchase fuel in the future at a certain price. If the spot price for fuel at the time we actually take delivery of such product is less than what we paid for it, our margins could be negatively impacted. Fuel futures contracts to hedge price volatility may not perform as intended, which may negatively impact our margins. Extended periods of market conditions that result in us earning margins lower than anticipated or in us selling fewer gallons of product to wholesale and fleet fueling customers, for any of the reasons set forth above or otherwise, could adversely affect our financial condition, results of operations and cash flows.

Additionally, when diesel fuel prices rise, this results in higher truck shipping costs which causes shippers to consider alternative means for transporting freight, which may reduce trucking business and, in turn, may reduce our fuel sales volume. High diesel fuel prices may also cause our trucking customers to seek cost savings throughout their businesses, including measures which reduce total fuel consumption and may in turn reduce our fuel sales volume. Finally, higher prices for motor fuel may reduce our access to trade credit or worsen the terms under which such credit is available to us, or may affect dealers, who may have insufficient credit to purchase motor fuel from us at their historical volumes, which could have a material adverse effect on our financial condition and results of operations.

Significant changes in demand for fuel-based modes of transportation and for trucking services could materially adversely affect our business.

The road transportation fuel and convenience business is generally driven by consumer preferences, growth of road traffic, demand for trucking services, and trends in travel and tourism. Automotive, industrial and power generation manufacturers are developing more fuel-efficient engines, hybrid engines, electric vehicles and alternative clean power systems. Developments aimed at reducing greenhouse gas (“GHG”) emissions’ contribution to climate change may decrease the demand or increase the cost for our major product, petroleum-based motor fuel. Attitudes toward this product and its relationship to the environment may significantly affect our effectiveness in marketing our product and sales. Efforts to steer the public toward non-petroleum-based fuel dependent modes of transportation such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles may foster a negative perception toward motor fuel or increase costs for our product, thus affecting the public’s attitude toward our primary product. In 2025, electric vehicles accounted for approximately 7.8% of all light vehicle sales in the United States. In addition, truck and other vehicle manufacturers and our customers continue to focus on ways to improve motor vehicle fuel efficiency and conserve fuel, including use of truck platooning, or the electronic linking of trucks with a lead vehicle, heat and kinetic energy recovery technologies, substantially lighter “super trucks” and higher efficiency motor fuels. In addition, there are government regulations at various levels of government aimed at reducing emissions and increasing fuel efficiency (e.g., EV mandates, fuel efficiency standards and low emission zones) and other factors to accelerate the transition to electric vehicles, which could reduce demand for our products and services. Demand for trucking services in the U.S. generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks usually declines, and in turn demand for diesel fuel supplied by our fleet fueling segment typically declines, which could significantly harm our results of operations and financial condition. Significant developments in any of the above-listed factors could lead to substantial changes in the demand for petroleum-based fuel and have a material adverse effect on our business, financial condition and results of operations.

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

We depend on several principal suppliers for our fuel purchases, and we depend on one major vendor to supply a majority of our in-store merchandise. A significant disruption or operational failure affecting the operations of any of our suppliers, including its ability to have adequate supply at its fuel terminals, could materially impact the availability, quality and price of products and fuel we sell, cause us to incur substantial unanticipated costs and expenses, and adversely affect our business, financial condition and results of operations.

Our fuel supply agreements expire on various dates through June 2032. If any of our principal suppliers elects not to renew their contracts with us, we may be unable to replace the volume of motor fuel we currently purchase from such supplier on similar terms or at all. We rely upon our suppliers to timely provide the volumes and types of motor fuels for which they contract. In times of extreme market demand, supply disruption or as a result of futures market and geopolitical conditions, we may be unable to acquire enough fuel, including diesel fuel in particular, to satisfy the demand of our customers. Most of the motor fuel we distribute is transported from terminals to gas stations and cardlock locations by third-party transportation providers. Such providers may suspend, reduce or terminate their obligations to us if certain events (such as force majeure) occur, or may be subject to a shortage of drivers that results in a disruption in service. A change of key transportation providers, a disruption or cessation in services or supply provided by our providers, a significant change in our relationship with our suppliers or a significant accident or other incident involving a transportation provider could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our revenue is generated under fuel supply agreements with dealers that must be renegotiated or replaced periodically. If we are unable to successfully renegotiate or replace these agreements, then our results of operations and financial condition could be adversely affected.

A significant portion of our revenue is generated under fuel supply agreements with dealers. As these supply agreements expire, they must be renegotiated or replaced. Our fuel supply agreements generally have an initial term of 10 years. As of December 31, 2025, the volume-weighted average remaining term for our dealers was approximately 5.4 years. Our dealers have no obligation to renew their fuel supply agreements with us on similar terms or at all. We may be unable to renegotiate or replace our fuel supply agreements when they expire, and the terms of any renegotiated fuel supply agreements may not be as favorable as the terms of the agreements they replace. Whether these fuel supply agreements are successfully renegotiated or replaced is frequently subject to factors beyond our control. Such factors include fluctuations in motor fuel prices, a dealer’s ability to pay for or accept the contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our fuel supply agreements, or must renegotiate or replace them on less favorable terms, revenues from these agreements could decline and our results of operations and financial condition could be adversely affected.

The retail sale, distribution, transportation and storage of motor fuels is subject to environmental protection and operational safety laws and regulations, business interruptions and inherent hazards and risks that may expose us, our customers or suppliers to significant costs and liabilities, which could have a material adverse effect on our business.

Our operations—including the sale, distribution, transportation, and storage of fuel products—and those of our suppliers and customers are subject to various environmental, health, safety, and operational risks that could materially and adversely affect our business, financial condition, and results of operations.

We and our facilities, particularly the operation of gas stations, and the storage, transportation and sale of fuel products, as well as the operations of our suppliers and customers, are subject to extensive federal, state and local environmental, health and safety laws, and regulations, in particular, those related to the quality of fuel products, the handling and disposal of hazardous wastes and the prevention and remediation of environmental contaminations. These continue to evolve and have generally become more stringent over time. We invest financial and managerial resources to comply with environmental laws and regulations and believe such investment will be necessary for the foreseeable future. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, the issuance of orders enjoining our operations, or other claims and complaints. Additionally, our insurance and compliance costs may increase as a result of changes in environmental laws and regulations or changes in enforcement. These laws and regulations, as well as any new laws and regulations affecting fuel quality standards or the sale, distribution transportation and storage of motor fuels, have tended to become increasingly restrictive over time and could adversely affect our business and operating results by increasing our costs, limiting the demand for our products and services, or restricting our operations in the future. Most compliance costs are embedded in normal business operations. However, it is uncertain how much additional investment in technology, facilities, or increased operating costs will be necessary to address hazardous materials, environmental restoration, or new regulatory requirements.

Accidental leaks, spills, or other releases have occurred at our facilities and may continue to occur during our operations, potentially resulting in corrective actions, which can be costly, or environmental investigations at our facilities, leased locations, or third-party sites we manage. We may also face liability at non-company sites where our products have been handled or disposed of, particularly if prior practices—even if acceptable at the time—require remediation to meet current standards.

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

Where releases of motor fuels, other pollutants, substances or wastes have occurred, federal and state laws and regulations, and our lease agreements, require that contamination caused by such releases be assessed and remediated to meet applicable clean-up standards. Certain environmental laws impose strict, joint and several liability without regard to negligence or fault on current and former site owners and operators for costs required to clean-up and restore sites where motor fuels or other waste products have been disposed of or otherwise released. We may also be exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes. Private parties may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental and safety laws and regulations or for personal injury or property damage. The costs associated with the investigation and remediation of contamination, as well as any associated third-party claims for damages or to impose corrective action obligations, could be substantial and could have a material adverse effect on us or our dealers.

Our business, and the businesses of our suppliers and customers, may also be affected by the adoption of environmental laws and regulations intended to address global climate change by limiting carbon emissions and introducing more stringent requirements for the exploration, drilling, transportation and use of crude oil and petroleum products. A number of state and regional efforts have emerged to address climate change and GHG, including efforts that are aimed at tracking or reducing GHG emissions by means of cap-and-trade or carbon tax programs. Although it is not possible at this time to predict how new legislation or regulations that may be adopted to address GHG emissions would impact us, any future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from our or our suppliers’ or customers’ equipment and operations, could require us to incur costs to reduce or measure emissions of GHGs associated with operations. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states or international jurisdictions, as well as international, state and local climate change initiatives, such as increased energy or fuel efficiency standards or mandates for renewable energy sources, could adversely affect our business or the business of our suppliers or customers. Widespread implementation of such laws and regulations may lead to a significant increase in the cost of petroleum-based fuels, or otherwise lower demand for road transportation fuel, which may have a material adverse effect on our results of operations and our financial condition as a whole.

Upon entering office, the current federal U.S. administration issued a series of executive orders that signaled a significant shift in the United States energy, environmental and climate change policy from the prior U.S. presidential administration. Among other directives, such executive orders: (i) direct federal agencies to identify and exercise emergency authorities to facilitate conventional energy production, transportation and refining and call for the use of emergency regulations to expedite energy infrastructure projects; (ii) rescission of pre-existing executive actions meant to address climate change, including initiation of the withdrawal of the U.S. from the Paris Agreement and other climate change- focused international initiatives; (iii) promote energy exploration and production on federal lands and waters; (iv) mandate a review of existing regulations that may burden domestic energy development; and (v) pause disbursement of funds appropriated through the Inflation Reduction Act of 2022 and Infrastructure Investment and Jobs Act, including funds intended to support renewable energy and electric vehicle technologies. The administration has since proposed or promulgated a variety of regulatory initiatives, other executive actions and legislative proposals intended to further these and other policy priorities. These efforts include executive actions, regulatory actions, and legislative initiatives rescinding or limiting funding and tax provisions of the Inflation Reduction Act of 2022 in support of renewable energy technologies and electric vehicle adoption discussed above, including the One Big Beautiful Bill Act enacted on July 4, 2025 and the retraction of the 2009 “endangerment finding” that greenhouse gases are dangerous to human health. The outcome or effects of such policy changes cannot be predicted at this time. The long-term impact of such actions, and any future actions taken during the current administration, on our and our suppliers’ and customers’ operations or the demand for our products and services, if any, is difficult to predict at this time; however, they may result in increased activity from other policymakers, including at the state and local level, or from the private sector, which may adversely impact our operations or those of our value chain.

For more information on potential risks arising from environmental and occupational safety and health laws and regulations, please see “Business—Environmental and Other Government Regulations.”

Failure to comply with applicable laws and regulations could result in liabilities, penalties, costs, or license suspension or revocation that could have a material adverse effect on our business. In addition, future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect our financial position and results of operations.

Our operations are subject to numerous federal, state and local laws and regulations, including regulations related to the sale of alcohol, cigarettes and other tobacco products, lottery products, other age-restricted products, operation of gaming machines, various food safety and product quality requirements, environmental laws and regulations, and various employment laws, including requirements for various licenses and registrations. To the extent we are not able to provide information that is required under such regulations because owners of our stock or our officers and directors do not provide the necessary documentation to comply or fail to comply with such regulations, we may have those licenses suspended or revoked, or new licenses may not be issued.

Our violation of, or inability to comply with, such regulations could expose us to regulatory sanctions ranging from criminal liability or monetary fines to the revocation or suspension of our permits and licenses for the sale of such products. We may also be subject to litigation including class action litigation which may result in substantial costs, expenses and damages related to legal proceedings. Such regulatory action or litigation could adversely affect our business, financial condition and results of operations.

Our failure to comply with applicable labor and employment laws pertaining to, among others, minimum wage, overtime, rest breaks, mandated healthcare benefits or paid time-off benefits could result in increased regulatory scrutiny, monetary fines and substantial costs and expenses related to legal proceedings.

Additionally, we may not be able to comply with new or amended laws and regulations that are adopted, and any new or amended laws and regulations could require us to modify our operations or equipment, shut down our facilities or obtain additional permits or approvals. Additionally, our customers and suppliers may not be able to comply with any new or amended laws and regulations, which could cause our customers or suppliers to curtail or cease operations.

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

We lease certain of our sites from third parties; and our dealers control other sites, all of which could result in increased costs and disruptions to our operations.

We lease a portion of our sites from third parties under long-term arrangements with various expiration dates. We are also a party to master leases. We also lease or sublease properties to certain of our dealers, and a default by the dealer under its lease or sublease could result in us losing a supply relationship. Such defaults by a significant number of our dealers could materially adversely affect our business. Additionally, we are subject to the possibility that we are unable to renew such leases or are only able to do so with increased costs or more onerous terms. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to lease sites we own or sublease sites we lease on favorable terms and any such failure could adversely affect our results of operations and financial condition.

We may lease or sublease certain sites to dealers. If we are unable to obtain tenants or subtenants on favorable terms for sites we own or lease, the resulting rental payments may be insufficient to cover our costs for the site. We cannot provide any assurance that the margins on our distribution of motor fuel to these sites will be sufficient to offset our operating costs or unfavorable lease terms. The occurrence of these events could adversely affect our results of operations and financial condition.

We rely on a large number of store employees. If we do not effectively manage our workforce, our labor costs and results of operations could be adversely affected.

With approximately 8,450 store employees, our labor costs represent one of our largest site operating expenses and our business is dependent on our ability to attract, train, and retain the appropriate mix of qualified employees. Most of our store employees are in entry-level or part-time positions, which historically have high turnover rates. Current employment trends and the prevailing wage rates in the markets in which we operate, including voluntary increases in wages because of current labor market conditions, have increased our costs associated with recruiting and retaining qualified personnel, and may continue to do so in the future. Our ability to meet our changing labor needs while controlling our costs is subject to external factors outside of our control such as labor laws and mandatory requirements at the local, state and federal levels (such as minimum wages, overtime, rest breaks, paid leave time, and other social benefits), unemployment levels, prevailing wage rates, benefit costs, changing demographics, and our reputation and relevance within the labor market. If we are unable to attract and retain qualified personnel to work in our stores, do not provide proper training, or provide clear succession planning, our operations, customer service levels, reputation, and competitiveness could suffer and our results of operations could be adversely affected.

The loss of key senior management personnel or the failure to recruit or retain qualified senior management personnel could materially adversely affect our business.

We are dependent on the ability to recruit, train and retain qualified individuals to manage our business. Economic factors, the state of the current labor market and availability of other employment options for our management personnel could impact our ability to recruit and retain qualified personnel that could have a material impact on our results of operations and impact our ability to execute upon our strategic goals. If we do not provide proper training and clear succession planning or are unable to entice the necessary talent to join our company and retain our employees over time, we may not have appropriate staff to be promoted to management roles as they become available. Additionally, we are dependent on certain key employees to operate our business and the loss of any of our executive officers or other key employees could harm our business.

Unfavorable seasonal weather or other climatic conditions could adversely affect our business.

Weather conditions have a significant effect on our sales, as retail customer transactions in higher profit margin products generally increase when weather conditions are favorable. Consequently, our results are seasonal, and we typically earn more during the warmer second and third quarters of the year. Severe weather phenomena, such as hurricanes, floods, and blizzards, may adversely affect our results of operations due to increased costs associated with such weather conditions, possible significant damage to our retail, dealer and fleet fueling locations, and possible interruption of distributions to our retail, dealer and fleet fueling locations. Temporary or long-term disruptions to our supply chain in connection with unfavorable weather conditions could impact our network of suppliers and distributors, significantly impacting the quality, variety and pricing of merchandise and fuel sold at our sites. Climate change is expected to increase the frequency and intensity of these and other weather phenomena, as well as contribute to various chronic changes (including in meteorological and hydrological patterns) which may result in similar risks or otherwise adversely impact our operations. While we may, from time to time, take actions to mitigate associated risks, we cannot guarantee that such efforts will be successful. For example, an increase in frequency and intensity of natural disasters may adversely impact the availability or cost of insurance

We are subject to risks regarding sustainability matters.

There is ongoing scrutiny from investors, customers, policymakers and other stakeholders regarding companies’ management of climate change, human capital, and various other sustainability matters. We engage in various initiatives (including disclosures) to help manage such matters and address stakeholder expectations; however, such initiatives can be costly and may not have the desired effect. For example, many sustainability initiatives leverage methodologies, standards, and data that are complex and continue to evolve. As with other companies, we expect our approach to evolve as well, and we cannot guarantee that the approach will align with the expectations or preferences of any particular stakeholder. Stakeholders have different, and at times conflicting, expectations. Both advocates and opponents of such matters are increasingly resorting to activism, including litigation, to advance their perspectives. Similarly, policymakers (including certain states) have taken various actions to advance or constrain consideration of certain sustainability matters, and this divergence may increase the cost and complexity of compliance and any associated risks. Addressing stakeholder expectations and regulatory requirements may be costly and any failure to successfully navigate such expectations or requirements may result in reputational harm, loss of customers or contracts, changes in the availability or cost of capital, regulatory or investor engagement, or other adverse impacts to our business.

We are subject to payment-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our brand, reputation, business, financial condition and results of operations.

We and our dealers accept a variety of credit cards and debit cards and, accordingly, we and our dealers are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability and reduce the ease of use of certain payment methods. Additionally, we pay, and in some cases pass-through, interchange and other fees, which may increase over time.

Europay, MasterCard and Visa, or EMV, is a global standard for credit cards that uses computer chips to authenticate and secure chip-card transactions. We may be liable for fraudulent credit card transactions at the fuel dispensers. As of December 31, 2025, the majority of our owned fuel dispensers were EMV-compliant.

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

We rely on multiple information technology systems and a number of third-party vendor platforms (collectively, “IT Systems”) in order to run and manage our daily operations, including for fuel pricing, loyalty programs, payroll, accounting, budgeting, reporting, and site operations. Such IT Systems allow us to manage various aspects of our business, communicate with customers, and to provide reliable analytical information to our management. The future operation, success and growth of our business depends on streamlined processes made available through our uninhibited access to information systems, global communications, internet activity and other network processes. Like most other companies, despite our current cybersecurity risk management framework (see “Cybersecurity” for additional detail) and process controls, our IT Systems, those of our third-party service providers and our customers, may be vulnerable to information security breaches, ransomware or extortion, mishandled data, acts of vandalism, computer viruses and interruption or loss of valuable business data. Stored data might be improperly accessed due to a variety of events beyond our control, including, but not limited to, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of access to data and information, terrorist attacks, hackers, security breaches or other security incidents, and computer viruses or attacks. We rely on third-parties to provide maintenance and support of our IT Systems, and to store our data (including customer data) and a failure of any of these third-parties to provide adequate and timely support, or compromise of these third-parties’ systems, could adversely affect the operation of our IT Systems. We have technology security initiatives and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequately designed or implemented to ensure that our operations are not disrupted or the data security breaches do not occur.

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex attacks which may remain undetected until after they occur. Such attacks also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence. Any breach of our network or those of our vendors may result in damage to our reputation, the loss of valuable business data, the misappropriation of our valuable intellectual property or trade secret information, misappropriation of our customers’ or employees’ personal information, key personnel being unable to perform duties or communicate throughout the organization, loss of sales, significant costs for data restoration and other adverse impacts on our business. Despite our existing security procedures and controls, if our network or the network of one of our service providers was compromised, it could give rise to unwanted media attention, materially damage our customer relationships, harm our business, reputation, results of operations, cash flows and financial condition, result in fines or litigation, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud. In addition, successful cyberattacks, data breaches, or data security incidents, at one of our vendors, other convenience store operators, large retailers or other market participants, whether or not we are directly impacted, could lead to a general loss of customer confidence or affect our supply chain which could negatively affect us, including harming the market perception of the effectiveness of our security measures or harming the reputation of the industry in general, which could result in reduced use of our products and services.

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

We rely on our trademarks and trade names to distinguish some of our products and services from those of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third-parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products or services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend and divert management’s attention, cause us to cease making, licensing or using the products or services that incorporate the challenged intellectual property, require us to rebrand our products or services, if feasible, or require us to enter into royalty or licensing agreements in order to obtain the right to use a third-party’s intellectual property.

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

We are subject to business interruption from unplanned events and asset age, and our operations present risks which may not be fully covered by insurance.

Our operations are also subject to business interruptions from unplanned maintenance, fires, explosions, severe weather, power outages, labor disputes, acts of terrorism or other natural or man-made disasters. These events can result in serious injury or loss of life, property damage, environmental harm and significant financial losses. Furthermore, our storage tanks are generally long-lived assets, and some have been in service for many years. The age and condition of our assets could result in increased maintenance or repair expenditures in the future. If any of our facilities, or those of our customers or suppliers, suffer significant damage or are forced to shut down for a significant period of time, it may have a material adverse effect on our results of operations and our financial condition as a whole.

While we maintain comprehensive insurance coverage against the hazards and risks underlying our operations, not all events may be fully insured or insurable or, if covered, the financial amount of such liabilities may exceed our policy limits or fall within applicable deductible or retention limits. We believe our insurance policies are customary in the industry; however, some losses and liabilities associated with our operations may not be covered by our insurance policies. In addition, there can be no assurance that we will be able to obtain similar insurance coverage on favorable terms (or at all) in the future. Significant uninsured losses and liabilities could have a material adverse effect on our financial condition and results of operations. Furthermore, our insurance is subject to high deductibles. As a result, certain large claims, even if covered by insurance, may require a substantial cash outlay by us, which could have a material adverse effect on our financial condition and results of operations.

Our variable rate debt could adversely affect our financial condition and results of operations.

Certain of our outstanding term loans and revolving credit facilities bear interest at variable rates, subjecting us to fluctuations in the short-term interest rate. Beginning in early 2022, in response to significant and prolonged increases in inflation, the U.S. Federal Reserve Board raised interest rates eleven times during 2022 and 2023, which increased the borrowing costs on our variable rate debt. The Federal Reserve Board then paused rate increases in the fourth quarter of 2023 following the deceleration of inflationary growth. More recently, the Federal Reserve began an easing cycle in September 2024 and has continued its policy rate, including additional cuts in December 2024 and September, October and December 2025, and it may seek to further reduce interest rates, increase interest rates or maintain current interest rates. The timing, number and amount of any future interest rate changes are uncertain, and there can be no assurance that rates will continue to decrease at a rate currently predicted or at all, which would in turn negatively impact our borrowing costs. Any future federal fund rate increases could in turn make our financing activities, including those related to our acquisition activity, more costly and limit our ability to refinance existing debt when it matures or pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. As of December 31, 2025, approximately 50% of our debt bore interest at variable rates, which is based on CME Group’s forward-looking Secured Overnight Financing Rate (“SOFR”). Consequently, significant increases in market interest rates would create substantially higher debt service requirements, which could have a material adverse effect on our overall financial condition, including our ability to service our indebtedness.

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

Risks Related to Our Organizational Structure and Securities

We are the controlling shareholder of APC, a public company, and face potential liability and conflicts arising from that relationship.

As the controlling shareholder of APC, a public company, we may face claims from APC’s minority stockholders alleging that we have breached our fiduciary duties, particularly if we enter into transactions with APC that they view as unfavorable to APC or if we pursue opportunities that they believe should have been presented to APC.

We have entered into, and may continue to enter into, agreements and transactions with related parties, including APC. The agreements we have entered into with APC in connection with its IPO, including the Management Services Agreement, the Employee and Intercompany Matters Agreement, the Omnibus Agreement, the Fuel Distribution Agreement and the Tax Matters Agreement, were prepared when APC was our wholly owned subsidiary and, therefore, such agreements were not approved by a separate or disinterested board of directors. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties.

These arrangements may create actual or perceived conflicts of interest. Conflicts of interest may arise in determining the allocation of resources, the pricing of services or products, the timing and terms of payments, and the resolution of disputes under these agreements. In addition, individuals serving as directors, officers, or managers of both us and APC may face competing fiduciary duties. Certain of our executive officers are also executive officers of APC, including our Chairman, President and Chief

Executive Officer, who also serves as the Chairman, President and Chief Executive Officer of APC. This could create, or appear to create, potential conflicts of interest when we and APC encounter opportunities or face decisions that could have implications for both companies or in connection with the allocation of such officers’ time between APC and us. Although APC has established a conflicts committee to review certain related party transactions, there can be no assurance that these measures will be effective in identifying or mitigating all conflicts of interest.

Conflicts of interest may arise in determining the allocation of resources, the pricing of services or products, the timing and terms of payments, and the resolution of disputes under these agreements. In addition, individuals serving as directors, officers, or managers of both us and our related parties may face competing fiduciary duties. These conflicts could result in decisions that favor the interests of related parties over our interests or the interests of our stockholders.

Disputes under related party agreements may be more difficult to resolve due to the ongoing relationships among the parties and the potential for reputational, operational, or financial impacts. If any related party were to terminate, amend, or fail to perform under these agreements, we could experience disruptions to our operations, increased costs, loss of key services or assets, or adverse financial consequences.

Although we have adopted policies and procedures designed to review and approve related party transactions, including, in certain cases, review by our board of directors or an appropriate committee thereof, there can be no assurance that these measures will be effective in identifying or mitigating all conflicts of interest. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations, and cash flows.

The IPO of a minority interest in the APC Business is subject to various risks and uncertainties, any of which could negatively impact our business, financial condition, results of operations and cash flows.

On February 13, 2026, the IPO of a minority interest in APC, which consists of our wholesale, fleet fueling and GPMP segments, was completed. As a result of the IPO and the formation transactions, we own 75.9% of the economic interests and 94.0% of the combined voting power of APC. We may not be able to achieve the anticipated strategic and financial benefits expected as a result of the APC IPO. In addition, as a result of the APC IPO and the formation transactions, we will only benefit from a portion of any profits and growth of the APC Business in the future, and our historical financial information may not be indicative of future results. Further, the APC Business will be subject to additional costs as a result of being a standalone public company.

Our corporate structure includes Israeli entities that may expose us to additional tax liabilities.

Our corporate structure includes Israeli entities that file tax returns in Israel. Israeli tax authorities may challenge positions taken by such entities with respect to their tax returns. To the extent such a challenge is sustained, this could increase our worldwide effective tax rate and adversely impact our financial position and results of operations. In addition, tax law or regulations in Israel may be amended, and Israeli tax authorities may change their interpretations of existing tax law and regulations such that we may be subject to increased tax liabilities, including upon transfer, termination or liquidation of our entities. We may face additional tax liabilities in transferring cash through our Israeli entities by means of dividends or otherwise to support us, primarily due to withholding tax requirements imposed pursuant to the provisions of the Israeli tax law (which may be reduced under the provisions of the convention between the Government of the United States of America and the Government of Israel with respect to Taxes on Income), which could have a material adverse effect on our business, financial condition and results of operations.

Our charter designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation, as amended (our “charter”), provides that unless we consent in writing to the selection of an alternative forum the sole and exclusive forum to the fullest extent permitted by law for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”) or, our charter or amended and restated bylaws, (4) any action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware) (the “Delaware Forum Provision”). Our charter further provides that unless we consent in writing to the selection of an alternative forum, the federal district court for the District of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act and the Exchange Act (the “Federal Forum Provision”). Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to this provision.

The Delaware Forum Provision and the Federal Forum Provision may limit a stockholder’s ability to bring a claim in a judicial forum that finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the Delaware Forum Provision or the Federal Forum Provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition or results of operations. Notwithstanding the foregoing, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

The majority of our common stock is held by a limited number of stockholders and their interests may conflict with yours in the future.

A limited number of stockholders beneficially owned approximately 59% of our outstanding voting stock as of December 31, 2025. Each share of common stock entitles its holders to one vote on all matters presented to stockholders. Accordingly, this limited number of stockholders can have a material impact in the election and removal of our directors and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of the certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership. This concentration of ownership may delay or deter possible changes in control, and reduces the liquidity of our shares, which may reduce the value of an investment in the common stock. So long as they continue to own a significant amount of the combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

The market price and trading volume of our common stock has been and may be volatile and could decline significantly.

The market price of our common stock has been and may continue to be volatile and could decline significantly. Between January 1, 2024 and February 20, 2026, our common stock has ranged from a high of $8.36 per share to a low of $3.65 per share. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at a price above your purchase price We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others: the realization of any of the risk factors presented in this Annual Report on Form 10-K; actual or anticipated differences in our estimates, or in the estimates of securities analysts, or the expectations of stockholders, or changes by securities analysts in their estimates of our future earnings; failure of our operating results to meet our published guidance; the performance and market valuations of other similar companies; and broad disruptions in the financial markets, including sudden disruptions in the credit markets.

We own a significant majority of the equity interests in APC. As a result, our valuation and the market price of our common stock may be significantly influenced by the market price of APC’s Class A common stock. The market price of APC’s Class A common stock may be volatile and could fluctuate significantly in response to various factors, many of which are beyond our control, including APC’s operating results, changes in earnings estimates by analysts, and general market conditions. If the market price of APC’s Class A common stock declines, the value of our investment in APC would decline, which could have a material adverse effect on the market price of our common stock.

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

As of December 31, 2025, we had 110,860,618 shares of common stock outstanding. We have registered shares of common stock that we may issue under our equity compensation plan. These shares may be sold freely in the public market upon issuance, subject to relevant vesting schedules, and applicable securities laws. Additionally, in the past we have issued, and may issue in the future, equity as part of the purchase price for an acquisition.

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

We follow incident response and breach management processes that principally consist of four interrelated steps to identify and assess material risks from cybersecurity threats: (1) preparing for a cybersecurity incident; (2) detecting and analyzing a cybersecurity incident; (3) containing, eliminating and recovering from the cybersecurity incident; and (4) analyzing the cybersecurity incident after it is resolved. We assess, rank and prioritize cybersecurity incidents based on their severity and impact on our operations and business. Our information security team, with assistance from our legal team, oversees cybersecurity incident response and breach management processes.

GPM’s Chief Information Officer (“CIO”), who has more than 30 years of technology experience, leads our information security team. We also use additional employees with relevant educational and industry experience to support our information security program.

The Cybersecurity Special Committee, a subcommittee of the Audit Committee (the “Cybersecurity Subcommittee”), consists of four independent directors. The Board’s oversight, including through the Cybersecurity Subcommittee, includes receiving periodic reports from the CIO and other information technology team members on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance. In addition, the Cybersecurity Subcommittee is tasked with oversight of our annual cybersecurity assessment of key cybersecurity risks.

The Board has adopted cybersecurity processes to formalize company-wide procedures related to identifying, managing and assessing cybersecurity threats. In the event of a cybersecurity incident which is potentially material, the CIO must report such incident to the Company’s CEO, CFO, General Counsel and the chair of the Cybersecurity Subcommittee, and these executives and Board member determine whether, based on materiality or potential materiality, to report the cybersecurity incident to the Cybersecurity Subcommittee, which committee makes a determination if such cybersecurity incident requires a public filing.

ITEM 2. PROPERTIES.

As of December 31, 2025, we owned 409 properties, including 212 retail stores, 52 consignment agent locations, 113 lessee-dealer locations and 32 fleet fueling locations. Additionally, we have long-term control over a leased property portfolio composed of 1,585 locations as of December 31, 2025. Of the leased properties, 906 were retail stores, 136 were consignment agent locations, 387 were lessee-dealer locations and 156 were fleet fueling locations.

ITEM 3. LEGAL PROCEEDINGS.

Information with respect to this item may be found in Note 14 to the Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the Nasdaq Capital Market under the symbol “ARKO.”

As of February 24, 2026, there were 18 holders of record of our common stock.

Information concerning the dividends called for by this item is incorporated herein by reference to Note 18, “Equity,” in the Consolidated Financial Statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents our share repurchase activity for the quarter ended December 31, 2025 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)

October 1, 2025 to October 31, 2025	912,886	$4.15	912,886	$3,372
November 1, 2025 to November 30, 2025	606,807	4.34	606,807	738
December 1, 2025 to December 31, 2025	153,633	4.80	153,633	—
Total	1,673,326	$4.28	1,673,326	$—
(1)
All of the above repurchases were made on the open market at prevailing market prices plus related expenses under our share repurchase program, which authorized the repurchase up to $125 million of our common stock and was exhausted during the quarter ended December 31, 2025. We publicly announced this program first in February 2022 and announced the increased amount authorized to be repurchased in May 2023 and May 2024. There is no availability remaining under the share repurchase program.

Performance Graph

The following graph compares the performance of our common stock during the period beginning December 31, 2020 through December 31, 2025, assuming an investment of $100 on December 31, 2020, to that of the total return index for the S&P 500, the Russell 2000 and the S&P Retail Select Industry Index. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025

ARKO Corp.	$100	$97.44	$97.19	$94.01	$76.55	$54.16
S&P 500	100	128.71	105.40	133.10	166.40	196.16
Russell 2000	100	114.82	91.35	106.82	119.14	134.40
S&P Retail Select Industry Index	100	142.97	97.63	118.65	133.04	143.95

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

Overview

Based in Richmond, Virginia, ARKO Corp. is one of the largest operators of convenience stores in the United States (“U.S.”), ranked by store count, operating 1,118 retail convenience stores as of December 31, 2025. We are also one of the largest wholesalers of fuel by gallons in the U.S. As of December 31, 2025, we supplied fuel to 2,099 dealer locations and operated 295 proprietary and third-party cardlock locations (unstaffed fueling locations). We are well diversified geographically and as of December 31, 2025, operated in the District of Columbia and more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern U.S. We own 100% of GPM Investments, LLC, a Delaware limited liability company (“GPM”), which was our primary operating entity through the closing of the initial public offering of the Class A common stock of our subsidiary ARKO Petroleum Corp., a Delaware corporation (“APC”), on February 13, 2026 (the “APC IPO”), after which GPM became our primary operating entity for our retail segment and APC became the primary operating entity for our wholesale, fleet fueling and GPMP segments. We own 75.9% of the economic interests and 94.0% of the combined voting power of APC. APC’s Class A common stock began trading on the Nasdaq under the symbol “APC” on February 12, 2026.

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

As of December 31, 2025, we operated the stores under more than 25 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, Corner Mart, Dixie Mart, ExpressStop, E-Z Mart®, fas mart®, fastmarket®, Flash Market, Handy Mart, Jetz, Jiffi Stop®, Jiffy Stop, Li’l Cricket, Market Express, Next Door Store®, Pride, Roadrunner Markets, Rose Mart, Rstore, Scotchman®, shore stop®, Speedy’s, SpeedyQ, Town Star, Uncle’s, Village Pantry® and Young’s.

We operate our retail stores centrally with consistent marketing, merchandising and assortment strategies across our brands, but we occasionally offer regional items based on consumer demand in select brands. We believe this approach increases operational efficiencies while preserving flexibility. Our marketing initiatives and merchandising and assortment strategies are centered around offering our customers an assortment of products with an attractive value proposition. Our retail offering includes a wide array of grab-n-go hot and cold prepared foods and dispensed beverages, take home packaged beverages and beer, candy, salty snacks, bakery and packaged sweet snacks, general and seasonal merchandise, cigarettes, and other tobacco products such as moist tobacco, vape, nicotine pouches, and cigars. We have various foodservice offerings at approximately 965 stores, with options including hot and cold grab-n-go foods, such as bakery, Nathan’s® hot dogs and Tornado® roller grill items. We have 140 stores with delis offering a more robust foodservice menu that includes fried chicken, pizza, breakfast sandwiches, chicken tenders, potato wedges and more. We supplement our foodservice offering with approximately 90 quick service major national brand restaurants such as Dunkin’ and Subway. Additionally, we offer a number of traditional convenience store services, including lottery, prepaid products, gift cards, money orders, ATMs, skill gaming, Bitcoin® ATMs and other ancillary product and service offerings. We sell fuel at 1,095 of our retail sites, and we had 211 electric vehicle (“EV”) chargers at 72 of our locations across 16 states as of December 31, 2025. We also generate revenue from car washes at approximately 65 of our locations.

Wholesale Segment

Our wholesale segment supplies fuel to gas stations operated by third-party dealers, sub-wholesalers, and bulk and spot purchasers, on either a cost plus or consignment basis. For cost plus arrangements, the dealers, sub-wholesalers and bulk and spot purchasers, purchase fuel from us, and we earn a fixed mark-up above our cost. The sales price to the dealer is determined according to the terms of the relevant agreement, which typically reflects our total fuel costs plus the cost of transportation, taxes and our fixed margin. Furthermore, we generally retain any prompt pay discounts and rebates from our fuel suppliers. For consignment arrangements, we retain ownership of the fuel inventory at the site until the time of sale to the ultimate customer by the dealer, we are responsible for the pricing of the fuel to the end consumer and we share the gross profit generated from the sale of fuel by the dealer based on the terms of the relevant contract. In certain cases, gross profit is split based on a percentage and in others, we pay a fixed fee per gallon to the dealer and retain the remainder of the profit.

Fleet Fueling Segment

Our fleet fueling segment includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations), and commissions from the sales of fuel using proprietary fuel cards that provide customers access to a nationwide network of fueling sites.

GPMP Segment

Our GPMP segment primarily engages in inter-segment transactions of wholesale distribution of fuel to substantially all of our sites that sell fuel in the retail and wholesale segments. Our GPMP segment sells and supplies fuel at its cost of fuel (including taxes and transportation) plus a fixed margin to such supplied sites and charges an inter-segment fixed fee primarily to sites in the fleet fueling segment which are not supplied by the GPMP segment. The effect of these inter-segment transactions was eliminated in the Consolidated Financial Statements.

2025 Transformation Plan Updates and Initiatives

Remodels and New-to-Industry (“NTI”) Stores

A part of our multi-year Transformation Plan includes additional targeted capital allocation toward strategic sub-segments of our retail stores, with the goal of increasing traffic and improving profitability. In June of 2025, we launched our new format fas craves flagship location showcasing our key strategic priority to offer food that is relevant, delicious, and affordable and do so within stores that are completely remodeled with modernized interior and exterior designs, with layouts intended to provide a strong focus on our food offerings. fas craves food elevates our assortment of hot and cold grab-and-go food and dispensed beverages. The new fas craves format stores are designed to elevate the customer experience and better reflect our commitment to foodservice, convenience, efficiency, and value. Since the launch of our flagship location, we have completed several additional remodels and are planning approximately 25 remodels, all which will feature the fas craves food and beverage elements. We also plan to expand components of fas craves food and beverage to certain non-remodel stores where space permits while awaiting their remodel.

Complementing our remodeling initiative, in 2025, we opened a Dunkin’ store and two NTI (new to industry) retail stores. Two additional NTI retail stores opened thus far in 2026, and we plan to open one more NTI retail store and three Dunkin’ stores in 2026.

We are targeting 20 NTI fleet fueling locations with target openings during 2026, 10 of which we are currently advancing, which we anticipate will have a positive impact on our results of operations given the attractive, durable cash flow profile of our fleet fueling business.

fas REWARDS Loyalty Program

At the end of 2025, we had approximately 2.4 million enrolled members in our fas REWARDS loyalty program, representing a year over year increase of approximately 6% from 2024. Our fas REWARDS loyalty program is available in all of our retail stores and offers enrolled loyalty members the most value in our stores, in-app member only deals not available without the app, and the ability to earn points that can be redeemed for either fuel or merchandise savings. Other in-app features include the ability to convert earned points to fas BUCKS, which can be spent like cash on most merchandise categories in our stores, or stackable fuel cents off up to $2.00 off per gallon, up to 20 gallons at the pump as part of our Fueling America’s Future promotion. To celebrate America’s 250th anniversary in 2026, members can now save up to $2.50 per gallon in fuel savings.

In the first quarter of 2026, we plan to relaunch our fas REWARDS loyalty program app, which will include personalized features such as easy enrollment, an employee hub, store locators with individual member fuel pricing, Fueling America’s Future deals, value meals, age verified offers for tobacco and alcohol, and gaming.

Site Conversion Strategy (Dealerization)

Starting in the middle of 2024, as part of our Transformation Plan, we are leveraging our unique, multi-segment operating model to expand our wholesale fuel distribution network by converting a meaningful number of retail stores within our retail segment to dealer locations within our wholesale segment. Conversions of certain retail stores benefit both our retail and wholesale segments, as these sites have yielded, and we expect will continue to yield, greater profitability once converted. In such cases, we realize higher profit from ongoing fuel supply agreements and rental income than from continued operation of these stores in our retail segment. These conversions also allow us to focus on and better prioritize future investments in our remaining retail stores. During the year ended December 31, 2025, we converted 256 retail stores to dealer locations, and we have converted a total of 409 stores since the beginning of this initiative in the middle of 2024. We expect to convert a meaningful number of additional stores throughout 2026. These conversions have resulted in approximately $11.8 million in incremental operating income before general and administrative expenses for the year ended December 31, 2025.

As we proceed with our Transformation Plan, we may incur associated non-recurring expenses, including personnel costs, divestiture costs, professional services fees, and losses on disposal of assets and impairment charges.

Pricing and Procurement Strategies

We continue to increase our focus on both our pricing and procurement strategies across our retail stores to support ongoing merchandise margin rate growth, including using customer centric data-driven decisions to expand our six core destination merchandise categories, which are packaged beverages, candy, salty snacks, packaged sweet snacks, alternative snacks and beer. These categories represented approximately 54% of our same store merchandise contribution for the year ended December 31, 2025. Because our core destination merchandise categories represent a high concentration of our merchandise contribution, we focus on marketing and merchandising initiatives within these categories because we believe that they will have the greatest impact on our performance.

Trends Impacting Our Business

We achieved strong store growth over the last decade, driven primarily by a highly successful acquisition strategy, inclusive of 26 completed acquisitions from 2013 through 2025. In April 2024, we completed our acquisition of 21 SpeedyQ Markets convenience stores located in Michigan (the “SpeedyQ Acquisition”). In March 2023, we acquired 135 convenience stores, 181 dealer locations, a commercial, government, and industrial business, and certain distribution and transportation assets from Transit Energy Group, LLC (the “TEG Acquisition”). In June 2023, we completed our acquisition of 24 Uncle’s convenience stores located across Western Texas, 68 proprietary GASCARD-branded cardlock sites and 43 private cardlock sites for fleet fueling operations located in Western Texas and Southeastern New Mexico from WTG Fuels Holdings, LLC (the “WTG Acquisition”). In August 2023, we acquired seven Speedy’s convenience stores located in Arkansas and Oklahoma, which were previously locations operated by a dealer to which we supplied fuel (the “Speedy’s Acquisition” and, together with the TEG Acquisition and the WTG Acquisition, the “2023 Acquisitions”). Our strategic acquisitions, as well as the conversion of a meaningful number of retail stores to dealer locations, have had, and may continue to have, a significant impact on our reported results, which can make period to period comparisons difficult. For additional information regarding our acquisitions, see Note 4 to the Consolidated Financial Statements.

Our store count has grown from 320 sites in 2011 to 3,512 sites as of December 31, 2025, of which 1,118 were operated as retail convenience stores, 2,099 were dealer locations to which we supplied fuel, and 295 were cardlock locations. The following tables provide a history of our acquisitions, site conversions and site closings, including as part of our Transformation Plan, for each of the last three years, for the retail, wholesale and fleet fueling segments:

	For the Year Ended December 31,
Retail Segment	2025	2024	2023
Number of sites at beginning of period	1,389	1,543	1,404
Acquired sites	—	21	166
Newly opened or reopened sites	3	3	4
Company-controlled sites converted to consignment or fuel supply locations, net	(256)	(153)	(16)
Sites closed, divested or converted to rentals	(18)	(25)	(15)
Number of sites at end of period	1,118	1,389	1,543

	For the Year Ended December 31,
Wholesale Segment [1]	2025	2024	2023
Number of sites at beginning of period	1,922	1,825	1,674
Acquired sites	—	—	190
Newly opened or reopened sites [2]	26	39	83
Consignment or fuel supply locations converted from Company-controlled or fleet fueling sites, net	256	153	15
Closed or divested sites	(105)	(95)	(137)
Number of sites at end of period	2,099	1,922	1,825

1 Excludes bulk and spot purchasers.

2 Includes all signed fuel supply agreements irrespective of fuel distribution commencement date.

	For the Year Ended December 31,
Fleet Fueling Segment	2025	2024	2023
Number of sites at beginning of period	280	298	183
Acquired sites	2	—	111
Newly opened or reopened sites	16	1	6
Fleet fueling locations converted from fuel supply locations, net	—	—	1
Closed or divested sites	(3)	(19)	(3)
Number of sites at end of period	295	280	298

The number of fuel gallons we sell and the related fuel margin that we earn per gallon significantly impact our results of operations. Fuel gallons sold to dealers at fuel supply locations and consignment agent locations are dependent on the volume at these locations, which is impacted by the macroeconomic environment, weather and other factors. Fuel gallons sold at proprietary and third-party cardlock locations and at retail stores are impacted by changes in the number of locations, macroeconomic environment, weather, crude oil pricing and other factors.

The cost of our main products, gasoline and diesel fuel, is greatly impacted by the wholesale cost of fuel in the United States. We pass wholesale fuel cost changes to our fuel supply dealers and attempt to pass wholesale fuel cost changes to our retail, fleet fueling and consignment customers through price changes; however, we are not always able to do so. Competitive conditions primarily drive the timing of any increases or decreases in retail prices. Fuel margins for our retail stores, our fleet fueling sites and consignment locations can change rapidly because they are influenced by many factors, including: the wholesale cost of fuel; interruptions in supply caused by severe weather; supply chain disruptions; refinery mechanical failures; and competition in the local markets in which we operate. We tend to realize lower fuel margins when the cost of fuel is increasing gradually over a longer period and higher fuel margins when the cost of fuel is declining or more volatile over a shorter period of time. Because market and geopolitical conditions constrain, from time to time, the supply of fuel, including diesel fuel in particular, we maintain terminal storage of diesel fuel for short-term supply needs for our fleet fueling sites.

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

We have evaluated the impact of the OBBB and reflected the effects in the Consolidated Financial Statements. Specifically, we recorded a favorable impact on the timing of cash paid for taxes of $26.9 million for the year ended December 31, 2025. The OBBB did not have a material impact on our effective tax rate for 2025. We will continue to monitor future guidance and developments related to the OBBB and will update our income tax disclosures as appropriate.

Seasonality

Our business is seasonal, and our operating income in the second and third quarters has historically been significantly greater than in the first and fourth quarters as a result of the generally favorable climate and seasonal buying patterns of our customers.

Results of Operations for the years ended December 31, 2025, 2024 and 2023

The period-to-period comparisons of our results of operations contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation have been prepared using the Consolidated Financial Statements and the notes thereto, and the following discussion should be read in conjunction with such Consolidated Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K. All figures for fuel costs, fuel contribution and fuel margin per gallon exclude the estimated fixed margin or fixed fee paid to the GPMP segment for the cost of fuel (intercompany charges by the GPMP segment).

Consolidated Results

The table below shows our consolidated results for the years ended December 31, 2025, 2024 and 2023, together with certain key metrics.

	For the Year Ended December 31,
	2025	2024	2023
Revenues:	(in thousands)
Fuel revenue	$6,038,934	$6,858,919	$7,464,372
Merchandise revenue	1,482,454	1,767,345	1,838,001
Other revenues, net	122,083	105,698	110,358
Total revenues	7,643,471	8,731,962	9,412,731
Operating expenses:
Fuel costs	5,479,934	6,271,696	6,876,084
Merchandise costs	982,673	1,187,776	1,252,879
Site operating expenses	785,361	875,272	860,134
General and administrative expenses	165,711	162,920	165,294
Depreciation and amortization	134,451	132,414	127,597
Total operating expenses	7,548,130	8,630,078	9,281,988
Other (income) expenses, net	(6,961)	7,858	12,729
Operating income	102,302	94,026	118,014
Interest and other financial expenses, net	(73,324)	(67,161)	(71,243)
Income before income taxes	28,978	26,865	46,771
Income tax expense	(6,342)	(6,144)	(12,166)
Income (loss) from equity investment	108	124	(39)
Net income	$22,744	$20,845	$34,566

Less: Net income attributable to non-controlling interests	—	—	197
Net income attributable to ARKO Corp.	$22,744	$20,845	$34,369
Series A redeemable preferred stock dividends	(5,750)	(5,750)	(5,750)
Net income attributable to common shareholders	$16,994	$15,095	$28,619
Fuel gallons sold	2,063,736	2,189,245	2,241,805
Fuel margin, cents per gallon [1]	27.1	26.8	26.2
Merchandise contribution [2]	$499,781	$579,569	$585,122
Merchandise margin [3]	33.7%	32.8%	31.8%
Adjusted EBITDA [4]	$248,653	$248,860	$276,260
Non-cash rent expense [5]	$12,132	$14,335	$14,168

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

For the year ended December 31, 2025 compared to the year ended December 31, 2024

For the year ended December 31, 2025, fuel revenue decreased by $820.0 million, or 12.0%, compared to the year ended December 31, 2024. The decrease in fuel revenue was attributable primarily to a decrease in the average price of fuel compared to 2024 and fewer gallons sold in 2025 compared to 2024, due to a challenging macroeconomic environment, as well as severe weather conditions in January and February 2025 in certain of the markets in which we operate.

For the year ended December 31, 2025, merchandise revenue decreased by $284.9 million, or 16.1%, compared to the year ended December 31, 2024, primarily due to reduced merchandise revenue from retail stores that we closed or converted to dealer locations since the middle of 2024 as well as a decrease in same store merchandise revenues.

For the year ended December 31, 2025, other revenues, net increased by $16.4 million, or 15.5%, compared to the year ended December 31, 2024, primarily due to the net impact of additional income from retail stores that we converted to dealer locations since the middle of 2024.

For the year ended December 31, 2025, total operating expenses decreased by $1,081.9 million, or 12.5%, compared to the year ended December 31, 2024. Fuel costs decreased by $791.8 million, or 12.6%, compared to 2024, and merchandise costs decreased by $205.1 million, or 17.3%, compared to 2024, consistent with the reduction in fuel and merchandise revenues. For the year ended December 31, 2025, site operating expenses decreased by $89.9 million, or 10.3%, compared to 2024 due to lower expenses from retail stores that we closed or converted to dealer locations, slightly offset by incremental expenses as a result of the SpeedyQ Acquisition.

For the year ended December 31, 2025, general and administrative expenses increased by $2.8 million, or 1.7%, compared to the year ended December 31, 2024, partially due to an increase of $2.8 million in share-based compensation expense.

For the year ended December 31, 2025, depreciation and amortization expenses increased by $2.0 million, or 1.5%, compared to the year ended December 31, 2024 primarily due to assets acquired in the past year.

For the year ended December 31, 2025, other (income) expense, net increased by $14.8 million compared to the year ended December 31, 2024, primarily due to a gain of approximately $20.8 million related to the expiration of a real estate purchase option acquired in 2021 in connection with our acquisition of certain ExpressStop convenience stores that was accounted for as a sale-leaseback, partially offset by higher acquisition and divestiture costs, costs associated with the APC IPO and loss on disposal of assets and impairment charges for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Operating income was $102.3 million for the year ended December 31, 2025 compared to $94.0 million for the year ended December 31, 2024. The increase was primarily due to higher same store fuel contribution, the gain on the aforementioned sale-leaseback and the benefit from retail stores that we closed or converted to dealer locations, partially offset by lower same store merchandise contribution, lower fuel contribution from comparable wholesale sites and higher general, administrative, depreciation and amortization expenses.

For the year ended December 31, 2025, interest and other financial expenses, net increased by $6.2 million compared to the year ended December 31, 2024, primarily related to a decrease of $3.3 million in income recorded in 2025 compared to 2024 for fair value adjustments related to the Public Warrants, Private Warrants and Additional Deferred Shares (each as defined in the notes to the Consolidated Financial Statements) and approximately $9.2 million recorded as financial income in the year ended December 31,

2024 related to the issuance of the First Installment Shares (as defined in Note 4 to the Consolidated Financial Statements) as payment of deferred consideration and the settlement of deferred consideration related to the TEG Acquisition, partially offset by higher interest income generated and lower average interest rates in the year ended December 31, 2025.

For the years ended December 31, 2025 and 2024, income tax expense was $6.3 million and $6.1 million, respectively, and our effective tax rate for the years ended December 31, 2025 and 2024 was 21.8% and 22.8%, respectively.

For the years ended December 31, 2025 and 2024, net income attributable to the Company was $22.7 million and $20.8 million, respectively.

For the years ended December 31, 2025 and 2024, Adjusted EBITDA was $248.7 million and $248.9 million, respectively. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

For the year ended December 31, 2024 compared to the year ended December 31, 2023

For a discussion of the comparative results of operations for the years ended December 31, 2024 and 2023, refer to Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.

Segment Results

Disclosure of Incremental Contributions From Acquisitions

In the discussion of our segment results, we disclose certain information with respect to our acquisitions on an “incremental” basis. For example, incremental fuel gallons sold with respect to recent acquisitions. Incremental amounts or gallons related to such acquisitions reflect only the change (i.e. increase) in the contribution of the acquisitions between the referenced periods as they are not yet reflected in same store figures.

Retail Segment

The table below shows the results of the retail segment for the years ended December 31, 2025, 2024 and 2023, together with certain key metrics for the segment.

	For the Year Ended December 31,
	2025	2024	2023
Revenues:	(in thousands)
Fuel revenue	$2,835,661	$3,509,935	$3,858,777
Merchandise revenue	1,482,454	1,767,345	1,838,001
Other revenues, net	59,020	65,264	74,406
Total revenues	4,377,135	5,342,544	5,771,184
Operating expenses:
Fuel costs [1]	2,440,953	3,081,719	3,423,455
Merchandise costs	982,673	1,187,776	1,252,879
Site operating expenses	685,144	790,645	779,448
Total operating expenses	4,108,770	5,060,140	5,455,782
Operating income	$268,365	$282,404	$315,402
Fuel gallons sold	922,726	1,080,990	1,122,321
Same store fuel gallons sold decrease (%) [2]	(5.4%)	(6.1%)	(5.3%)
Fuel contribution [3]	$394,708	$428,216	$435,322
Fuel margin, cents per gallon [4]	42.8	39.6	38.8
Same store fuel contribution [2,3]	$384,986	$383,453	$422,090
Same store merchandise sales (decrease) increase (%) [2]	(4.1%)	(5.4%)	0.4%
Same store merchandise sales excluding cigarettes (decrease) increase (%) [2]	(2.7%)	(3.8%)	2.5%
Merchandise contribution [5]	$499,781	$579,569	$585,122
Merchandise margin [6]	33.7%	32.8%	31.8%

1 Excludes the estimated fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

2 Same store is a common metric used in the convenience store industry. We consider a store a same store beginning in the first quarter in which the store had a full quarter of activity in the prior year. Refer to “Use of Non-GAAP Measures” below for discussion of this measure.

3 Calculated as fuel revenue less fuel costs. 2023 same store fuel contribution is presented compared to 2024 store basis.

4 Calculated as fuel contribution divided by fuel gallons sold.

5 Calculated as merchandise revenue less merchandise costs.

6 Calculated as merchandise contribution divided by merchandise revenue.

For the year ended December 31, 2025 compared to the year ended December 31, 2024

Retail Revenues

For the year ended December 31, 2025, fuel revenue decreased by $674.3 million, or 19.2%, compared to the year ended December 31, 2024. The decrease in fuel revenue was attributable to a decrease in same store gallons sold of approximately 5.4%, or 51.2 million gallons, reflecting the challenging macroeconomic environment as well as severe weather conditions in January and February 2025 in certain of the markets in which we operate, and a $0.18 per gallon decrease in the average retail price of fuel in 2025 compared to 2024, primarily due to market factors. Retail stores that we closed or converted to dealer locations since the middle of 2024 also negatively impacted gallons sold by 111.3 million gallons. Partially offsetting these decreases were an incremental 2.6 million gallons sold, or $6.2 million in fuel revenue, contributed by the SpeedyQ Acquisition.

For the year ended December 31, 2025, merchandise revenue decreased by $284.9 million, or 16.1%, compared to the year ended December 31, 2024, primarily caused by a decline in customer transactions reflecting the challenging macroeconomic environment as well as severe weather conditions in January and February 2025 in certain of the markets in which we operate, and a decrease in merchandise revenue of $230.5 million from retail stores that we closed or converted to dealer locations since the middle of 2024. Same store merchandise sales decreased by $61.1 million, or 4.1%, for 2025 compared to 2024. More than half the decline in same store merchandise revenues was caused by lower revenues from cigarettes. The SpeedyQ Acquisition contributed approximately $5.6 million of incremental merchandise revenue.

For the year ended December 31, 2025, other revenues, net decreased by $6.2 million, or 9.6%, compared to the year ended December 31, 2024, primarily due to a decrease in other revenues of $6.0 million from retail stores that we closed or converted to dealer locations since the middle of 2024 and a decrease of $0.8 million in same store other revenues principally due to reduced lottery commissions, partially offset by additional income from the SpeedyQ Acquisition.

Retail Operating Income

For the year ended December 31, 2025, fuel contribution decreased by $33.5 million, or 7.8%, compared to the year ended December 31, 2024. The decrease in fuel contribution was due to a decrease of $37.1 million related to retail stores that we closed or converted to dealer locations since the middle of 2024. This decrease was offset by a same store fuel contribution increase of $1.5 million and incremental fuel contribution from the SpeedyQ Acquisition of approximately $1.2 million. Same store fuel margin per gallon for 2025 increased to 42.9 cents per gallon from 40.4 cents per gallon for 2024.

For the year ended December 31, 2025, merchandise contribution decreased by $79.8 million, or 13.8%, compared to the year ended December 31, 2024, while merchandise margin increased to 33.7% in 2025 from 32.8% in 2024. The decrease in merchandise contribution was due to a $71.7 million decrease related to retail stores that we closed or converted to dealer locations since the middle of 2024 and a decrease in same store merchandise contribution of $11.3 million, partially offset by $2.1 million in incremental merchandise contribution from the SpeedyQ Acquisition. Same store merchandise margin for 2025 increased to 33.8% from 33.2% in 2024.

For the year ended December 31, 2025, site operating expenses decreased by $105.5 million, or 13.3%, compared to the year ended December 31, 2024, primarily due to $111.7 million of reduced expenses related to retail stores that we closed or converted to dealer locations since the middle of 2024, partially offset by $3.7 million of incremental expenses related to the SpeedyQ Acquisition.

Wholesale Segment

The table below shows the results of the wholesale segment for the years ended December 31, 2025, 2024 and 2023, together with certain key metrics for the segment.

	For the Year Ended December 31,
	2025	2024	2023
Revenues:	(in thousands)
Fuel revenue	$2,700,838	$2,799,869	$3,039,904
Other revenues, net	52,270	29,140	25,775

Total revenues	2,753,108	2,829,009	3,065,679
Operating expenses:
Fuel costs [1]	2,606,306	2,709,519	2,946,996
Site operating expenses	57,406	39,679	39,703
Total operating expenses	2,663,712	2,749,198	2,986,699
Operating income	$89,396	$79,811	$78,980
Fuel gallons sold – fuel supply locations	836,232	794,796	801,260
Fuel gallons sold – consignment agent locations	152,839	154,560	168,005
Fuel margin, cents per gallon [2] – fuel supply locations	6.3	6.0	6.0
Fuel margin, cents per gallon [2] – consignment agent locations	27.5	27.4	26.5

1 Excludes the estimated fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Note: Information disclosed on a “comparable wholesale sites” basis excludes wholesale sites added through acquisitions and retail stores converted to dealer locations, until the first quarter in which these sites had a full quarter of wholesale activity in the prior year. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure.

For the year ended December 31, 2025 compared to the year ended December 31, 2024

Wholesale Revenues

For the year ended December 31, 2025, fuel revenue decreased by $99.0 million, or 3.5%, compared to the year ended December 31, 2024, primarily due to a decrease in the average price of fuel in 2025 as compared to 2024, partially offset by a 39.7 million, or 4.2%, increase in gallons sold. Of total gallons sold, the retail stores that we converted to dealer locations since the middle of 2024 contributed 79.7 million gallons, which were partially offset by lower volumes at comparable wholesale sites, reflecting the challenging macroeconomic environment.

Wholesale Operating Income

For the year ended December 31, 2025, wholesale operating income increased by $9.6 million compared to the year ended December 31, 2024. Additional operating income from retail stores converted to dealer locations since the middle of 2024 more than offset reduced operating income at comparable wholesale sites. An increase of $23.1 million in other revenues, net, combined with an increase in fuel contribution of $4.2 million in 2025 compared to 2024, was partially offset by an increase in site operating expenses of $17.7 million in 2025 compared to 2024. These increases were primarily due to the retail stores we converted to dealer locations since the middle of 2024.

At fuel supply locations, fuel contribution increased by $4.6 million, and fuel margin per gallon also increased for 2025 compared to 2024, due to $6.9 million of incremental contribution from the retail stores converted to dealer locations, which was partially offset by decreased prompt pay discounts related to lower fuel costs and lower volumes at comparable fuel supply wholesale sites primarily due to the macroeconomic environment and severe weather conditions in January and February 2025 in certain of the markets in which we operate.

At consignment agent locations, fuel contribution decreased by $0.4 million due to decreased prompt pay discounts related to lower fuel costs and lower volumes at comparable wholesale sites, primarily due to the macroeconomic environment and severe weather conditions in January and February 2025 in certain of the markets in which we operate, which was partially offset by the incremental contribution of $2.0 million from the retail stores converted to dealer locations. Fuel margin per gallon increased for 2025 compared to 2024 due to a larger mix of higher performing consignment dealers as compared to the prior year.

Fleet Fueling Segment

The table below shows the results of the fleet fueling segment for the years ended December 31, 2025, 2024 and 2023, together with certain key metrics for the segment.

	For the Year Ended December 31,
	2025	2024	2023
Revenues:	(in thousands)
Fuel revenue	$474,796	$515,462	$530,937
Other revenues, net	8,983	9,135	7,818
Total revenues	483,779	524,597	538,755
Operating expenses:
Fuel costs [1]	409,063	451,173	475,037

Site operating expenses	26,120	24,917	22,298
Total operating expenses	435,183	476,090	497,335
Operating income	$48,596	$48,507	$41,420
Fuel gallons sold – proprietary cardlock locations	129,459	136,104	130,995
Fuel gallons sold – third-party cardlock locations	13,389	12,814	9,832
Fuel margin, cents per gallon [2] – proprietary cardlock locations	49.0	46.0	41.7
Fuel margin, cents per gallon [2] – third-party cardlock locations	17.4	13.1	12.4

1 Excludes the estimated fixed fee paid to the GPMP segment for the cost of fuel.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

For the year ended December 31, 2025 compared to the year ended December 31, 2024

Fleet Fueling Revenues

For the year ended December 31, 2025, fuel revenue decreased by $40.7 million, or 7.9%, and other revenues, net decreased by $0.2 million, compared to the year ended December 31, 2024. Fuel revenue was negatively impacted by a 6.1 million decrease in gallons sold, or 4.1%, due primarily to movements in crude oil pricing and severe weather conditions in January and February 2025 that impacted certain of the markets in which we operate, and a decrease in the average price of fuel in 2025 compared to 2024.

Fleet Fueling Operating Income

For the year ended December 31, 2025, fuel contribution increased by $1.4 million compared to the year ended December 31, 2024. At proprietary cardlocks, fuel contribution increased by $0.8 million, and fuel margin per gallon also increased for 2025 compared to 2024, primarily due to favorable diesel margins. At third-party cardlock locations, fuel contribution increased by $0.6 million, and fuel margin per gallon also increased for 2025 compared to 2024, primarily due to the closure of underperforming third-party locations.

For the year ended December 31, 2025, site operating expenses increased by $1.2 million compared to the year ended December 31, 2024, primarily due to higher rent and insurance.

GPMP Segment

The table below shows the results of the GPMP segment for the years ended December 31, 2025, 2024 and 2023, together with certain key metrics for the segment.

	For the Year Ended December 31,
	2025	2024	2023
Revenues:	(in thousands)
Fuel revenue – inter-segment [1]	$4,835,588	$5,607,388	$6,197,396
Fuel revenue – external customers	849	3,624	3,681
Other revenues, net	727	838	939
Other revenues, net – inter-segment [1]	11,120	11,236	10,918
Total revenues	4,848,284	5,623,086	6,212,934
Operating expenses:
Fuel costs	4,744,771	5,513,092	6,100,559
General and administrative expenses	3,244	3,585	3,162
Depreciation and amortization	7,359	7,371	7,365
Total operating expenses	4,755,374	5,524,048	6,111,086
Other income, net	—	—	(598)
Operating income	$92,910	$99,038	$102,446
Fuel gallons sold – inter-segment	1,833,297	1,955,989	2,017,522
Fuel gallons sold – external customers	217	1,044	1,364
Fuel margin, cents per gallon [2]	5.0	5.0	5.0

1 Includes the estimated fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

For the year ended December 31, 2025 compared to the year ended December 31, 2024

GPMP Revenues

For the year ended December 31, 2025, fuel revenue decreased by $774.6 million, or 13.8%, compared to the year ended December 31, 2024. The decrease in fuel revenue was attributable to a decrease in both gallons sold and the average price of fuel for 2025 compared to 2024.

For the years ended December 31, 2025 and 2024, other revenues, net and inter-segment other revenues, net related to the fixed fee primarily charged to sites in the fleet fueling segment (5.0 cents per gallon sold for the three years ended December 31, 2025) were similar.

GPMP Operating Income

Fuel margin decreased by $6.3 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to fewer gallons sold to the retail segment at a fixed margin.

For the year ended December 31, 2025, total general and administrative expenses decreased $0.3 million from those in the year ended December 31, 2024, and depreciation and amortization expenses for 2025 remained consistent with 2024.

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

We disclose certain measures on a “comparable wholesale sites” basis, which is a non-GAAP measure. Information disclosed on a “comparable wholesale sites” basis excludes wholesale sites added through retail stores converted to dealer locations until the first quarter in which these sites had a full quarter of wholesale activity in the prior year. We believe that this information is useful for our investors, securities analysts, and other interested parties by providing greater comparability regarding our ongoing operating performance.

We define EBITDA as net income including net income attributable to non-controlling interests before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by excluding the gain or loss on disposal of assets, impairment charges, acquisition and divestiture costs, share-based compensation expense, other non-cash items, certain litigation expenses and other unusual or non-recurring charges. Both EBITDA and Adjusted EBITDA are non-GAAP financial measures.

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

EBITDA and Adjusted EBITDA should not be considered as alternatives to any financial measure presented in accordance with GAAP, including net income. These non-GAAP measures have limitations as analytical tools and should not be considered in isolation, or as substitutes for the analysis of our results as reported under GAAP. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

Because non-GAAP financial measures are not standardized, same store measures, comparable wholesale sites, EBITDA and Adjusted EBITDA, as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of these non-GAAP financial measures with those used by other companies.

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023.

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net income, including net income attributable to non-controlling interests	$22,744	$20,845	$34,566
Interest and other financing expenses, net	73,324	67,161	71,243
Income tax expense	6,342	6,144	12,166
Depreciation and amortization	134,451	132,414	127,597
EBITDA	236,861	226,564	245,572
Acquisition and divestiture costs (a)	6,545	5,168	9,079
APC IPO costs (b)	1,897	—	—
(Gain) loss on disposal of assets and impairment charges (c)	(12,146)	6,798	6,203
Share-based compensation expense (d)	15,172	12,339	15,015
(Income) loss from equity investment (e)	(108)	(124)	39
Taxes paid (received) in arrears (f)	305	(1,427)	—
Adjustment to contingent consideration (g)	(2,207)	(20)	(604)
Expenses related to wage and hour claim settlement (h)	2,517	—	—
Other (i)	(183)	(438)	956
Adjusted EBITDA	$248,653	$248,860	$276,260

Additional information
Non-cash rent expense (j)	12,132	14,335	14,168

(a)
Eliminates costs incurred that are directly attributable to business acquisitions and divestitures (including conversion of retail stores to dealer locations) and salaries of employees whose primary job function is to execute our acquisition and divestiture strategy and facilitate integration of acquired operations.
(b)
Eliminates one-time costs incurred related to the APC IPO, which closed on February 13, 2026.
(c)
Eliminates the non-cash loss from the sale or disposal of property and equipment, the loss recognized upon the sale of related leased assets and impairment charges on property and equipment and right-of-use assets related to closed and non-performing sites, and a $20.8 million gain related to the expiration in the second quarter of 2025 of a real estate purchase option acquired in 2021 that was accounted for as a sale-leaseback (see Note 11 to the Consolidated Financial Statements).
(d)
Eliminates non-cash share-based compensation expense related to the equity incentive program in place to incentivize, retain, and motivate our employees and members of our Board.
(e)
Eliminates our share of (income) loss attributable to our unconsolidated equity investment.
(f)
Eliminates the payment (receipt) of historical fuel, franchise and other tax amounts for multiple prior periods.
(g)
Eliminates fair value adjustments primarily related to the contingent consideration owed to the seller for the 2020 Empire acquisition.
(h)
Eliminates non-recurring expenses accrued in net income related to a wage and hour collective action settlement described in Note 14 to the Consolidated Financial Statements.
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

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness, depending on market conditions. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions, or other events may cause us to seek additional debt or equity financing in future periods. Additional debt financing could impose increased cash payment obligations, as well as covenants that may restrict our operations. There can be no guarantee that financing will be available on acceptable terms or at all. As of December 31, 2025, approximately 50% of our debt bore interest at variable rates, an increase from approximately 49% as of December 31, 2024, which increases our interest rate risk and may require that we use more of our cash flow for the payment of interest if prevailing interest rates increase or we incur additional indebtedness under our variable rate facilities or otherwise. See also “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

As of December 31, 2025, we were in a strong liquidity position of approximately $888 million, consisting of approximately $305 million of cash and cash equivalents and approximately $583 million of availability under our lines of credit available for certain purposes. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations from our existing cash balances. As of December 31, 2025, we had no outstanding borrowings under our $140.0 million PNC Line of Credit (as defined below), $32.9 million of unused availability under the M&T equipment line of credit, described below, and $418.7 million of unused availability under our $800 million Capital One Line of Credit (as defined below), which we may elect to increase up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms. Our liquidity position increased significantly following the closing of the APC IPO on February 13, 2026 and the use of the proceeds to repay approximately $184.0 million of the indebtedness under our Capital One Line of Credit.

The Board declared, and the Company paid, dividends of $0.03 per share of common stock on each of March 21, 2025, May 30, 2025, August 29, 2025, and December 1, 2025, totaling approximately $13.6 million. Additionally, the Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on March 20, 2026 to stockholders of record as of March 10, 2026. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will evaluate dividend payments within the context of our overall capital allocation strategy on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends.

In May 2024, the Board increased the size of our share repurchase program for up to an aggregate of $125.0 million of our outstanding shares of common stock, from an aggregate of $100.0 million of our outstanding shares of common stock. During the year ended December 31, 2025, we repurchased approximately 6.1 million shares of common stock under the share repurchase program for approximately $25.7 million, or an average price of $4.19 per share. There is no availability remaining under the share repurchase program.

To date, we have funded capital expenditures primarily through funds generated from operations, funds received from vendors, sale-leaseback transactions, the issuance of debt and existing cash. Future capital required to finance operations, acquisitions, remodel and update stores, and add NTI retail stores and fleet fueling locations is expected to come from cash on hand, cash generated by operations, availability under our lines of credit, and additional long-term debt and equipment leases, as circumstances may dictate. In the short- to medium-term, we currently expect that our capital spending program will be primarily focused on remodeling and updating stores, including as part of our Transformation Plan, adding NTI retail stores and fleet fueling locations, strategic acquisitions and maintaining our properties and equipment. In the medium- to long-term, we currently expect that our capital spending program will align with our Transformation Plan. We do not expect such capital needs to adversely affect liquidity.

Cash Flows for the Years Ended December 31, 2025, 2024 and 2023

Net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in):	(in thousands)
Operating activities	$192,585	$221,858	$136,094
Investing activities	(119,792)	(114,858)	(296,822)
Financing activities	(41,514)	(56,004)	85,357
Effect of exchange rates	27	(9)	23
Total	$31,306	$50,987	$(75,348)

For a discussion of the comparison of our cash flows for the years ended December 31, 2024 and 2023, refer to Part II, Item 7“Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025, under the subheading “Cash Flows for the Years Ended December 31, 2024, 2023 and 2022.”

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

For the year ended December 31, 2025, cash flows provided by operating activities were $192.6 million compared to $221.9 million for the year ended December 31, 2024. The decrease was primarily the result of decreases in working capital as a result of the day of the week on which 2025 ended, which were partially offset by $6.1 million of lower net interest payments, $4.6 million of lower net tax payments, deposits received from dealers (including deposits related to retail stores that we expect to convert to dealer locations), and incremental vendor incentives received.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions, growth and replacing and maintaining existing facilities and equipment used in the business.

For the year ended December 31, 2025, cash used in investing activities increased by $4.9 million to $119.8 million from $114.9 million for the year ended December 31, 2024. For the year ended December 31, 2025, we used $127.3 million for capital expenditures, including the purchase of 23 fee properties for $23.6 million, investments in NTI retail stores, remodeling of new format stores, EV chargers, upgrades to fuel dispensers and other investments in our stores.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount of our lines of credit and other indebtedness, and the issuance of common stock, net of dividends paid and common stock repurchases.

For the year ended December 31, 2025, financing activities consisted primarily of net proceeds of $14.7 million from long-term debt, repayments of $5.7 million for financing leases, $3.2 million for additional consideration payments related to the 2020 acquisition of the business of Empire Petroleum Partners, LLC, $13.6 million for dividend payments on common stock, $5.8 million for dividend payments on the Series A redeemable preferred stock and $28.0 million for common stock repurchases. Cash flows from financing activities for the year ended December 31, 2024 were impacted by payment of the deferred consideration owed for the TEG Acquisition, including the repurchase of shares originally issued as payment of deferred consideration and the settlement of deferred consideration related to the TEG Acquisition.

Indebtedness

Credit Facilities and Senior Notes

Senior Notes

As of December 31, 2025, the Company had outstanding $450 million aggregate principal amount of its 5.125% Senior Notes due 2029 (the “Senior Notes”). Issued in October 2021, the Senior Notes are guaranteed, on an unsecured senior basis, by certain of the Company’s domestic subsidiaries (the “Guarantors”). The indenture governing the Senior Notes contains customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, (vii) effect mergers and (viii) incur indebtedness. The Senior Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ respective existing and future senior unsubordinated indebtedness and are effectively subordinated to all of the Company’s and the Guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated to any existing and future obligations of subsidiaries of the Company that are not Guarantors.

Financing Agreement with PNC

GPM and certain subsidiaries have a financing arrangement (as amended, the “PNC Credit Agreement”) with PNC Bank National Association (“PNC”) to provide a line of credit with an aggregate principal amount of up to $140 million for purposes of financing working capital (the “PNC Line of Credit”).

The PNC Line of Credit bears interest, as elected by GPM at: (a) SOFR Adjusted plus Term SOFR (as defined in the PNC Credit Agreement) plus a margin of 1.25% to 1.75% or (b) a rate per annum equal to the alternate base rate (as defined in the PNC Credit Agreement) plus a margin of 0% to 0.50%. Every quarter, the SOFR margin rate and the alternate base rate margin rate are updated based on the quarterly average undrawn availability of the line of credit. The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. As of December 31, 2025, $8.1 million of letters of credit were outstanding under the PNC Credit Agreement.

In connection with the consummation of the APC IPO, the PNC Credit Agreement was amended and restated to, among other things, remove APC’s subsidiaries as co-borrowers, reduce the principal amount available thereunder from $140 million to $56 million and extend the maturity date for both facilities from December 22, 2027 to the earliest of: (i) February 13, 2031, (ii) the date that is six months prior to the maturity date of the Senior Notes or any permitted refinancing thereof, subject to certain conditions, and (iii) the date that is six months prior to the maturity date of the Capital One Line of Credit. Concurrently, APC and certain of APC’s subsidiaries entered into a separate amended and restated credit agreement with PNC providing for a secured revolving credit facility with substantially similar terms as those under the PNC Line of Credit; provided that the aggregate principal amount available there under is up to $84 million.

Financing Agreements with M&T Bank

As of December 31, 2025, GPM had a financing arrangement with M&T Bank (the “M&T Credit Agreement”) that provides a line of credit for up to $45.0 million to purchase equipment on or before September 2026, which may be borrowed in tranches, as well as an aggregate original principal amount, as amended in May 2025, of $83.7 million of real estate loans (the “M&T Term Loans”). As of December 31, 2025, approximately $32.9 million remained available under the equipment line of credit.

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

In connection with the consummation of the APC IPO, the M&T Credit Agreement was amended to remove APC’s subsidiaries as borrowers or guarantors thereunder, and APC’s assets that previously served as collateral under the M&T Credit Agreement were released from M&T’s security interest.

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

The Capital One Line of Credit matures on May 5, 2028. As of December 31, 2025, approximately $380.8 million was drawn on the Capital One Line of Credit, $0.5 million of letters of credit were outstanding under the Capital One Line of Credit and approximately $418.7 million was available thereunder.

On January 13, 2026, GPMP entered into an amendment to the Capital One Line of Credit, and on February 13, 2026, we used the proceeds from the APC IPO to repay approximately $184.0 million of the indebtedness under the Capital One Line of Credit. Additionally, GPMP entered into certain pledge and security agreements whereby the Capital One Line of Credit is secured by GPM Empire LLC’s interest in, and proceeds from, APC’s agreements with the Company and APC’s fuel supply agreements with certain of its fuel supply partners and a pledge of APC’s equity interests in GPMP.

The Capital One Line of Credit bears interest, as elected by GPMP at: (a) Adjusted Term SOFR (as defined in the agreement) plus a margin of 2.25% to 3.25% or (b) a rate per annum equal to the alternate base rate (as defined in the agreement) plus a margin of 1.25% to 2.25%. The margin is determined according to a formula in the Capital One Line of Credit that depends on GPMP’s leverage.

Additionally, the Capital One Line of Credit limits GPMP’s ability to pay dividends to APC to the extent of its available cash, which is generally the amount of cash and cash equivalents of GPMP and its subsidiaries less certain cash reserves, as determined by GPM Petroleum GP, LLC, GPMP’s general partner.

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

For the 2025 annual impairment test, the data used for the income approach was directly linked to our internal projections for 2026 through 2030. The long-term growth rate used in the terminal year was (0.7)% for the GPMP reporting unit, and was 2.9% for the retail reporting unit, in accordance with the relevant weighted average long-term nominal growth rate. The cash flows used assumed an unlevered, debt-free basis with no deduction for interest of debt principal to present the cash flows available for debt and equity holders. The discount rate for each reporting unit was determined based on the risk profile of each of the reporting units, and was derived from its weighted average cost of capital (“WACC”) as assessed by management with the assistance of an independent assessor. The WACC took into account both debt and equity. The discount rate applied to the cash flow projections for the GPMP and the retail reporting units was approximately 10% and 11%, respectively.

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

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The Senior Notes bear a fixed interest rate; therefore, an increase or decrease in prevailing interest rates has no impact on our debt service for the Senior Notes. As of December 31, 2025, the interest rate on our Capital One Line of Credit was 7.0%, and the interest rate on our M&T Term Loans and M&T equipment loans was 6.2%. As of December 31, 2024, the interest rate on our Capital One Line of Credit was 7.4%, the interest rate on our M&T Term Loans was 7.6% and the interest rate on the variable portion of our M&T equipment loan was 7.4% (approximately $15.9 million of the total loan) As of December 31, 2025, approximately 50% of our debt bore interest at variable rates. Based on the outstanding balances as of December 31, 2025, if our applicable interest rates each increase by 1%, then our debt service on an annual basis would increase by approximately $4.7 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances. For additional information regarding our interest rate risk, see “Risk Factors—Risks Related to Our Business and Industry—Our variable rate debt could adversely affect our financial condition and results of operations.”

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

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management under the supervision, and with the participation, of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

Based on the foregoing evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025 based on the specified criteria.

Our internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8. “Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

For the quarter ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information about directors required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders.

PART IV

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

4.3

Indenture, dated October 21, 2021, by and among ARKO Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on October 26, 2021).

4.4	Form of 5.125% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on October 26, 2021).
4.5

First Supplemental Indenture, dated July 28, 2022, by and among GPM Transportation Company, LLC, the New Guarantor party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K, filed on February 27, 2024).

4.6

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

10.5**

Form of Restricted Stock Unit Agreement under the Company’s 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 8, 2021 (filed at 4:58 p.m. EST)).

10.6**

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

10.10**

Amended and Restated Employment Agreement, dated as of January 1, 2020, by and between GPM INVESTMENTS, LLC and Eyal Nuchamovitz (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K, filed on February 25, 2022).

10.11

Second Amended and Restated Credit Agreement, dated May 5, 2023, by and among GPM Petroleum LP, the guarantors party thereto, Capital One, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 8, 2023).

10.12

First Amendment to Second Amended and Restated Credit Agreement, dated as of March 26, 2024, by and among GPM Petroleum LP, the guarantors party thereto, Capital One, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on March 28, 2024).

10.13*

Amendment No. 2 to Asset Purchase Agreement, dated as of March 26, 2024, by and among GPM Investments, LLC, Transit Energy Group, LLC and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 28, 2024).

10.14*

Master Supply Agreement, dated as of March 21, 2024, by and between GPM Investments, LLC and Core-Mark International, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 26, 2024).

10.15*

Amendment No. 1 to Master Supply Agreement, dated as of March 21, 2024, by and between GPM Investments, LLC and Core-Mark International, Inc. (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K, filed on February 26, 2025).

10.16*

Amendment No. 2 to Master Supply Agreement, dated as of November 26, 2024, by and between GPM Investments, LLC and Core-Mark International, Inc. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K, filed on February 26, 2025).

10.17**

Amendment to Employment Agreement, dated as of February 25, 2025, by and between GPM Investments, LLC and Maury Bricks (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K, filed on February 26, 2025).

10.18**	Offer Letter, dated as of October 6, 2025, by and between ARKO Corp. and Jordan Mann (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on October 9, 2025).
10.19**

Employment Agreement, dated November 14, 2025 and effective December 1, 2025, by and between the Company and Galagher Jeff (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on December 1, 2025).

10.20*

Ninth Amendment to Third Amended, Restated and Consolidated Revolving Credit and Security Agreement, dated February 13, 2026, by and among GPM Investments, LLC, and the other borrowers party thereto and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on February 18, 2026).

10.21*

Fourth Amended and Restated Credit Agreement, dated February 11, 2026, by and between GPM Investments, LLC and M&T Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on February 18, 2026).

10.22*

Amended and Restated Revolving Credit and Security Agreement, dated February 13, 2026, by and among GPM Empire, LLC, and the other borrowers party thereto and PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on February 18, 2026).

10.23*+

Second Amendment to Second Amended and Restated Credit Agreement, dated as of January 13, 2026, by and among GPM Petroleum LP, the guarantors party thereto, Capital One, National Association, and the lenders party thereto.

19.1	ARKO Corp. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K, filed on February 26, 2025).
21.1+	List of Subsidiaries
23.1+	Consent of Grant Thornton LLP
31.1+	Certification of Principal Executive Officer of ARKO Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer of ARKO Corp. pursuant to Section 302 of the Sarbanes-Oxley act of 2002
32.1++	Certification of Principal Executive Officer of ARKO Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of Principal Financial Officer of ARKO Corp. pursuant to Section 906 of the Sarbanes-Oxley act of 2002
97.1	ARKO Corp. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K, filed on February 27, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

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

Date: February 25, 2026	ARKO CORP.

	By:	/s/ Galagher Jeff
Galagher Jeff
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Arie Kotler	President, Chief Executive Officer and Chairman of the Board	February 25, 2026
Arie Kotler	(Principal Executive Officer)

/s/ Galagher Jeff	Executive Vice President and Chief Financial Officer	February 25, 2026
Galagher Jeff	(Principal Financial and Accounting Officer)

/s/ Sherman K. Edmiston III	Director	February 25, 2026
Sherman K. Edmiston III

/s/ Yona Fogel	Director	February 25, 2026
Yona Fogel

/s/ Avram Friedman	Director	February 25, 2026
Avram Friedman

/s/ Andrew R. Heyer	Director	February 25, 2026
Andrew R. Heyer

/s/ Laura Karet	Director	February 25, 2026
Laura Karet

Report of Independent registered public accounting firm

Board of Directors and Shareholders

ARKO Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ARKO Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2026 expressed an unqualified opinion.

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

February 25, 2026

Report of Independent registered public accounting firm

Board of Directors and Shareholders

ARKO Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ARKO Corp. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 25, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Charlotte, North Carolina

February 25, 2026

ARKO Corp.

Consolidated Balance Sheets

(in thousands, except share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$305,004	$261,758
Restricted cash	18,710	30,650
Short-term investments	6,465	5,330
Trade receivables, net	87,331	95,832
Inventory	190,707	231,225
Other current assets	109,520	97,413
Total current assets	717,737	722,208
Non-current assets:
Property and equipment, net	739,570	747,548
Right-of-use assets under operating leases	1,340,450	1,386,244
Right-of-use assets under financing leases, net	144,601	157,999
Goodwill	299,973	299,973
Intangible assets, net	160,136	182,355
Equity investment	3,117	3,009
Deferred tax asset	62,625	67,689
Other non-current assets	66,603	53,633
Total assets	$3,534,812	$3,620,658
Liabilities
Current liabilities:
Long-term debt, current portion	$36,676	$12,944
Accounts payable	156,616	190,212
Other current liabilities	148,340	159,239
Operating leases, current portion	78,162	71,580
Financing leases, current portion	13,239	11,515
Total current liabilities	433,033	445,490
Non-current liabilities:
Long-term debt, net	875,469	868,055
Asset retirement obligation	89,304	87,375
Operating leases	1,374,101	1,408,293
Financing leases	199,691	211,051
Other non-current liabilities	195,975	223,528
Total liabilities	3,167,573	3,243,792

Commitments and contingencies - see Note 14
Series A redeemable preferred stock (no par value) - authorized: 1,000,000 shares; issued and outstanding: 1,000,000 and 1,000,000 shares, respectively; redemption value: $100,000 and $100,000, in the aggregate, respectively	100,000	100,000

Shareholders' equity:
Common stock (par value $0.0001) - authorized: 400,000,000 shares; issued: 131,853,614 and 130,153,836 shares, respectively; outstanding: 110,860,618 and 115,771,318 shares, respectively	11	12
Treasury stock, at cost - 20,992,996 and 14,382,518 shares, respectively	(134,293)	(106,123)
Additional paid-in capital	291,853	276,681
Accumulated other comprehensive income	9,119	9,119
Retained earnings	100,549	97,177
Total shareholders' equity	267,239	276,866
Total liabilities, redeemable preferred stock and shareholders' equity	$3,534,812	$3,620,658

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Operations

(in thousands, except share data)

	For the Year Ended December 31,
	2025	2024	2023
Revenues:
Fuel revenue [1]	$6,038,934	$6,858,919	$7,464,372
Merchandise revenue	1,482,454	1,767,345	1,838,001
Other revenues, net	122,083	105,698	110,358
Total revenues	7,643,471	8,731,962	9,412,731
Operating expenses:
Fuel costs [1]	5,479,934	6,271,696	6,876,084
Merchandise costs	982,673	1,187,776	1,252,879
Site operating expenses	785,361	875,272	860,134
General and administrative expenses	165,711	162,920	165,294
Depreciation and amortization	134,451	132,414	127,597
Total operating expenses	7,548,130	8,630,078	9,281,988
Other (income) expenses, net	(6,961)	7,858	12,729
Operating income	102,302	94,026	118,014
Interest and other financial income	19,531	30,591	20,273
Interest and other financial expenses	(92,855)	(97,752)	(91,516)
Income before income taxes	28,978	26,865	46,771
Income tax expense	(6,342)	(6,144)	(12,166)
Income (loss) from equity investment	108	124	(39)
Net income	$22,744	$20,845	$34,566
Less: Net income attributable to non-controlling interests	—	—	197
Net income attributable to ARKO Corp.	$22,744	$20,845	$34,369
Series A redeemable preferred stock dividends	(5,750)	(5,750)	(5,750)
Net income attributable to common shareholders	$16,994	$15,095	$28,619
Net income per share attributable to common shareholders — basic	$0.15	$0.13	$0.24
Net income per share attributable to common shareholders — diluted	$0.15	$0.13	$0.24
Weighted average shares outstanding:
Basic	113,312	116,139	118,782
Diluted	114,976	116,949	119,605
Supplemental information:
[1] Includes excise tax of:	$1,098,224	$1,160,838	$1,173,881

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Changes in Equity

(in thousands, except share data)

	Common Stock		Treasury
	Shares	Par Value	Stock, at Cost	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2022	120,074,542	$12	$(40,042)	$229,995	$9,119	$81,750	$280,834	$56	$280,890
Share-based compensation	—	—	—	15,015	—	—	15,015	—	15,015
Transactions with non-controlling interests	—	—	—	(3)	—	—	(3)	3	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(240)	(240)
Dividends on redeemable preferred stock	—	—	—	—	—	(5,750)	(5,750)	—	(5,750)
Dividends declared (12 cents per share)	—	—	—	—	—	(14,272)	(14,272)	—	(14,272)
Common stock repurchased	(4,444,363)	—	(34,092)	—	—	—	(34,092)	—	(34,092)
Vesting and settlement of restricted share units	541,029	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	34,369	34,369	197	34,566
Balance at December 31, 2023	116,171,208	$12	$(74,134)	$245,007	$9,119	$96,097	$276,101	$16	$276,117
Share-based compensation	—	—	—	12,339	—	—	12,339	—	12,339
Transactions with non-controlling interests	—	—	—	(2,984)	—	—	(2,984)	(16)	(3,000)
Dividends on redeemable preferred stock	—	—	—	—	—	(5,750)	(5,750)	—	(5,750)
Dividends declared (12 cents per share)	—	—	—	—	—	(14,015)	(14,015)	—	(14,015)
Common stock repurchased	(5,285,201)	—	(31,989)	—	—	—	(31,989)	—	(31,989)
Vesting and settlement of restricted share units	1,467,396	—	—	—	—	—	—	—	—
Issuance of shares	3,417,915	—	—	22,319	—	—	22,319	—	22,319
Net income	—	—	—	—	—	20,845	20,845	—	20,845
Balance at December 31, 2024	115,771,318	$12	$(106,123)	$276,681	$9,119	$97,177	$276,866	$—	$276,866
Share-based compensation	—	—	—	15,172	—	—	15,172	—	15,172
Dividends on redeemable preferred stock	—	—	—	—	—	(5,750)	(5,750)	—	(5,750)
Dividends declared (12 cents per share)	—	—	—	—	—	(13,622)	(13,622)	—	(13,622)
Common stock repurchased	(6,610,478)	(1)	(28,170)	—	—	—	(28,171)	—	(28,171)
Vesting and settlement of restricted share units	1,699,778	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	22,744	22,744	—	22,744
Balance at December 31, 2025	110,860,618	$11	$(134,293)	$291,853	$9,119	$100,549	$267,239	$—	$267,239

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$22,744	$20,845	$34,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,451	132,414	127,597
Deferred income taxes	5,064	(12,796)	(4,680)
Loss on disposal of assets and impairment charges	8,631	6,798	6,203
Gain from sale-leaseback	(20,777)	—	—
Foreign currency (gain) loss	(86)	35	29
Gain from issuance of shares as payment of deferred consideration related to business acquisition (see Note 4)	—	(2,681)	—
Gain from settlement related to business acquisition (see Note 4)	—	(6,356)	—
Amortization of deferred financing costs and debt discount	2,856	2,669	2,518
Amortization of deferred income	(21,758)	(14,477)	(8,142)
Accretion of asset retirement obligation	2,529	2,532	2,399
Non-cash rent	12,132	14,335	14,168
Charges to allowance for credit losses	755	845	1,265
(Income) loss from equity investment	(108)	(124)	39
Share-based compensation	15,172	12,339	15,015
Fair value adjustment of financial assets and liabilities	(9,695)	(10,985)	(10,785)
Other operating activities, net	(981)	125	2,631
Changes in assets and liabilities:
Decrease (increase) in trade receivables	7,746	38,058	(17,937)
Decrease (increase) in inventory	40,627	22,689	(2,013)
(Increase) decrease in other assets	(14,907)	13,893	(29,386)
Decrease in accounts payable	(33,976)	(24,169)	(6,169)
Increase (decrease) in other current liabilities	8,280	(2,820)	990
Decrease in asset retirement obligation	(604)	(917)	(23)
Increase in non-current liabilities	34,490	29,606	7,809
Net cash provided by operating activities	$192,585	$221,858	$136,094

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Cash Flows (cont’d)

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from investing activities:
Purchase of property and equipment	$(127,286)	$(113,914)	$(111,164)
Purchase of intangible assets	(83)	—	(45)
Proceeds from sale of property and equipment	7,198	53,549	310,240
Business and asset acquisitions, net of cash	(242)	(54,549)	(494,871)
Prepayment for acquisitions	—	—	(1,000)
Loans to equity investment, net	621	56	18
Net cash used in investing activities	(119,792)	(114,858)	(296,822)
Cash flows from financing activities:
Receipt of long-term debt, net	38,838	47,556	99,643
Repayment of debt	(24,102)	(26,357)	(22,157)
Principal payments on financing leases	(5,704)	(4,940)	(5,497)
Early settlement of deferred consideration related to business acquisition (see Note 4)	—	(17,155)	—
Proceeds from sale-leaseback	—	—	80,397
Payment of Additional Consideration	(3,210)	(3,354)	(3,505)
Payment of Ares Put Option	—	—	(9,808)
Common stock repurchased	(27,964)	(31,989)	(33,694)
Dividends paid on common stock	(13,622)	(14,015)	(14,272)
Dividends paid on redeemable preferred stock	(5,750)	(5,750)	(5,750)
Net cash (used in) provided by financing activities	(41,514)	(56,004)	85,357
Net increase (decrease) in cash and cash equivalents and restricted cash	31,279	50,996	(75,371)
Effect of exchange rate on cash and cash equivalents and restricted cash	27	(9)	23
Cash and cash equivalents and restricted cash, beginning of year	292,408	241,421	316,769
Cash and cash equivalents and restricted cash, end of year	$323,714	$292,408	$241,421
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of year	$261,758	$218,120	$298,529
Restricted cash, beginning of year	30,650	23,301	18,240
Cash and cash equivalents and restricted cash, beginning of year	$292,408	$241,421	$316,769
Cash and cash equivalents, end of year	$305,004	$261,758	$218,120
Restricted cash, end of year	18,710	30,650	23,301
Cash and cash equivalents and restricted cash, end of year	$323,714	$292,408	$241,421

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Consolidated Statements of Cash Flows (cont’d)

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Supplementary cash flow information:
Cash received for interest	$10,750	$9,485	$7,944
Cash paid for interest	87,269	92,103	82,477
Cash paid for taxes, net of refunds	5,041	9,659	28,620
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	9,346	7,703	10,711
Purchases of equipment in accounts payable and accrued expenses	12,597	10,211	14,888
Purchase of property and equipment under leases	57,638	55,687	7,870
Disposals of leases of property and equipment	12,920	14,044	22,986
Extinguishment of financial liability in a sale-leaseback transaction	42,430	—	—
Issuance of shares as payment of deferred consideration related to business acquisition	—	22,319	—
Deferred consideration related to business acquisitions	—	—	47,000

The accompanying notes are an integral part of these consolidated financial statements.

ARKO Corp.

Notes to Consolidated Financial Statements

1. General

ARKO Corp. (the “Company”) is a Delaware corporation whose common stock, par value $0.0001 per share (“common stock”), is listed on the Nasdaq Stock Market (“Nasdaq”) under the symbol “ARKO.”

In July 2025, the Company formed ARKO Petroleum Corp., a Delaware corporation, as an indirect wholly owned subsidiary (“APC”). On February 13, 2026, APC completed an initial public offering of 11,111,111 shares of its Class A common stock, par value $0.0001 per share, at a price to the public of $18.00 per share (the “APC IPO”). In addition, APC granted the underwriters a 30-day option to purchase up to an additional 1,666,666 shares of APC’s Class A common stock to cover over-allotments, if any, at $18.00 per share, less underwriting discounts and commissions. The total net proceeds from the APC IPO were approximately $183.2 million. Upon the closing of the APC IPO, the Company owned 35,000,000 shares of APC’s Class B common stock, par value $0.0001 per share, representing 75.9% of the economic interests in APC and 94.0% of the combined voting power of APC’s Class A common stock and Class B common stock (or 73.3% of the economic interests in APC and 93.2% of the combined voting power if the underwriters exercise their over-allotment option in full). APC’s Class A common stock is listed on Nasdaq under the symbol “APC.” Refer to Note 3 below for further information.

As of December 31, 2025, the Company’s operations were primarily performed by its wholly owned subsidiary, GPM Investments, LLC, a Delaware limited liability company formed in 2002 (“GPM”). GPM is engaged directly and through fully owned and controlled subsidiaries in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations. Until the APC IPO, GPM was also engaged in wholesale activity, which included the supply of fuel to gas stations operated by third-parties and, in fleet fueling, which included the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites. As of December 31, 2025, the Company’s activity included the operation of 1,118 retail convenience stores, the supply of fuel to 2,099 gas stations operated by dealers and the operation of 295 cardlock locations, in the District of Columbia and throughout more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

The Company has four reportable segments: retail, wholesale, fleet fueling, and GPMP. Following the APC IPO, the wholesale, fleet fueling, and GPMP segments are operated by APC. Refer to Note 24 below for further information with respect to the segments.

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

Cash and Cash Equivalents

The Company considers all unrestricted highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents, of which there were $285.4 million and $211.5 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, $0.6 million and $0.5 million of cash and cash equivalents, respectively, were denominated in New Israeli Shekels. Cash and cash equivalents are maintained at several financial institutions, and in order to have sufficient working capital on hand, the Company maintains concentrations of cash at several financial institutions in amounts that are above the FDIC standard deposit insurance limit of $250,000.

Restricted Cash

The Company classifies as restricted cash any cash and cash equivalents that are currently restricted from use in order to comply with agreements with third-parties, including cash related to net lottery proceeds and deposits received from dealers related to retail stores that will be converted to dealer locations.

Trade Receivables

The majority of trade receivables are typically from dealers, fleet fueling customers, customer credit accounts and credit card companies in the ordinary course of business. Balances due in respect of credit cards processed through the Company’s fuel suppliers and other providers are collected within two to three days depending upon the day of the week, and time of day, of the purchase. Receivables from dealers and customer credit accounts are typically due within one to 30 days and are stated as amounts due. Accounts that are outstanding longer than the payment terms are considered past due. As of December 31, 2023, net trade receivables totaled $134.7 million.

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

The Company writes off receivable amounts when there is information indicating that the debtor is in severe financial difficulty and there is no realistic prospect of recovery. Financial assets written off may still be subject to enforcement activities under the Company’s recovery procedures, taking into account legal advice where appropriate. Any recoveries made are recognized in profit or loss. The Company has not experienced significant write-offs for the years ended December 31, 2025, 2024 and 2023.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including property and equipment, right-of-use assets and amortizable intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a review indicates that the assets will not be recoverable, based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value and the asset’s carrying value is reduced to fair value. Impairment losses related to property and equipment and right-of-use assets of $8.7 million, $7.0 million and $7.9 million were recorded in relation to closed and non-performing sites as an expense within other (income) expenses, net in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively. No material impairment was recognized for long-lived intangible assets during the years ended December 31, 2025, 2024 and 2023.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of net assets of businesses acquired. For the purpose of impairment testing, goodwill is allocated to each reporting unit (or groups of reporting units) expected to benefit from the synergies of the business combination. Intangible assets acquired in a business combination are recorded at fair value as of the date acquired. Amortization of finite lived intangible assets is provided using the straight-line method of amortization over the estimated useful lives of the intangible assets, with a weighted average remaining amortization period as of December 31, 2025, as follows:

	Range in Years	Weighted Average Remaining Amortization Period
Goodwill	Indefinite life	Indefinite life
Trade names	5	2
Wholesale fuel supply contracts	3 to 14	7

Option to acquire ownership rights	10	4
Non-contractual customer relationships	20	17
Liquor licenses	Indefinite life	Indefinite life
Franchise rights	5 to 20	15

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

The Company completed the annual impairment analyses for goodwill for the years ended December 31, 2025, 2024 and 2023, and no impairment was recognized.

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

A non-controlling interest was previously recorded for the interests owned in the Company’s subsidiary, GPM Petroleum LP (“GPMP”), by the seller in the Company’s 2019 acquisition of 64 convenience stores from a third-party (the “Riiser Seller”) and was classified in the consolidated statements of changes in equity as ‘Non-controlling interests.’ As of December 31, 2025 and 2024, GPM, directly and through certain of its wholly owned subsidiaries, held 100% of the limited partnership interests in GPMP. Following the APC IPO, a non-controlling interest will be recorded for the interest owned in the Company’s subsidiary, APC, by the holders of APC’s Class A common stock.

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

Ligad has granted a third-party an option to purchase certain properties held by it. The option, as extended in December 2023, was exercisable until the earlier of (i) February 28, 2026 and (ii) 120 days from receiving certain permit for the leased properties. The properties were leased to a third-party until February 2026 in consideration of an annual rent payment of approximately $0.3 million (linked to consumer price index increases). On October 5, 2025, the option was exercised and a sale agreement was signed for the sale of the leased properties for consideration of approximately $7.1 million, including value-added taxes. On November 3, 2025, the remaining consideration was paid and the transfer of the legal possession of the properties sold took effect.

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

An asset is recognized related to the costs incurred to obtain a contract (e.g. sales commissions) if the costs are specifically identifiable to a contract, the costs will result in enhancing resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. These capitalized costs were approximately $8.2 million, $6.7 million and $4.4 million as of December 31, 2025, 2024 and 2023, respectively, were recorded as a part of other current assets and other non-current assets on the consolidated balance sheets, and were amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $1.8 million, $1.8 million and $1.4 million, respectively, and were included in fuel costs in the consolidated statements of operations. The Company expenses the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

The Company recognizes a contract asset when making upfront incentive payments to dealers. Certain of the upfront considerations represent a prepaid incentive, as these payments are not made for distinct services provided by the dealer. Others represent payments for equipment installed at a dealer location. The prepaid incentives were approximately $51.8 million, $43.8 million and $37.9 million as of December 31, 2025, 2024 and 2023, respectively, were recorded as a part of other current assets and other non-current assets on the consolidated balance sheets, and were amortized as a reduction of revenue over the term of the specific agreement. Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $6.4 million, $5.1 million and $4.0 million, respectively.

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

Retail Segment

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
•
Customer loyalty program—The customer loyalty program provides the Company’s customers rights to purchase products at a lower price or at no cost in future periods. The sale of products in accordance with the loyalty program are recognized as multiple performance obligations. The consideration for the sale is allocated to each performance obligation identified in the contract (the actual purchases and the future purchases) on a relative stand-alone selling price basis. Revenue for the rights granted is deferred and recognized on the date on which the Company completes its obligations in respect thereof or when it expires. The related contract liability for the customer loyalty program was approximately $0.9 million and $1.2 million as of December 31, 2025 and 2024, respectively, and was included in other current liabilities on the consolidated balance sheets.
•
Commissions on sales of lottery products, money orders and prepaid value cards—The Company recognizes a commission on the sale of lottery products, money orders, and sales of prepaid value cards (gift or cash cards) at the time of the sale to the customer.

Wholesale Segment

•
Fuel supply arrangements—In arrangements of this type, the dealer, sub-wholesalers, and bulk and spot purchasers purchase fuel from the Company. The Company recognizes revenue upon delivery of the fuel to the dealer which is the date of transfer of ownership of the fuel to the dealer. The sales price to the dealer is determined according to the terms of the relevant agreement, which typically reflects the Company’s total fuel costs plus the cost of transportation, taxes and a fixed margin, with the Company generally retaining any prompt pay discounts and rebates from its fuel suppliers.
•
Consignment arrangements—In arrangements of this type, the Company owns the fuel until the date of sale to the ultimate customer by the dealer, and the gross profit generated from the sale of the fuel is allocated between the Company and the dealer based on the terms of the relevant agreement with the dealer. In certain cases, gross profit is split based on a percentage and in others, the Company pays a fixed fee per gallon to the dealer. The Company recognizes revenues on the date of the sale to the ultimate customer (namely, upon dispensing of the fuel by the consumer which is the date of transfer of control, risks and rewards to the ultimate customer).

Fleet Fueling Segment

•
Fuel revenue from cardlock locations—Revenues from the sale of fuel, less applicable discounts, are recognized upon delivery of the fuel to the ultimate customer, which is the point at which control and title are transferred, the customer has accepted the product and the customer has significant risks and rewards of owning the product. The Company typically has a right to payment once control of the product is transferred to the ultimate customer. At third-party cardlock locations, the Company remains the owner of the fuel until the date of sale to the ultimate customer. Transaction prices for these products are typically at market rates for the products at the time of delivery to the ultimate customer. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.
•
Commissions on proprietary fuel cards—The Company receives a commission from the sale of fuel using proprietary fuel cards that provide customers access to a nationwide network of fueling sites. The commission is recognized at the time of the sale to the customer.

GPMP Segment

•
The GPMP segment recognizes fuel revenue primarily upon delivery of the fuel to substantially all of GPM’s sites that sell fuel in the retail and wholesale segments at the Company’s cost of fuel (including taxes and transportation) plus a fixed margin and charges a fixed fee primarily to sites in the fleet fueling segment which are not supplied by the GPMP segment, all of which is eliminated in consolidation.

Refer to Note 24 for disclosure of the revenue disaggregated by segment and product line, as well as a description of the reportable segment operations.

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

Total purchases from suppliers who accounted for 10% or more of total purchases for the periods presented were as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Fuel products – Supplier A	$658,815	$786,868	$864,021
Fuel products – Supplier B	771,508	782,141	800,932
Fuel products – Supplier C	598,361	*	708,764
Merchandise products – Supplier D	681,388	771,780	734,638

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs, net of co-op advertising reimbursement from certain vendors/suppliers, for the years ended December 31, 2025, 2024 and 2023 were $6.7 million, $6.8 million and $5.1 million, respectively, and were included in site operating and general and administrative expenses in the consolidated statements of operations.

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

These instruments are accounted for as fair value hedges of a firm commitment upon proper qualification. The Company assesses at inception and on an ongoing basis whether a derivative instrument accounted for as a hedge is highly effective in offsetting changes in the fair value of the hedged item (that is, the unrecognized firm commitment). The gain or loss on the hedging instrument is recognized currently in earnings within fuel costs in the consolidated statement of operations, for the period in which the changes in fair value occur. The gain or loss (that is, the change in fair value) on the hedged item attributable to the hedged risk designated as being hedged adjusts the carrying amount of the related hedged item and is simultaneously recognized in earnings within fuel costs in the consolidated statement of operations, as an adjustment to the carrying amount of that hedged item (that is, the Company recognizes as assets or liabilities the changes in the fair value of the firm commitment that are attributable to the risk being hedged and that arise while the hedge of the firm commitment exists). When the underlying assets are purchased in accordance with the terms of the hedged firm commitment, the initial cost basis in the acquired assets is adjusted by the amount of the firm commitment that was recognized as an asset or liability under the fair value hedging model. See Note 22 and Note 23 for further information about the Company’s derivatives.

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

Share-Based Compensation

ASC 718, Compensation – Stock Compensation, requires the cost of all share-based payments to employees to be recognized in the statements of operations and establishes fair value as the measurement objective in accounting for share-based payment arrangements. ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards on the date of grant.

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

Employee Benefits

The Company has a 401(k) retirement plan for its employees who may contribute up to 75% of eligible wages as defined in the plan, subject to limitations defined in the plan and applicable law. The Company matches a percentage of employee contributions according to the plan. The Company has a deferred compensation plan for certain employees who may contribute up to 90% of eligible wages as defined in the plan, subject to limitations defined in the plan and applicable law. The Company matches a percentage of employee contributions according to the plan. The expense for the Company’s matching contributions on behalf of the Company’s employees for both of these plans was approximately $1.6 million, $1.8 million and $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

In assessing the lease term, the Company takes into account extension options that, at initial recognition, it is reasonably certain it will exercise. The likelihood of the exercise of the extension options is examined considering, among other things, the lease payments during the extension periods in relation to the market prices, significant improvements in the leased properties that are expected to have a significant economic benefit during the extension period, actual profitability characteristics and expected profitability of the property, the remaining non-cancellable period, the number of years under the extension periods, location of the leased property and the availability of suitable alternatives.

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

New Accounting Pronouncements

Income Taxes – In December 2023, the Financial Accounting Standards Board (“FASB”) issued a new standard to improve income tax disclosures. The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard is effective for annual periods beginning January 1, 2025, with early adoption permitted. The Company has adopted this standard for its consolidated financial statements.

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

Derivatives and Hedging – In December 2024, the FASB issued ASU 2024-05, Derivatives and Hedging (Topic 815): Improvements to Hedge Accounting and Disclosure Requirements, which enhances transparency around an entity’s hedging activities. The standard expands existing disclosure requirements related to an entity’s risk management objectives and strategies for undertaking hedging activities, the effects of hedging instruments on the financial statements, and the presentation of gains and losses associated with derivatives and hedged items. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The amendments are required to be applied on a prospective basis, with certain disclosures permitted to be applied retrospectively. The Company is currently evaluating the impact that the adoption of this standard will have on its disclosures.

Credit Losses – In May 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides optional practical expedients to simplify the estimation of expected credit losses on certain financial assets. The amendments modify the CECL model by introducing streamlined approaches for determining expected credit losses on current accounts receivable and contract assets, along with related enhancements to required disclosures about credit risk and the measurement of expected credit losses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The practical expedients and disclosure enhancements are required to be applied prospectively. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

3. ARKO Petroleum Corp. (APC)

APC was formed in July 2025 as a Delaware corporation and a wholly owned subsidiary Arko Convenience Stores, LLC (“ACS”), which is a wholly owned subsidiary of the Company. On February 13, 2026, APC completed the APC IPO, issuing 11,111,111 shares of its Class A common stock, par value $0.0001 per share, at a price to the public of $18.00 per share. In addition, APC granted the underwriters a 30-day option to purchase up to an additional 1,666,666 shares of APC’s Class A common stock to cover over-allotments, if any, at $18.00 per share, less underwriting discounts and commissions. The total net proceeds from the APC IPO were approximately $183.2 million.

In connection with the APC IPO, APC issued to ACS 35,000,000 shares of APC’s Class B common stock, representing 75.9% of the economic interests in APC and 94.0% of the combined voting power of APC’s Class A common stock and Class B common stock (or 73.3% of the economic interests in APC and 93.2% of the combined voting power if the underwriters exercise their over-allotment option in full).

In connection with the closing of the APC IPO, the Company completed a series of transactions whereby the Company (i) transferred certain real estate and equipment assets to APC, along with assigning, leasing or subleasing the leasehold interest in certain properties, (ii) contributed all of the issued and outstanding equity interests in certain subsidiaries to APC, and (iii) entered into, or amended, various agreements, including agreements pursuant to which the GPMP segment will continue to be the exclusive supplier of fuel to the Company’s retail sites. Additionally, in connection with such transactions, certain of the subsidiaries contributed to APC transferred to the Company certain real estate assets related to the retail segment and APC entered into certain subleases, as the sublessee, and master leases, as cotenant or a sublessee, with the Company for the sites on which APC operates.

4. Acquisitions

SpeedyQ Acquisition

On April 9, 2024, the Company acquired certain assets from a third-party, including 21 SpeedyQ Markets convenience stores and nine additional landbank sites located in Michigan (the “SpeedyQ Acquisition”). The consideration at closing was approximately $56.0 million, including the value of cash and inventory in the stores on the closing date, of which $6.0 million was financed with the Capital One Line of Credit (as defined in Note 13 below) and approximately $45.0 million was paid for fee simple ownership in 19 of the properties by Blue Owl under the Program Agreement (both as further described and defined in Note 9). At the closing, pursuant to the Program Agreement, the Company entered into a master lease with Blue Owl for the sites Blue Owl acquired under customary lease terms. For accounting purposes, the transaction was treated as an asset acquisition, and the transaction with Blue Owl was treated as a sale-leaseback and the Company recorded right of use assets and operating lease liabilities of approximately $45.1 million in connection therewith. The Company leased one site from the seller, for which the seller received a put right to require that the Company purchase such site, and the Company received a call right to require that the seller sell such site, both for a purchase price of $7.0 million, subject to terms set forth in the SpeedyQ Purchase Agreement. In June 2025, the seller exercised its put right, and the Company completed the acquisition of the site in the first quarter of 2026.

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

The Company paid approximately $81.8 million of the non-deferred purchase price, including the value of inventory and other closing adjustments, in cash, of which $55.0 million was financed with the Capital One Line of Credit (as defined in Note 13 below). Blue Owl under the Company’s Program Agreement paid the balance of the non-deferred purchase price for fee simple ownership in 104 sites. At the closing, pursuant to the Program Agreement, the Company entered into a master lease with Blue Owl for the sites Blue Owl acquired in the transaction under customary lease terms. For accounting purposes, the transaction with Blue Owl was treated as a sale-leaseback. Because the sale-leaseback was off-market, a financial liability of $51.6 million was recorded, resulting in interest expense recognized over the lease term. Additionally, right-of-use assets and operating lease liabilities of approximately $131.3 million were recorded in connection with the operating lease, after reducing for accounting purposes from the contractual lease payments the amount attributable to the repayment of the additional financing.

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

The Company included identifiable tangible and intangible assets and identifiable liabilities at their respective fair values based on the information available to the Company’s management on the TEG Acquisition closing date, including, among other things, a valuation performed by external consultants. Specifically, the valuation of the wholesale fuel supply contracts was performed by an external consultant using the income approach with a weighted average discount rate of 10.5%. The useful life of the wholesale fuel supply contracts on the date of acquisition was estimated at 10 years. The useful life of the trade names on the date of acquisition was five years.

As a result of the accounting treatment of the TEG Acquisition, the Company recorded goodwill of approximately $61.2 million, all of which was allocated to the GPMP segment attributable to the opportunity to add significant volume to the GPMP segment. None of the goodwill recognized is tax deductible for U.S. income tax purposes.

Acquisition-related costs of approximately $3.3 million have been excluded from the consideration transferred and have been recognized as an expense within other (income) expenses, net in the consolidated statement of operations for the year ended December 31, 2023. No acquisition-related costs were recognized for the years ended December 31, 2025 or 2024.

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

Acquisition-related costs of approximately $2.6 million have been excluded from the consideration transferred and have been recognized as an expense within other (income) expenses, net in the consolidated statement of operations for the year ended December 31, 2023. No acquisition-related costs were recognized for the years ended December 31, 2025 or 2024.

Results of operations for the WTG Acquisition for the period subsequent to the acquisition closing date were included in the consolidated statement of operations for the year ended December 31, 2023. For the period from the WTG Acquisition closing date through December 31, 2023, the Company recognized $119.9 million in revenues and $4.0 million of net income related to the WTG Acquisition.

Speedy’s Acquisition

On August 15, 2023, the Company acquired from a third-party seven convenience stores located in Arkansas and Oklahoma (the “Speedy’s Acquisition” and together with the TEG Acquisition and WTG Acquisition, the “2023 Acquisitions”). Prior to the acquisition, the Company had supplied fuel to these sites, which had been operated by a dealer. The consideration at closing was approximately $13.7 million including cash and inventory in the stores on the closing date, of which approximately $10.4 million was paid by Blue Owl under the Program Agreement for fee simple ownership in three of the properties. At the closing, pursuant to the Program Agreement, the Company entered into a master lease with Blue Owl for the sites Blue Owl acquired under customary lease terms. For accounting purposes, the transaction with Blue Owl was treated as a sale-leaseback and the Company recorded right of use assets and operating lease liabilities of approximately $8.8 million in connection therewith. As of the closing, the Company leases under financing leases the remaining four sites from the seller. In 2025 and 2024, Blue Owl purchased the fee simple ownership in four additional sites from the seller for a total of approximately $10.3 million. Blue Owl leases these sites to the Company.

Impact of Business Combinations (unaudited)

The unaudited supplemental pro forma financial information presented below was prepared based on the historical information of the Company and the acquired operations and gives pro forma effect to the acquisitions using the assumption that the 2023 Acquisitions had occurred on January 1, 2023. The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the acquisitions or any integration costs. The unaudited pro forma financial information is not necessarily indicative of what the actual results of operations would have been had these business combinations occurred on January 1, 2023 nor is it indicative of future results.

	For the Year Ended December 31,
	2024	2023
	(unaudited)
	(in thousands)
Total revenue	$8,731,962	$9,836,586
Net income	21,221	28,972

5. Trade Receivables, Net

Trade receivables consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Credit card receivables	$26,569	$28,262
Fleet fueling customer credit accounts receivables, net	35,394	38,404
Dealers and customer credit accounts receivables, net	25,368	29,166
Total trade receivables, net	$87,331	$95,832

An allowance for credit losses is provided based on management’s evaluation of outstanding accounts receivable. The Company had reserved $1.5 million and $2.4 million for uncollectible fleet fueling customers, dealers and customer credit accounts receivables as of December 31, 2025 and 2024, respectively.

6. Inventory

Inventory consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Fuel inventory	$64,388	$81,394
Merchandise inventory	116,436	138,621
Lottery inventory	9,883	11,210
Total inventory	$190,707	$231,225

Merchandise inventory consisted primarily of cigarettes, other tobacco products, beer, wine, non-alcoholic drinks, candy, snacks, dairy products, prepackaged food and other grocery items.

7. Other Current Assets

Other current assets consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Vendor receivables	$45,269	$43,011
Contract assets related to incentive payments to dealers	7,542	6,250
Sales commissions and other prepaid expenses	20,977	18,794
Environmental receivables	1,822	1,716
Income tax receivable	5,243	806
Due from related parties	209	874
Other current assets	28,458	25,962
Total other current assets	$109,520	$97,413

8. Other Non-Current Assets

Other non-current assets consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Contract assets related to incentive payments to dealers	$44,281	$37,583
Sales commissions and other prepaid expenses	14,038	10,435
Environmental receivables	4,851	4,812
Other non-current assets	3,433	803
Total other non-current assets	$66,603	$53,633

9. Property and Equipment, Net

Property and equipment consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Land	$124,346	$129,599
Buildings and leasehold improvements	326,924	309,284
Equipment	863,825	813,982
Accumulated depreciation	(575,525)	(505,317)
Total property and equipment, net	$739,570	$747,548

As of December 31, 2025 and 2024, the table above included $167.0 million and $118.3 million, respectively, of property and equipment leased to others.

Depreciation expense was $102.3 million, $100.0 million and $93.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Standby Real Estate Program

On May 3, 2021, GPM entered into a standby real estate purchase, designation and lease program agreement with Blue Owl Real Estate Fund VI OP LP (f/k/a Oak Street Real Estate Capital Fund VI OP, LP) and certain of its affiliates (collectively, “Blue Owl”), which has been amended on several occasions (as amended, the “Program Agreement”). Under the Program Agreement, from May 2, 2023 through September 30, 2025, Blue Owl had agreed to purchase up to $1.0 billion of convenience store and gas station real property, cardlock locations and, subject to Blue Owl’s consent, other types of real property that GPM or an affiliate thereof may acquire. In March 2025, the Program Agreement terminated in accordance with its terms.

Pursuant to the Program Agreement, upon any acquisition of a property by Blue Owl, or an affiliate thereof, GPM, or an affiliate thereof, entered into a triple-net lease agreement with Blue Owl or such affiliate pursuant to which GPM or such affiliate leases such property from Blue Owl or such affiliate based upon commercial terms contained in the Program Agreement. The purchase price for any property was similarly subject to commercial terms agreed upon by GPM and Blue Owl in the Program Agreement and if in connection with the acquisition of convenience stores and gas stations from third-parties, consistent with the agreed upon purchase price or designation rights with the seller of the real estate.

10. Goodwill and Intangible Assets

Goodwill

The Company reports revenue and operating results for its operating segments: retail, wholesale, fleet fueling and GPMP (see Note 24 for a description of these operating segments). The following summarizes the activity in goodwill, by segment:

	Retail	GPMP	Total
	(in thousands)
Beginning balance, January 1, 2024	$17,752	$274,421	$292,173
Goodwill adjustment – WTG Acquisition	—	7,800	7,800
Ending balance, December 31, 2024 and 2025	$17,752	$282,221	$299,973

Intangible Assets, Net

Intangible assets consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Wholesale fuel supply agreements	$219,082	$219,082
Trade names	39,312	39,401
Options to acquire ownership rights	1,315	1,315
Non-contractual customer relationships	38,520	38,520
Other intangibles	21,796	21,713
Accumulated amortization – Wholesale fuel supply agreements	(97,250)	(78,338)
Accumulated amortization – Trade names	(37,393)	(36,196)
Accumulated amortization – Options to acquire ownership rights	(817)	(685)
Accumulated amortization – Non-contractual customer relationships	(6,026)	(4,100)
Accumulated amortization – Other intangibles	(18,403)	(18,357)
	$160,136	$182,355

Franchise rights and liquor licenses of $2.9 million and $2.8 million as of December 31, 2025 and 2024, respectively, were not being amortized.

Amortization expense related to definite lived intangible assets was $22.2 million, $22.4 million and $23.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Estimated amortization expense for each of the next five years and thereafter is expected to be as follows:

Future Amortization Expense	Amount
(in thousands)
2026	$21,848
2027	20,591
2028	20,125
2029	19,907
2030	19,773
Thereafter	55,000
$157,244

11. Other Current Liabilities

The components of other current liabilities were as follows:

	As of December 31,
	2025	2024
	(in thousands)
Accrued employee costs	$21,806	$14,363
Fuel and other taxes	35,997	34,588
Accrued insurance liabilities	13,631	13,704
Accrued expenses	43,288	39,733
Environmental liabilities	2,684	2,825
Deferred vendor income	16,475	18,195
Accrued income taxes payable	1,578	1,264
Dealer deposits	6,153	10,659
Financial liabilities	3,568	5,391
Liabilities resulting from Additional Consideration and Contingent Consideration	—	5,601
Deferred payments related to acquisitions	—	680
Public Warrants	—	6,675
Private Warrants	—	1,000
Other accrued liabilities	3,160	4,561
Total other current liabilities	$148,340	$159,239

Additional Consideration and Contingent Consideration

Part of the consideration payable to the sellers in the acquisition of the business of Empire Petroleum Partners, LLC (“Empire”) in 2020 was as follows:

•
On each of the first five anniversaries of October 6, 2020, the Empire sellers were to be paid an amount of $4.0 million (total of $20.0 million) (the “Additional Consideration”). When the Empire sellers were entitled to amounts on account of the Contingent Consideration (as defined below), these amounts were initially applied to accelerate payments on account of the Additional Consideration. For each of the years ended December 31, 2025, 2024 and 2023, the Company paid the Empire sellers $1.9 million, $4.0 million and $4.0 million of Additional Consideration, respectively.
•
An amount of up to $45.0 million (the “Contingent Consideration”) had been required to have been paid to the Empire sellers according to mechanisms set forth in the Empire purchase agreement, subject to the occurrence of certain events during the five years following October 6, 2020. The measurement and payment of the Contingent Consideration was made once a year. For the year ended December 31, 2025, the Company paid the Empire sellers Contingent Consideration of $2.1 million. No Contingent Consideration was paid to the Empire sellers for the years ended December 31, 2024 and 2023.
•
The Company made the final payment to the Empire sellers on October 6, 2025.

Public and Private Warrants

The Company had 17.3 million warrants to purchase common stock outstanding for an exercise price of $11.50 per share, consisting of approximately 14.8 million public warrants (the “Public Warrants”) and approximately 2.5 million private warrants (the “Private Warrants”). The warrants expired on December 22, 2025.

Financial Liabilities

The current and non-current portions of financial liabilities are related to off-market sale-leaseback transactions with Blue Owl related to the 2023 Acquisitions of TEG and WTG (as further described in Note 4 above), the 2022 acquisition of certain assets from Quarles Petroleum, Incorporated and the 2022 acquisition of all the issued and outstanding membership interests in Pride Convenience Holdings, LLC, and in addition, as of December 31, 2024, a failed sale-leaseback transaction related to the 2021 acquisition of 60 ExpressStop convenience stores.

In connection with the closing of the Company’s 2021 acquisition of 60 ExpressStop convenience stores, a real estate investment fund acquired fee simple ownership of 25 of the acquired sites, and the Company entered into a lease agreement for these locations under customary terms. The real estate fund granted the Company an option to purchase the fee simple ownership in these sites following an initial four-year period for a purchase price agreed upon between the parties. For accounting purposes, this transaction was originally treated as a failed sale-leaseback and resulted in recording a financial liability of approximately $44.2 million at that time. In the second quarter of 2025, the Company chose not to exercise its purchase option. The expiration of this purchase option was accounted for as a sale-leaseback, resulting in the removal of such financial liability and related fixed assets, and the recording of a gain in the second quarter of 2025 of approximately $20.8 million included in other (income) expenses, net in the consolidated statements of operations. The Company recorded right-of-use assets and operating lease liabilities of approximately $34.5 million in connection with the remaining lease term for these sites.

12. Other Non-current Liabilities

The components of other non-current liabilities were as follows:

	As of December 31,
	2025	2024
	(in thousands)
Environmental liabilities	$7,905	$8,524
Deferred vendor income	37,026	31,698
Additional Deferred Shares (see Note 18)	723	1,080
Financial liabilities (see Note 11)	122,867	167,007
Dealer deposits	16,115	11,011
Other non-current liabilities	11,339	4,208
Total other non-current liabilities	$195,975	$223,528

13. Debt

The components of debt were as follows:

	As of December 31,
	2025	2024
	(in thousands)
Senior Notes	$446,137	$445,263
M&T debt	84,285	57,380
Capital One Line of Credit	377,406	375,951
Insurance premium notes	4,317	2,405
Total debt, net	$912,145	$880,999
Less current portion	(36,676)	(12,944)
Total long-term debt, net	$875,469	$868,055

Financing Agreements as of December 31, 2025

Type of financing	Original principal amount of financing	Financing payment terms	Interest rate	Interest rate as of December 31, 2025	Amount financed as of December 31, 2025 (in thousands)	Balance as of December 31, 2025 (net of deferred financing costs) (in thousands)
ARKO Corp.
Senior Notes	$450 million	The full amount of principal is due on maturity date of November 15, 2029.	Fixed rate	5.125%	$450,000	$446,137
GPM Investments, LLC
PNC Line of Credit	Up to $140 million	Maturity date of December 22, 2027. See below for extended maturity date in connection with the APC IPO.	For revolving advances that are Term SOFR Loans: SOFR Adjusted plus Term SOFR (as defined in the agreement) plus 1.25% to 1.75% For revolving advances that are domestic rate loans: Alternate Base Rate (as defined in the agreement) plus 0% to 0.5% Every quarter, the margin rates are updated based on the quarterly average undrawn availability of the line of credit. Unused fee - 0.375% or 0.25% if usage is 25% or more	5.04%	None $131,641 unused based on borrowing base	None
M&T Term Loans	$83.7 million

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

$34.2 million of principal is paid in equal monthly installments of approximately $190 thousand based on a 15-year amortization schedule with a balance of $23.0 million due on the maturity date of May 10, 2030.

			SOFR (as defined in the agreement) plus 2.25% Until May 13, 2025: SOFR (as defined in the agreement) plus 2.75% or 3.0%	6.21%	$69,517	$68,251
M&T Equipment Line of Credit	Up to $45 million	Current balance is being paid in equal monthly principal installments of approximately $391 thousand with the balance due on various maturity dates through December 2030. Each additional equipment loan tranche borrowed will have a term of up to five years from the date it is advanced.	SOFR (as defined in the agreement) plus 2.25% Fixed rate based on M&T Bank's five-year cost of funds plus 2.25% Until May 13, 2025: SOFR (as defined in the agreement) plus 2.75%	6.20%	$12,121 No borrowings under the M&T Bank rate $32,879 unused	$11,935
Other M&T Term Loans	$5.4 million	The principal is being paid in monthly installments of approximately $56 thousand with the remaining balance due on various maturity dates through May 2030.	Fixed and variable rate	3.91% to 6.62%	$4,139	$4,099
GPMP
Capital One Line of Credit	Up to $800 million	The full amount of the principal is due on the maturity date of May 5, 2028.	For SOFR Loans: Adjusted Term SOFR (as defined in the agreement) plus 2.25% to 3.25% For alternate base rate loans: Alternate Base Rate (as defined in the agreement) plus 1.25% to 2.25% The margin is determined according to a formula that depends on GPMP's leverage. Unused fee ranges from 0.3% to 0.50%	7.02%	$380,800 No borrowings under the Alternate Base rate $418,700 unused	$377,406
Total						$907,828

Senior Notes

On October 21, 2021, the Company issued $450 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”), which are guaranteed, jointly and severally on an unsecured basis, by certain of the Company’s domestic subsidiaries (the “Guarantors”).

The indenture governing the Senior Notes contains customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries, to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, (vii) effect mergers and (viii) incur indebtedness.

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

In connection with the consummation of the APC IPO, the PNC Credit Agreement was amended and restated to, among other things, remove APC’s subsidiaries as co-borrowers, reduce the principal amount available thereunder from $140 million to $56 million, and extend the maturity date for both facilities from December 22, 2027 to the earliest of: (i) February 13, 2031, (ii) the date that is six months prior to the maturity date of the Senior Notes or any permitted refinancing thereof, subject to certain conditions, and (iii) the date that is six months prior to the maturity date of the Capital One Line of Credit. Concurrently, APC and certain of APC’s subsidiaries entered into a separate amended and restated credit agreement with PNC providing for a secured revolving credit facility with substantially similar terms as those under the PNC Line of Credit; provided that the aggregate principal amount available thereunder is up to $84 million.

M&T Bank Credit Agreement

GPM has a financing arrangement with M&T Bank (the “M&T Credit Agreement”) that had provided a line of credit for up to $45.0 million to purchase equipment on or before September 2026, which may be borrowed in tranches, as well as real estate loans (the “M&T Term Loans”). As of December 31, 2025, approximately $32.9 million remained available under the equipment line of credit.

On May 13, 2025, GPM entered into an amendment to the M&T Credit Agreement to increase the aggregate original principal amount of the M&T Term Loans thereunder by $34.2 million, from $49.5 million to $83.7 million. Prior to the APC IPO, the M&T Term Loans were secured by the real property of 78 sites acquired with the proceeds of such loans and certain other properties, including real property of 21 of 22 sites that the Company acquired in the second quarter of 2025 for aggregate consideration of $22.4 million. The equipment loans are secured by the equipment acquired with the proceeds of such loans.

In connection with the consummation of the APC IPO, the M&T Credit Agreement was amended to remove APC’s subsidiaries as borrowers or guarantors thereunder, and APC’s assets that previously served as collateral under the M&T Credit Agreement were released from M&T’s security interest.

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

On January 13, 2026, GPMP entered into an amendment to the Capital One Line of Credit, and on February 13, 2026, the proceeds from the APC IPO were used to repay approximately $184.0 million of the indebtedness under the Capital One Line of Credit. Additionally, GPMP entered into certain pledge and security agreements whereby the Capital One Line of Credit is secured by GPM Empire LLC’s interest in, and proceeds from, APC’s agreements with the Company and APC’s fuel supply agreements with certain of its fuel supply partners and a pledge of APC’s equity interests in GPMP.

Letters of Credit

Financing Facility	Amount available for letters of credit	Letters of credit issued as of December 31, 2025
PNC Line of Credit	$40.0 million	$8.1 million
Capital One Credit Facility	$40.0 million	$0.5 million

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

Future Scheduled Payments

Total scheduled future principal payments required and amortization of deferred financing costs under all of the foregoing debt agreements were as follows as of December 31, 2025:

Amount
(in thousands)
2026	$37,137
2027	9,191
2028	395,694
2029	453,298
2030	25,574
920,894
Deferred financing costs	(8,749)
Total debt	$912,145

Deferred Financing Costs

Deferred financing costs of $1.4 million and $0.05 million were incurred in the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the gross value of deferred financing costs of $17.8 million and $16.4 million, respectively, and accumulated amortization of $8.8 million and $5.9 million, respectively, were recorded as a direct reduction from the carrying amount of the associated debt liabilities, with the exception of $0.3 million and $0.3 million which were recorded as a prepaid asset related to the unused PNC Line of Credit, respectively. Amortization of deferred financing costs and debt discount was $2.9 million, $2.7 million and $2.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Such amounts were classified as a component of interest and other financial expenses in the consolidated statements of operations.

Financial Covenants

As part of the PNC Credit Agreement, increased reporting requirements were set in cases where the usage of the PNC Line of Credit exceeds certain thresholds, and also it is required that the undrawn availability of the PNC Line of Credit will equal to or be greater than 10%, subject to exceptions included in the PNC Credit Agreement. The amended PNC credit facility with certain of APC’s subsidiaries, among other carve-outs, permit distributions to APC for purposes of making dividends; provided, that no event of default shall have occurred thereunder and the borrowers have Undrawn Availability and Average Undrawn Availability, as defined in such agreement.

The M&T Credit Agreement requires GPM to maintain a liquidity covenant and a debt service coverage ratio.

The Capital One Line of Credit requires GPMP to maintain certain financial covenants, including a leverage ratio and an interest coverage expense ratio. Additionally, the amended Capital One Line of Credit limits GPMP’s ability to pay dividends to APC to the extent of its available cash, which is generally the amount of cash and cash equivalents of GPMP and its subsidiaries less certain cash reserves, as determined by GPM Petroleum GP, LLC, GPMP’s general partner.

As of December 31, 2025, the Company was in compliance with all of the obligations and financial covenants under the terms and provisions of its loans with financial institutions.

14. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is responsible for certain environmental costs and legal expenses arising in the ordinary course of business. See Note 16 for further discussion.

Asset Retirement Obligation

As part of the fuel operations at its retail convenience stores and proprietary cardlock locations, at most of the owned and leased dealer locations, at certain other dealer locations and third-party cardlock locations where the Company owns storage tanks or otherwise agreed to be contractually liable for tank maintenance, there are aboveground and underground storage tanks (“UST”) for which the Company is responsible. The future cost to remove a storage tank is recognized over the estimated remaining useful life of the storage tank, or if sooner, the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a storage tank is installed. The amount added to equipment or right-of-use asset is amortized and accretion expense is recognized in connection with the discounted liability over the remaining life of the respective storage tanks. The accretion of the asset retirement obligation is recorded in interest and other financial expenses in the consolidated statements of operations.

The estimated liability is based upon historical experience in removing storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The asset retirement obligation is re-evaluated annually and revisions to the liability could occur due to changes in estimates of tank removal costs or timing, tank useful lives or whether federal or state regulators enact new guidance on the removal of such tanks.

A reconciliation and roll forward of the liability for the removal of its storage tanks was as follows:

	2025	2024
	(in thousands)
Beginning Balance as of January 1,	$88,108	$85,432
Acquisitions	—	1,326
Additions	91	17
Accretion expense	2,529	2,532
Adjustments	(232)	(266)
Retirement of tanks	(604)	(933)
Ending Balance as of December 31, (*)	$89,892	$88,108

(*) $588 thousand and $733 thousand were recorded to other current liabilities in the consolidated balance sheets as of December 31, 2025 and 2024, respectively.

Fuel Vendor Agreements

The Company enters into fuel supply contracts with various major fuel suppliers. These fuel supply contracts have expiration dates at various times through June 2032. In connection with certain of these fuel supply and related incentive agreements, the Company received certain upfront payments and other vendor assistance payments for rebranding costs and other incentives. If the Company defaults under the terms of any contract, including not purchasing committed fuel purchase volume, or terminates any supply agreement prior to the end of the applicable term, the Company must refund and reimburse the respective fuel supplier for the unearned unamortized portion of the payments received to date, based on the amortization schedule outlined in each respective agreement and refund other benefits from each supplier subject to the terms that were set in the incentive agreement, as well as pay a penalty with regard to the early termination if applicable. The payments are amortized and recognized as a reduction to fuel costs using the straight-line method based on the term of each agreement or based on fuel volume purchased. The amount of the unamortized deferred vendor income liability was $42.9 million and $36.2 million as of December 31, 2025 and 2024, respectively, which were recorded in other current and non-current liabilities on the consolidated balance sheets. The legal liability period in these fuel supply agreements can extend beyond the amortization period, and differ in the amortization schedule, used for book purposes.

Purchase Commitments

In the ordinary course of business, the Company has entered into agreements with fuel suppliers to purchase inventories for varying periods of time. The fuel vendor agreements with suppliers require minimum volume purchase commitments of gasoline, which vary throughout the period of supply agreements and distillates annually. The future minimum volume purchase requirements under the existing supply agreements are based on gallons, with a purchase price at prevailing market rates for wholesale distributions. If the Company fails to purchase the required minimum volume during a contract year, the underlying supplier’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or an agreed monetary compensation. Based upon the Company’s current and future expected purchases, it does not anticipate incurring penalties for volume shortfalls other than isolated de minimis exceptions.

The total future minimum gallon volume purchase requirements from fuel vendors were as follows:

Gallons
(in thousands)
2026	1,073,112
2027	627,388
2028	247,496
2029	134,408
2030	134,408
Thereafter	195,612
Total	2,412,424

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

Following mediation, the parties negotiated and executed a settlement agreement, which was filed in court along with a compliant requesting collective action treatment. In June 2025, the court approved the proposed settlement agreement and treating the case as a collective action. Approximately $2.5 million was accrued related to this matter for settlement fees to employees, attorneys fees, employer taxes and administrative costs, which was included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2025. The ultimate resolution of the matter is expected to occur in the third quarter of 2026.

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

15. Leases

Lessee

As of December 31, 2025, the Company leased 906 of its retail stores, 523 dealer locations, 156 cardlock locations, former store locations and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years. Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges and fuel dispensers.

As of December 31, 2025, there are approximately 940 sites which are leased under 45 separate master lease agreements. Master leases with seven lessors encompass a total of approximately 890 sites. Master leases with the same landlord contain cross-default provisions, in most cases. In most instances of leases of multiple stores from one landlord, each one under a separate lease agreement, the lease agreements contain cross-default provisions between all or some of the other lease agreements with the same landlord.

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

The leases are typically triple net leases whereby the lessee is responsible for the repair and maintenance at the site, insurance and property taxes in addition to environmental compliance.

The components of lease cost recorded on the consolidated statements of operations were as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$9,987	$9,947	$10,919
Interest on lease liabilities	16,632	17,255	16,837
Operating lease costs included in site operating expenses	192,929	190,621	181,164
Operating lease costs included in general and administrative expenses	1,888	2,122	2,206
Lease cost related to variable lease payments, short-term leases and leases of low value assets	2,045	2,091	2,681
Right-of-use asset impairment charges and loss (gain) on disposals of leases, net	4,647	3,118	6,116
Total lease costs	$228,128	$225,154	$219,923

For the years ended December 31, 2025, 2024 and 2023, total cash outflows for leases amounted to approximately $184.7 million, $180.5 million and $171.9 million for operating leases, respectively, and $22.3 million, $22.2 million and $22.3 million for financing leases, respectively.

Supplemental balance sheet data related to leases was as follows:

	As of December 31,
	2025	2024
	(in thousands)
Operating leases
Assets
Right-of-use assets under operating leases	$1,340,450	$1,386,244
Liabilities
Operating leases, current portion	78,162	71,580
Operating leases	1,374,101	1,408,293
Total operating leases	1,452,263	1,479,873

Weighted average remaining lease term (in years)	13.1	13.7
Weighted average discount rate	7.7%	7.7%
Financing leases
Assets
Right-of-use assets	$215,632	$220,018
Accumulated amortization	(71,031)	(62,019)
Right-of-use assets under financing leases, net	144,601	157,999
Liabilities
Financing leases, current portion	13,239	11,515
Financing leases	199,691	211,051
Total financing leases	212,930	222,566
Weighted average remaining lease term (in years)	20.0	20.3
Weighted average discount rate	7.9%	7.9%

As of December 31, 2025, future minimum payments for operating lease obligations and financing lease obligations were as set forth in the following table. The minimum lease payments presented below include periods during which an option is reasonably certain to be exercised and do not take into consideration any future consumer price index adjustments for these agreements.

	Operating	Financing
	(in thousands)
2026	$185,035	$29,104
2027	184,321	22,016
2028	180,509	22,324
2029	179,672	21,843
2030	175,650	21,569
Thereafter	1,467,025	356,102
Gross lease payments	$2,372,212	$472,958
Less: imputed interest	(919,949)	(260,028)
Total lease liabilities	$1,452,263	$212,930

Lessor

The Company leases and subleases owned and leased properties to dealers and other tenants and subtenants which are accounted for as operating or sales-type leases. The majority of leases and subleases are for periods of up to 10 years, which may be a fixed period or a shorter period with an option or series of renewal options, and in certain cases with additional renewal options past such 10-year period. Some of the lease agreements include lease payments which are based upon the tenant’s or subtenant’s sales subject to fixed minimum lease payments. At the time that an agreement is entered into, the dealers and other tenants and subtenants often post a security deposit as collateral. Total operating lease income was approximately $52.7 million, $31.3 million and $27.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Lease income is included in other revenues, net in the consolidated statements of operations.

Supplemental data related to sales-type subleases was as follows:

	As of December 31,
	2025	2024
	(in thousands)
Sales-type leases
Assets
Net investment in sales-type leases, current portion	$220	$—
Net investment in sales-type leases	2,172	544
Total sales-type leases	$2,392	$544

	For the Year Ended December 31,
	2025	2024
	(in thousands)
Selling loss at commencement	$631	$461
Sales-type leases interest income	60	—

As of December 31, 2025, future minimum payments to be received under operating leases or subleases and the investment in sales-type leases were as set forth in the following table.

	Operating	Sales-Type
	(in thousands)
2026	$59,937	$305
2027	53,228	303
2028	44,850	306
2029	41,587	308
2030	37,343	293
Thereafter	164,790	1,364
	$401,735	$2,879
Less: imputed interest		(487)
Present value of net investment in sublease		$2,392

16. Environmental Liabilities

The Company is subject to certain federal and state environmental laws and regulations associated with sites at which it stores and sells fuel and other fuel products, as well as locations owned, leased, or where there is a contractual obligation that results in the Company being the tank operator or owner but are operated by dealers.

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
•
Costs for removal of storage tanks located at the convenience stores, selected dealer locations and certain cardlock locations are classified under the asset retirement obligation section as described in Note 14.
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

As of December 31, 2025 and 2024, environmental obligations totaled $10.6 million and $11.3 million, respectively. These amounts were recorded as other current and non-current liabilities on the consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or changes in federal and/or state environmental regulations.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle the Company to be reimbursed for remediation costs. Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $6.7 million and $6.5 million as of December 31, 2025 and 2024, respectively, and were recorded as other current and non-current assets on the consolidated balance sheets.

The undiscounted amounts of future estimated payments and anticipated recoveries from insurance policies and various state funds as of December 31, 2025 were as follows:

	Payments	Recoveries	Net Obligations
	(in thousands)
2026	$2,684	$1,822	$862
2027	3,355	2,333	1,022
2028	1,962	1,651	311
2029	517	191	326
2030	472	174	298
Thereafter	1,599	502	1,097
Total Future Payments and Recoveries	$10,589	$6,673	$3,916

17. Income Taxes

The Company and its subsidiaries file federal, state, local and foreign income tax returns in jurisdictions with varying statutes of limitation. The Company and its subsidiaries are classified as a Corporation and file, as of December 31, 2025, on a consolidated, unitary or combined basis for U.S. federal and most state jurisdictions for income tax purposes.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law. The bill reinstated several key income tax provisions that were initially part of the U.S. Tax Cuts and Jobs Act of 2017 but which had been phased out in recent years or were set to expire in 2025, and made other changes to income tax provisions, many of which are not effective until 2026. The OBBB, among other things, repealed the mandatory capitalization of domestic research and development expenditures under Internal Revenue Code Section 174, extended the ability to take 100% bonus depreciation, reinstituted of the EBITDA based Section 163(j) calculation, revised international tax regimes, and accelerated the phase out of clean energy credits.

The Company has evaluated the impact of the OBBB and reflected the effects in these consolidated financial statements. Specifically, the Company recorded a favorable impact on the timing of cash paid for taxes of $26.9 million for the year ended December 31, 2025. The OBBB did not have a material impact on the Company’s effective tax rate for 2025. The Company will continue to monitor future guidance and developments related to the OBBB and will update its income tax disclosures as appropriate.

The Company has income tax net operating losses (“NOL”) and tax credit carryforwards related to both domestic and international operations. As of December 31, 2025, the Company has recorded a deferred tax asset of $5.8 million reflecting the benefit of $34.8 million in loss carryforwards and $2.1 million in tax credits. The deferred tax assets expire as follows:

	Amount	Expiration Date
	(in thousands)
Domestic federal NOL	$2,866	Indefinite life
Domestic state NOL	11,007	2032 - Indefinite
Domestic tax credits	1,520	2045
Foreign NOL	14,715	Indefinite life
Foreign capital loss	6,257	Indefinite life
Foreign tax credits	591	2025 - 2026

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

The Company recorded a valuation allowance related to U.S. jurisdictions in the amount of $0.4 million as of both December 31, 2025 and 2024 to recognize that a portion of the deferred tax asset will not be realized based on the more likely than not standard. The Company has recorded a 100% valuation allowance against its foreign subsidiaries’ deferred tax assets in the amount of $6.4 million to recognize that the deferred tax asset will not be realized based on the more likely than not standard. While the Company’s foreign subsidiaries are currently in a minimal three-year cumulative income position, a substantial piece of objective negative evidence evaluated was that the Company’s foreign subsidiaries are projecting taxable losses or very marginal taxable income for the foreseeable future with no anticipated future growth.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. As of both December 31, 2025 and 2024, the Company and its subsidiaries have recorded $0.3 million for unrecognized tax benefits related to state exposures. A reconciliation of the beginning and ending balances of uncertain tax positions included in other current liabilities on the consolidated balance sheets was as follows:

	2025	2024	2023
	(in thousands)
Beginning balance as of January 1,	$261	$261	$261
Additions for tax positions taken in prior years	—	—	—
Reductions of tax positions taken in prior years	—	—	—
Reductions for settlements on tax positions of prior years	—	—	—
Ending balance as of December 31,	$261	$261	$261

Each of the Company’s subsidiaries is subject to examination in their respective filing jurisdiction. For the Company’s U.S. subsidiaries, tax years ending after December 31, 2021 remain open. The Company’s foreign subsidiaries’ tax returns up to and including tax year 2019 are considered closed due to the statute of limitations.

Earnings before income taxes were as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Domestic (U.S.)	$21,546	$27,257	$46,038
Foreign (Israel)	7,540	(268)	694
Total	$29,086	$26,989	$46,732

The components of the income tax provision were as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Current:
Domestic federal	$(29)	$13,860	$10,501
Domestic state and local	1,307	5,080	6,345
Total current	1,278	18,940	16,846
Deferred:
Domestic federal	4,578	(10,330)	(3,316)
Domestic state and local	486	(2,466)	(1,364)
Total deferred	5,064	(12,796)	(4,680)
Total income tax expense	$6,342	$6,144	$12,166

The reconciliation of significant differences between income tax expense applying the US statutory rate and the actual income tax expense at the effective rate were as follows:

	For the Year Ended December 31,
	2025		2024		2023
	(in thousands)
Income tax expense at the statutory rate	$6,108	21.0%	$5,668	21.0%	$9,814	21.0%
Increases (decreases):
State income taxes, net of federal income tax benefit (a)	1,520	5.2%	1,547	5.7%	3,958	8.5%
Non-deductible expenses (non-includable income)
Fair value adjustments, primarily warrants	(1,687)	(5.8)%	(2,381)	(8.8)%	(2,468)	(5.3)%
Acquisition settlement	—	0.0%	(563)	(2.1)%	—	0.0%
Section 162(m) limitation	1,937	6.7%	1,188	4.4%	1,508	3.2%
Other	55	0.2%	87	0.3%	103	0.2%
Change in valuation allowance	(23)	(0.1)%	(31)	(0.1)%	8	0.0%
Tax credits
Work Opportunity Credit	(727)	(2.5)%	(659)	(2.4)%	(1,024)	(2.2)%
Section 30C Alternative Fuel Vehicle Refueling Property Credit	(600)	(2.1)%	—	0.0%	—	0.0%
Foreign tax effects — Israel
Change in valuation allowance	(343)	(1.2)%	(1,287)	(4.7)%	(2,401)	(5.1)%
Expired attributes	1,154	4.0%	1,221	4.5%	2,319	5.0%
Foreign currency translation adjustments	(965)	(3.3)%	62	0.2%	112	0.2%
Other	154	0.5%	1	0.0%	(30)	(0.1)%
Other
Internal entity realignment, change in entity status (b)	—	0.0%	1,500	5.6%	—	0.0%
Other	(241)	(0.8)%	(209)	(0.8)%	267	0.6%
Total	$6,342	21.8%	$6,144	22.8%	$12,166	26.0%

(a)
The states that contributed to the majority (greater than 50%) of the tax effect in this category include Tennessee and Texas for 2025 and 2024, and Texas, Virginia, Tennessee and Michigan for 2023.
(b)
Refer to details above.

The amounts of cash taxes paid by the Company were as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Federal	$3,102	$6,246	$20,709
State:
Texas	759	684	—
Virginia	383	—	—
Tennessee	—	—	1,537
All other states	797	2,729	6,374
Total state	1,939	3,413	7,911
Foreign	—	—	—
Income taxes paid, net of refunds received	$5,041	$9,659	$28,620

For the year ended December 31, 2025, Texas and Virginia were the only states that equaled or exceeded 5% of total net income taxes paid. For the year ended December 31, 2024, the only state that exceeded the 5% threshold was Texas. For the year ended December 31, 2023, the only state that exceeded the 5% threshold was Tennessee.

Significant components of deferred income tax assets and liabilities consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Asset retirement obligation	$22,473	$22,027
Inventory	244	309
Lease obligations	414,897	424,229
Financial liabilities	31,609	43,099
Accrued expenses	5,272	5,438
Deferred income	16,254	13,576
Fuel supply agreements	76,188	82,728
Environmental liabilities	979	1,205
Transaction costs	1,839	1,880
Share-based compensation	4,551	3,957
Net operating loss carryforwards	5,802	4,621
Credits	2,112	1,655
Interest limitation carryforward	3,904	7,972
Other	2,192	3,017
Total deferred tax assets	588,316	615,713
Valuation allowance	(6,835)	(7,205)
Total deferred tax assets, net	581,481	608,508
Deferred tax liabilities:
Property and equipment	(124,652)	(131,135)
Intangible assets	(17,269)	(18,483)
Right-of-use assets	(371,294)	(385,542)
Prepaid expenses	(5,589)	(5,596)
Other	(52)	(63)
Total deferred tax liabilities	(518,856)	(540,819)
Net deferred tax asset	$62,625	$67,689

18. Equity and Temporary Equity

Dividends

The Company’s board of directors (the “Board”) declared, and the Company paid, dividends of $0.12 per share of common stock in 2025, totaling $13.6 million, dividends of $0.12 per share in 2024, totaling $14.0 million, and dividends of $0.12 per share in 2023, totaling $14.3 million. The amount and timing of dividends payable on shares of common stock are within the sole discretion of the Board, which will evaluate dividend payments within the context of the Company’s overall capital allocation strategy on an ongoing basis, giving consideration to its current and forecasted earnings, financial condition, cash requirements and other factors. As a result of the aggregate amount of dividends paid on the common stock through December 31, 2025, the conversion price of the Company’s Series A convertible preferred stock has been adjusted from $12.00 to $11.55 per share, as were the threshold share prices in the Deferred Shares agreement (as discussed below). The Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on March 20, 2026 to stockholders of record as of March 10, 2026.

Share Repurchase Plan

In February 2022, the Board authorized a share repurchase program, which it subsequently increased in May 2023 and May 2024, to provide for the repurchase up to an aggregate of $125 million of outstanding shares of common stock. The share repurchase program does not have an expiration date. During the year ended December 31, 2025, the Company repurchased approximately 6.1 million shares of common stock under the share repurchase program for approximately $25.7 million, or an average price of $4.19 per share. During the year ended December 31, 2024, inclusive of the repurchase of the First Installment Shares from TEG, the Company repurchased approximately 4.8 million shares of common stock under the share repurchase program for approximately $28.3 million, or an average price of $5.89 per share. In the year ended December 31, 2023, the Company repurchased approximately 4.2 million shares of common stock under the share repurchase program for approximately $32.0 million, or an average price of $7.54 per share. As of December 31, 2025, there was no availability remaining under the share repurchase program.

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

The key terms of the Series A Stock are as follows:

•
Conversion: Each share of Series A Stock is convertible into shares of the Company at the holder’s option at any time after the date of issuance of such share for a conversion price equal to $12.00 per share of Series A Stock, adjusted for customary recapitalization events including common stock dividends (the “Conversion Rate”), which Conversion Rate was $11.55 as of December 31, 2025. Holders are entitled to up to a total of 1.2 million additional shares of the Company’s common stock (the “Bonus Shares”) upon any optional conversion of Series A Stock by the holder for which notice of conversion is provided after June 1, 2027, but prior to August 31, 2027. The specific number of Bonus Shares will be determined according to the Company’s volume weighted average price (the “VWAP”) for the 30 trading days prior to June 1, 2027, adjusted for customary recapitalization events. Each share of Series A Stock will automatically convert into fully paid and nonassessable shares of the Company’s common stock at the then-applicable Conversion Rate, if, at any time during target periods as set forth in the amended and restated Certificate of Incorporation of the Company (the “Charter”), the VWAP of the Company’s common stock equals or exceeds $18 per share, adjusted for any customary recapitalization events; provided that the average daily trading volume for the Company’s common stock at the agreed VWAP period is at least $7.5 million.
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

Classification of Convertible Preferred Stock – The Series A Stock is considered contingently redeemable based on events that are not solely within the Company’s control. Accordingly, the Series A Stock is presented outside of permanent equity in the temporary equity section of the consolidated balance sheets. As of December 31, 2025 and 2024, the Series A Stock was accreted to its full redemption value.

Deferred Shares

Two million shares of common stock were to be issued to the founders of Haymaker Acquisition Corp. II subject to the condition that the share price of the common stock reached or exceeded $13.00 during the five-year period ended December 22, 2025. Such condition was not satisfied during the applicable period, and no shares were issued. Two million shares of common stock will be issued subject to the share price of the common stock reaching $15.00 or higher during the seven-year period ending December 22, 2027, and up to an additional 200 thousand shares of common stock (the “Additional Deferred Shares”) will be issued subject to the number of Bonus Shares as defined above issued to the holders of Series A Stock not being higher than an amount determined.

Ares Warrants

On December 22, 2020, certain entities affiliated with Ares Capital Corporation exchanged their warrants to acquire membership interests in GPM for warrants (the “Ares Warrants”) to purchase 1.1 million shares of the Company’s common stock. All the Ares Warrants expired on December 22, 2025.

19. Share-Based Compensation

The Compensation Committee of the Board (the “Compensation Committee”) has approved the grant of non-qualified stock options, restricted stock units (“RSUs”), and shares of common stock to certain employees, non-employees and members of the Board under the ARKO Corp. 2020 Incentive Compensation Plan (as amended, the “Plan”). The total number of shares of common stock authorized for issuance under the Plan is 23.8 million shares. As of December 31, 2025, 9.1 million shares of common stock were available for future grants. Stock options granted under the Plan expire no later than ten years from the date of grant and the exercise price may not be less than the fair market value of the underlying shares on the date of grant. Vesting periods are assigned to stock options and RSUs on a grant-by-grant basis at the discretion of the Board, and except in certain limited situations, all awards are subject to a minimum vesting period of one year. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

Additionally, a non-employee director may receive RSUs in lieu of up to 100% of his or her cash fees, which vest immediately and will be settled in common stock upon the director’s departure from the Board or an earlier change in control of the Company.

Stock Options

The following table summarizes share activity related to stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands)				(in thousands)
Options Outstanding, December 31, 2023	1,306	$9.03		8.4	$—
Granted	—
Options Outstanding, December 31, 2024	1,306	$9.03		7.4	$—
Granted	—
Options Outstanding, December 31, 2025	1,306	$9.03		6.4	$—

Exercisable at December 31, 2025	1,170	$9.08		6.3	$—
Vested and expected to vest at December 31, 2025	1,306	$9.03		6.4	$—

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s common stock on December 31.

In the years ended December 31, 2025 and 2024, 287 thousand and 447 thousand stock options vested, respectively.

As of December 31, 2025, total unrecognized compensation cost related to unvested stock options was approximately $0.1 million, which is expected to be recognized over a weighted average period of approximately 0.2 years.

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

Restricted Stock Units and Performance-based Restricted Stock Units

The following table summarizes share activity related to RSUs and performance-based RSUs (“PSUs”):

	RSUs and PSUs	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested RSUs and PSUs, December 31, 2023	3,869	$8.65
Granted	3,366	5.91
Released	(1,636)	8.83
Forfeited	(120)	5.74
Performance-based share adjustment	(867)	7.46
Nonvested RSUs and PSUs, December 31, 2024	4,612	$6.89
Granted	3,755	4.58
Released	(1,658)	7.52
Forfeited	(705)	5.83
Performance-based share adjustment	(59)	5.64
Nonvested RSUs and PSUs, December 31, 2025	5,945	$5.40

In the years ended December 31, 2025 and 2024, 216 thousand and 219 thousand RSUs were issued to non-employee directors. These awards are included in the table above under RSUs as both granted and released units. There were 430 thousand and 472 thousand RSUs issued to non-employee directors outstanding as of December 31, 2025 and 2024, respectively.

In the years ended December 31, 2025, 2024 and 2023, the Company granted approximately 2,096 thousand, 2,021 thousand and 1,151 thousand PSUs, respectively, which, subject to achieving certain performance criteria, could result in the issuance of a number of shares of common stock equal to up to 150% of the number of PSUs granted, net of PSUs forfeited. The PSUs were awarded to certain employees and cliff vest at the end of a one or three-year period, subject to the achievement of specific performance criteria measured over such period. The number of PSUs that will ultimately vest is contingent upon the recipient continuing to be in the continuous service of the Company and related entities through the last day of the performance period or the applicable vesting date and a certification by the Compensation Committee that the applicable performance criteria have been met.

For certain of the RSUs and PSUs granted in the year ended December 31, 2025, the Company has agreed to issue a capped number of incremental shares to the recipients if the Company’s stock price on the vesting dates of such awards is below a certain threshold price (written put options components). These awards were classified as equity instruments and valued based on the fair market value of the underlying stock together with the net fair value of the written put options on the grant date.

Management assesses the probability of achieving the performance criteria on a quarterly basis, and the Compensation Committee determines whether the performance criteria were satisfied, and certifies the award’s vesting percentage, if any, during the fiscal quarter following the end of the applicable performance period. In the first quarter of 2025, the Compensation Committee determined that the performance criteria for the performance period ended December 31, 2024 had been met and certified that the percentage of PSUs that vested with respect to the target amount for the PSUs granted in 2022 was 75%. During the years ended December 31, 2025, 2024 and 2023, the number of PSUs was adjusted for the probability of achieving the performance criteria, resulting in the recording of an increase in expense of approximately $0.3 million and a reduction of expense of approximately $2.8 million and $2.8 million, respectively, based on the grant date fair value. For PSUs with market conditions, the Company records compensation expense based on the grant date fair value, recognized ratably over the performance and vesting periods of these awards.

The fair value of RSUs and PSUs released during the years ended December 31, 2025, 2024 and 2023 was $7.5 million, $12.2 million and $5.5 million, respectively.

As of December 31, 2025, total unrecognized compensation cost related to RSUs and PSUs was approximately $13.1 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

Share-Based Compensation Cost

Total share-based compensation cost recorded for employees and members of the Board for the years ended December 31, 2025, 2024 and 2023 was $15.2 million, $12.3 million and $15.0 million, respectively, and has been included in general and administrative expenses on the consolidated statements of operations.

20. Related Party Transactions

Balances outstanding with related parties were as follows:

	As of December 31,
	2025	2024
	(in thousands)
Current assets:
Due from equity investment	$—	$108
Loan to equity investment	—	557
Due from related parties	209	209

21. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net income attributable to common stockholders	$16,994	$15,095	$28,619

Weighted average common shares outstanding — Basic	113,312	116,139	118,782
Effect of dilutive securities:
RSUs and PSUs	1,664	810	823
Weighted average common shares outstanding — Diluted	114,976	116,949	119,605
Net income per share attributable to common stockholders — Basic	$0.15	$0.13	$0.24
Net income per share attributable to common stockholders — Diluted	$0.15	$0.13	$0.24

The following potential shares of common stock have been excluded from the computation of diluted net income per share because their effect would have been antidilutive:

	As of December 31,
	2025	2024	2023
	(in thousands)
Ares Warrants	—	1,100	1,100
Public and Private Warrants	—	17,333	17,333
Series A redeemable preferred stock	8,658	8,569	8,482
Stock options	1,306	1,306	1,306

22. Financial Derivative Instruments

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

As of December 31, 2025 and 2024, the Company had fuel futures contracts to hedge approximately 2.4 million gallons and 2.9 million gallons, respectively, of diesel fuel for which the Company had a firm commitment to purchase. As of December 31, 2025 and 2024, the Company had an asset derivative with a fair value of approximately $0.1 million and $0.3 million, respectively, recorded in other current assets and a firm commitment with a fair value of approximately $0.1 million and $0.3 million, respectively, recorded in other current liabilities on the consolidated balance sheets.

As of December 31, 2025 and 2024, there was $0 and approximately $0.3 million, respectively, of cash collateral provided to counterparties that was classified as restricted cash on the consolidated balance sheets. All cash flows associated with purchasing and selling fuel derivative instruments are classified as other operating activities, net in the consolidated statements of cash flows.

23. Fair Value Measurements and Financial Instruments

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

The fair value of cash and cash equivalents, restricted cash, short-term investments, trade receivables, accounts payable and other current liabilities approximated their carrying values as of December 31, 2025 and 2024 primarily due to the short-term maturity of these instruments. Based on market trades of the Senior Notes close to year-end (Level 1 fair value measurement), the fair value of the Senior Notes was estimated at approximately $387.4 million and $411.1 million as of December 31, 2025 and 2024, respectively, compared to a gross carrying value of $450 million at both December 31, 2025 and 2024. The fair value of the other long-term debt approximated their respective carrying values as of December 31, 2025 and 2024 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of fuel futures contracts was determined using NYMEX quoted values.

The Contingent Consideration from the acquisition of the business of Empire Petroleum Partners, LLC in 2020 was measured at fair value until December 2025 and amounted to $3.7 million as of December 31, 2024. The fair value methodology for the Contingent Consideration liability is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. Approximately $0.3 million, $0.4 million and $0.3 million was recorded as a component of interest and other financial expenses on the consolidated statements of operations for the change in the fair value of the Contingent Consideration for the years ended December 31, 2025, 2024 and 2023, respectively, and approximately $2.0 million, $20.0 thousand and $0.6 million of income was recorded as a component of other (income) expense, net on the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively.

Until their expiration on December 22, 2025, the Public Warrants (as defined in Note 11) were measured at fair value at the end of each reporting period and amounted to $6.7 million as of December 31, 2024. The fair value methodology for the Public Warrants was categorized as Level 1. Approximately $6.7 million, $9.6 million and $9.6 million were recorded as a component of interest and other financial income on the consolidated statements of operations for the change in the fair value of the Public Warrants for the years ended December 31, 2025, 2024 and 2023, respectively.

Until their expiration on December 22, 2025, the Private Warrants (as defined in Note 11) were measured at fair value at the end of each reporting period and amounted to $1.0 million as of December 31, 2024. The fair value methodology for the Private Warrants was categorized as Level 2 because certain inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Private Warrants were recorded at fair value based on a Black-Scholes option pricing model with the following material assumptions based on observable and unobservable inputs:

As of December 31,
2024
Expected term (in years)	1.0
Volatility	55.5%
Risk-free interest rate	4.2%
Expected dividend yield	1.8%
Strike price	$11.50

For the change in the fair value of the Private Warrants, approximately $1.0 million, $1.5 million and $2.0 million were recorded as components of interest and other financial income on the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively.

The Additional Deferred Shares (as defined in Note 18) are measured at fair value at the end of each reporting period and amounted to $0.7 million and $1.1 million as of December 31, 2025 and 2024, respectively. The fair value methodology for the Additional Deferred Shares is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Additional Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

	As of December 31,
	2025	2024
Expected term (in years)	1.4	2.4
Volatility	57.1%	37.2%
Risk-free interest rate	3.5%	4.3%
Stock price	$4.54	$6.59

For the change in the fair value of the Additional Deferred Shares, approximately $0.4 million, $0.2 million and $0.1 million were recorded as components of interest and other financial income on the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively.

24. Segment Reporting

The reportable segments were determined based on information reviewed by the Company’s chief operating decision maker (“CODM”) for operational decision-making purposes, and the segment information is prepared on the same basis that the CODM reviews such financial information. The Company’s reportable segments are retail, wholesale, fleet fueling and GPMP. Arie Kotler, the Company’s Chairman of the Board, President and Chief Executive Officer, is the CODM. The CODM utilizes operating income from each segment to assess its operating performance and to make decisions about allocating resources to each segment. In reviewing segment operating income each month, the CODM compares actual results to budgets and prior-year performance. Based on this analysis, the CODM allocates incremental capital spending and prioritizes strategic and business development initiatives across the segments. The CODM also uses this measure to make decisions on budgets, acquisitions, growth capital expenditures, and management compensation.

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

The wholesale segment supplies fuel to dealers, sub-wholesalers and bulk and spot purchasers, on either a cost plus or consignment basis. For consignment arrangements, the Company retains ownership of the fuel inventory at the site, is responsible for the pricing of the fuel to the end consumer and shares the gross profit generated from the sale of fuel with the consignment dealers. For cost plus arrangements, the Company sells fuel to dealers and bulk and spot purchasers on a fixed-fee basis. The sales price is determined according to the terms of the relevant agreement, which typically reflects the Company’s total fuel costs plus the cost of transportation, taxes and a fixed margin, with the Company generally retaining any prompt pay discounts and rebates.

The fleet fueling segment includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations), and commissions from the sales of fuel using proprietary fuel cards that provide customers access to a nationwide network of fueling sites.

The GPMP segment primarily includes inter-segment sale and supply of fuel to substantially all of GPM’s sites that sell fuel in the retail and wholesale segments, at GPMP’s cost of fuel (including taxes and transportation) plus a fixed margin (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter), and charges an inter-segment fixed fee primarily to sites in the fleet fueling segment which are not supplied by the GPMP segment (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter).

The “All Other” segment includes the results of non-reportable segments that do not meet both quantitative and qualitative criteria as defined under ASC 280, Segment Reporting.

The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses were included within the amounts shown; however, the fuel costs in the retail, wholesale and fleet fueling segments exclude the estimated fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

The majority of general and administrative expenses, depreciation and amortization, net other expenses, net interest and other financial expenses, income taxes and minor other income items are not allocated to the segments. Other segment expenses include utilities, telephone, upkeep and taxes, insurance, supplies, advertising, and certain other expenses. Other segment expenses in the GPMP segment also include general and administrative expenses, depreciation and amortization, and other income, net.

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

Inter-segment transactions primarily included the sale of fuel to substantially all of the Company’s sites that sell fuel (both in the retail and wholesale segments) and fixed fee charges primarily to sites that sell fuel in the fleet fueling segment which are not supplied by the GPMP segment. The effect of these inter-segment transactions was eliminated in the consolidated financial statements.

Year Ended December 31, 2025	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$2,835,661	$2,700,838	$474,796	$849	$26,790	$6,038,934
Merchandise revenue	1,482,454	—	—	—	—	1,482,454
Other revenues, net	59,020	52,270	8,983	727	1,083	122,083
Total revenues from external customers	$4,377,135	$2,753,108	$483,779	$1,576	$27,873	$7,643,471
Inter-segment revenues	$—	$—	$—	$4,846,708	$21,726	$4,868,434

Fuel costs	$2,440,953	$2,606,306	$409,063	$4,744,771
Merchandise costs	982,673
Salaries and wages	273,469
Credit card fees	81,062	6,900	4,409
Rent	130,839	40,914	11,529
Repairs and maintenance	57,925	4,399	4,180
Other segment expenses	141,849	5,193	6,002	10,603	49,651
Operating income (loss) from segments	$268,365	$89,396	$48,596	$92,910	$(52)	$499,215
Interest and other financial expenses, net				$(30,944)		$(30,944)
Income from equity investment					$108	$108

Year Ended December 31, 2024	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$3,509,935	$2,799,869	$515,462	$3,624	$30,029	$6,858,919
Merchandise revenue	1,767,345	—	—	—	—	1,767,345
Other revenues, net	65,264	29,140	9,135	838	1,321	105,698
Total revenues from external customers	$5,342,544	$2,829,009	$524,597	$4,462	$31,350	$8,731,962
Inter-segment revenues	$—	$—	$—	$5,618,624	$20,396	$5,639,020

Fuel costs	$3,081,719	$2,709,519	$451,173	$5,513,092
Merchandise costs	1,187,776
Salaries and wages	326,987
Credit card fees	92,977	7,651	4,249
Rent	142,781	24,705	11,204
Repairs and maintenance	63,217	3,156	4,201
Other segment expenses	164,683	4,167	5,263	10,956	52,195
Operating income (loss) from segments	$282,404	$79,811	$48,507	$99,038	$(449)	$509,311
Interest and other financial expenses, net				$(31,698)		$(31,698)
Income from equity investment					$124	$124

Year Ended December 31, 2023	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$3,858,777	$3,039,904	$530,937	$3,681	$31,073	$7,464,372
Merchandise revenue	1,838,001	—	—	—	—	1,838,001
Other revenues, net	74,406	25,775	7,818	939	1,420	110,358
Total revenues from external customers	$5,771,184	$3,065,679	$538,755	$4,620	$32,493	$9,412,731
Inter-segment revenues	$—	$—	$—	$6,208,314	$19,643	$6,227,957

Fuel costs	$3,423,455	$2,946,996	$475,037	$6,100,559
Merchandise costs	1,252,879
Salaries and wages	325,920
Credit card fees	95,833	9,398	3,997
Rent	137,647	22,124	10,172
Repairs and maintenance	59,324	3,309	3,690
Other segment expenses	160,724	4,872	4,439	9,929	51,303
Operating income from segments	$315,402	$78,980	$41,420	$102,446	$833	$539,081
Interest and other financial expenses, net				$(29,487)		$(29,487)
Loss from equity investment					$(39)	$(39)

A reconciliation of operating income from reportable segments to consolidated income before income taxes on the consolidated statements of operations was as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Operating income from reportable segments	$499,267	$509,760	$538,248
All other operating (loss) income	(52)	(449)	833
Intercompany charges by GPMP [1]	(102,784)	(109,201)	(111,729)
Interest and other financial expenses, net	(30,944)	(31,698)	(29,487)
Amounts not allocated to segments:
Site operating expenses	(11,531)	(13,848)	(13,647)
General and administrative expenses	(162,467)	(159,335)	(162,132)
Depreciation and amortization	(127,092)	(125,043)	(120,232)
Other income (expenses), net	6,961	(7,858)	(13,327)
Interest and other financial expenses, net	(42,380)	(35,463)	(41,756)
Income before income taxes	$28,978	$26,865	$46,771

1 Represents the estimated fixed margin or fixed fee (through December 31, 2025, 5.0 cents per gallon) paid to the GPMP segment for the cost of fuel and recorded by the GPMP segment as inter-segment revenues.

25. Subsequent Event

Refer to Note 3 for discussion of the APC IPO and to Note 13 for amendments to financing agreements related to the APC IPO.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed Balance Sheets

(in thousands)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,577	$25,137
Other current assets	15,017	13,885
Total current assets	17,594	39,022
Non-current assets:
Investment in subsidiaries	409,170	373,753
Loans to subsidiaries	420,000	450,000
Deferred tax asset	2,780	2,384
Total assets	$849,544	$865,159
Liabilities
Current liabilities:
Long-term debt, current portion	$556	$587
Other current liabilities	4,889	11,363
Total current liabilities	5,445	11,950
Non-current liabilities:
Long-term debt, net	446,137	445,263
Loans from subsidiaries	30,000	30,000
Other non-current liabilities	723	1,080
Total liabilities	$482,305	$488,293

Series A redeemable preferred stock	100,000	100,000

Shareholders' equity	267,239	276,866
Total liabilities, redeemable preferred stock and shareholders' equity	$849,544	$865,159

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed Statements of Operations

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Income:
Income from loans to subsidiaries and other investee, net	$20,622	$22,904	$23,063
	20,622	22,904	23,063
Expenses:
General and administrative	6,823	8,390	7,419
Other expenses	—	44	—
Income before interest and financial income	13,799	14,470	15,644
Interest and other financial income	8,696	14,531	14,314
Interest and other financial expenses	(23,961)	(23,924)	(25,106)
(Loss) income before income taxes	(1,466)	5,077	4,852
Income tax benefit (expense)	2,041	4,721	(249)
Equity income from subsidiaries	22,169	11,047	29,766
Net income	$22,744	$20,845	$34,369
Series A redeemable preferred stock dividends	(5,750)	(5,750)	(5,750)
Net income attributable to common shareholders	$16,994	$15,095	$28,619

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$22,744	$20,845	$34,369
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity income from subsidiaries	(22,169)	(11,047)	(29,766)
Deferred income taxes	(396)	(3,320)	298
Amortization of deferred financing costs and debt discount	874	831	785
Gain from issuance of shares as payment of deferred consideration related to business acquisition	—	(2,681)	—
Share-based compensation	1,295	1,693	1,172
Fair value adjustment of financial liabilities	(8,032)	(11,338)	(10,520)
Other operating activities, net	—	—	(116)
Changes in assets and liabilities:
(Increase) decrease in other current assets	(107)	24,679	4,856
Increase (decrease) in other current liabilities	1,622	1,193	(2,910)
Net cash (used in) provided by operating activities	(4,169)	20,855	(1,832)
Cash flows from financing activities:
Common stock repurchased	(27,964)	(31,989)	(33,694)
Dividends paid on common stock	(13,622)	(14,015)	(14,272)
Dividends paid on redeemable preferred stock	(5,750)	(5,750)	(5,750)
Repayment of loans to subsidiaries	30,000	—	—
Loans from subsidiaries	—	30,000	—
Payment of Ares Put Option	—	—	(9,808)
Repayment of long-term debt	(1,055)	(1,184)	(1,145)
Net cash used in financing activities	(18,391)	(22,938)	(64,669)
Net decrease in cash and cash equivalents and restricted cash	(22,560)	(2,083)	(66,501)
Cash and cash equivalents, beginning of year	25,137	27,220	93,721
Cash and cash equivalents, end of year	$2,577	$25,137	$27,220

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

ARKO Corp. (Parent Company Only)

Condensed Statements of Cash Flows (cont’d)

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Supplementary cash flow information:
Cash received for interest	$23,128	$23,575	$25,623
Cash paid for interest	24,738	23,084	23,089
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	1,024	1,101	671
Issuance of shares as payment of deferred consideration related to business acquisition	—	22,319	—

The accompanying notes are an integral part of the condensed financial statements.

ARKO Corp. (Parent Company Only)

Notes to Condensed Financial Statements

1. General

The condensed financial statements represent the financial information required by SEC Regulation S-X Rule 5-04 for ARKO Corp. (the “Company”), which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2025, the Company’s restricted net assets of its consolidated subsidiary, GPM Investments, LLC (“GPM”), were approximately $740.8 million and exceeded 25% of the Company’s total consolidated net assets. The primary restrictions as of December 31, 2025 were driven by GPM’s financing agreement with PNC which restrict the transfer of non-cash assets from GPM to the Company. This financing agreement also includes restrictions on distributions according to which, among other things, GPM’s ability to distribute is subject to certain conditions as defined in the underlying agreement. For more information about GPM’s financing agreement with PNC, refer to Note 13 to the consolidated financial statements.

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

3. Long-Term Debt

Senior Notes

On October 21, 2021, the Company issued $450 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”), which are guaranteed, jointly and severally on an unsecured senior basis, by certain of the Company’s domestic subsidiaries. Refer to Note 13 to the consolidated financial statements for further details.

Insurance Premium Notes

The debt outstanding related to premium financing agreements are due within one year. Refer to Note 13 to the consolidated financial statements for further details.