Form 10-Q
period 2026-03-31
ARKO Corp.
filed 2026-05-07
CIK 1823794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of May 5, 2026, the registrant had 112,185,721 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q, and described from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update forward-looking statements, except to the extent required by applicable law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

Item 1. Financial Statements

ARKO Corp.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$272,115	$305,004
Restricted cash	17,029	18,710
Short-term investments	7,212	6,465
Trade receivables, net	160,336	87,331
Inventory	206,335	190,707
Other current assets	106,649	109,520
Total current assets	769,676	717,737
Non-current assets:
Property and equipment, net	750,615	739,570
Right-of-use assets under operating leases	1,328,394	1,340,450
Right-of-use assets under financing leases, net	135,289	144,601
Goodwill	299,973	299,973
Intangible assets, net	154,596	160,136
Equity investment	3,136	3,117
Deferred tax asset	68,101	62,625
Other non-current assets	68,984	66,603
Total assets	$3,578,764	$3,534,812
Liabilities
Current liabilities:
Long-term debt, current portion	$13,398	$36,676
Accounts payable	202,266	156,616
Other current liabilities	173,317	148,340
Operating leases, current portion	79,783	78,162
Financing leases, current portion	6,310	13,239
Total current liabilities	475,074	433,033
Non-current liabilities:
Long-term debt, net	691,048	875,469
Asset retirement obligation	89,742	89,304
Operating leases	1,364,430	1,374,101
Financing leases	198,099	199,691
Other non-current liabilities	200,312	195,975
Total liabilities	3,018,705	3,167,573
Commitments and contingencies - see Note 12
Series A redeemable preferred stock (no par value) - authorized: 1,000,000 shares; issued and outstanding: 1,000,000 and 1,000,000 shares, respectively; redemption value: $100,000 and $100,000, in the aggregate, respectively	100,000	100,000
Shareholders' equity:
Common stock (par value $0.0001) - authorized: 400,000,000 shares; issued: 133,845,915 and 131,853,614 shares, respectively; outstanding: 112,183,702 and 110,860,618 shares, respectively	11	11
Treasury stock, at cost - 21,662,213 and 20,992,996 shares, respectively	(138,584)	(134,293)
Additional paid-in capital	435,736	291,853
Accumulated other comprehensive income	9,119	9,119
Retained earnings	89,124	100,549
Total shareholders' equity	395,406	267,239
Non-controlling interest	64,653	—
Total equity	460,059	267,239
Total liabilities, redeemable preferred stock and equity	$3,578,764	$3,534,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Fuel revenue [1]	$1,434,658	$1,447,484
Merchandise revenue	305,410	354,485
Other revenues, net	31,798	27,504
Total revenues	1,771,866	1,829,473
Operating expenses:
Fuel costs [1]	1,300,770	1,325,624
Merchandise costs	201,900	236,915
Site operating expenses	182,747	199,981
General and administrative expenses	39,998	41,613
Depreciation and amortization	32,371	34,887
Total operating expenses	1,757,786	1,839,020
Other expenses, net	4,043	2,217
Operating income (loss)	10,037	(11,764)
Interest and other financial income	2,567	9,475
Interest and other financial expenses	(20,712)	(23,326)
Loss before income taxes	(8,108)	(25,615)
Income tax benefit	2,496	12,922
Income from equity investment	19	21
Net loss	(5,593)	(12,672)
Less: Net income attributable to non-controlling interests	1,048	—
Net loss attributable to ARKO Corp.	$(6,641)	$(12,672)
Series A redeemable preferred stock dividends	(1,418)	(1,418)
Net loss attributable to common shareholders	$(8,059)	$(14,090)
Net loss per share attributable to common shareholders – basic and diluted	$(0.07)	$(0.12)
Weighted average shares outstanding:
Basic and diluted	111,324	115,883
Supplemental information:
[1] Includes excise tax of:	$243,939	$259,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Changes in Equity

(Unaudited, in thousands, except share data)

	Common Stock		Treasury	Additional	Accumulated Other	Retained	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	Earnings	Shareholders' Equity	Controlling Interests	Total Equity
Balance at January 1, 2025	115,771,318	$12	$(106,123)	$276,681	$9,119	$97,177	$276,866	$—	$276,866
Share-based compensation	—	—	—	3,336	—	—	3,336	—	3,336
Dividends on redeemable preferred stock	—	—	—	—	—	(1,418)	(1,418)	—	(1,418)
Dividends declared (3 cents per share)	—	—	—	—	—	(3,495)	(3,495)	—	(3,495)
Common stock repurchased	(1,775,587)	—	(7,391)	—	—	—	(7,391)	—	(7,391)
Vesting and settlement of restricted share units	1,441,396	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(12,672)	(12,672)	—	(12,672)
Balance at March 31, 2025	115,437,127	$12	$(113,514)	$280,017	$9,119	$79,592	$255,226	$—	$255,226

Balance at January 1, 2026	110,860,618	$11	$(134,293)	$291,853	$9,119	$100,549	$267,239	$—	$267,239
Share-based compensation	—	—	—	3,918	—	—	3,918	63	3,981
Issuance of common stock in APC IPO, net of $19.5 million underwriting discounts and commissions and offering costs (see Note 3)	—	—	—	139,965	—	—	139,965	66,810	206,775
Dividends declared to non-controlling interest	—	—	—	—	—	—	—	(3,268)	(3,268)
Dividends on redeemable preferred stock	—	—	—	—	—	(1,418)	(1,418)	—	(1,418)
Dividends declared (3 cents per share)	—	—	—	—	—	(3,366)	(3,366)	—	(3,366)
Common stock repurchased	(669,217)	—	(4,291)	—	—	—	(4,291)	—	(4,291)
Vesting and settlement of restricted share units	1,992,301	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(6,641)	(6,641)	1,048	(5,593)
Balance at March 31, 2026	112,183,702	$11	$(138,584)	$435,736	$9,119	$89,124	$395,406	$64,653	$460,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,593)	$(12,672)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,371	34,887
Deferred income taxes	(5,476)	(15,386)
Loss on disposal of assets and impairment charges	2,073	1,528
Foreign currency (gain) loss	(6)	16
Amortization of deferred financing costs and debt discount	909	664
Amortization of deferred income	(5,826)	(4,990)
Accretion of asset retirement obligation	595	608
Non-cash rent	2,380	3,307
Charges to allowance for credit losses	282	217
Income from equity investment	(19)	(21)
Share-based compensation	3,981	3,336
Fair value adjustment of financial assets and liabilities	282	(7,059)
Other operating activities, net	—	20
Changes in assets and liabilities:
Increase in trade receivables	(73,287)	(14,431)
(Increase) decrease in inventory	(15,628)	10,575
Decrease in other assets	2,178	5,325
Increase in accounts payable	44,401	6,694
Increase in other current liabilities	25,091	17,370
Decrease in asset retirement obligation	(246)	(317)
Increase in non-current liabilities	10,208	13,731
Net cash provided by operating activities	$18,670	$43,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from investing activities:
Purchase of property and equipment	$(30,279)	$(27,392)
Proceeds from sale of property and equipment	925	473
Loans to equity investment, net	—	15
Net cash used in investing activities	(29,354)	(26,904)
Cash flows from financing activities:
Receipt of long-term debt, net	689	—
Repayment of long-term debt	(214,451)	(5,690)
Principal payments on financing leases	(8,381)	(1,380)
Issuance of shares in APC IPO, net of underwriting discounts and commissions	210,426	—
Payment of APC IPO costs	(3,105)	—
Common stock repurchased	(4,291)	(7,382)
Dividends paid on common stock	(3,366)	(3,495)
Dividends paid on redeemable preferred stock	(1,418)	(1,418)
Net cash used in financing activities	(23,897)	(19,365)
Net decrease in cash and cash equivalents and restricted cash	(34,581)	(2,867)
Effect of exchange rate on cash and cash equivalents and restricted cash	11	(4)
Cash and cash equivalents and restricted cash, beginning of period	323,714	292,408
Cash and cash equivalents and restricted cash, end of period	$289,144	$289,537
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of period	$305,004	$261,758
Restricted cash, beginning of period	18,710	30,650
Cash and cash equivalents and restricted cash, beginning of period	$323,714	$292,408
Cash and cash equivalents, end of period	$272,115	$265,420
Restricted cash, end of period	17,029	24,117
Cash and cash equivalents and restricted cash, end of period	$289,144	$289,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2026	2025
Supplementary cash flow information:
Cash received for interest	$2,381	$2,364
Cash paid for interest	13,308	16,078
Cash paid for taxes, net of refunds	4	(292)
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	$3,969	$3,217
Purchases of equipment in accounts payable and accrued expenses	13,197	7,928
Purchase of property and equipment previously leased	7,017	—
Purchase of property and equipment under leases	12,752	1,235
Disposals of leases of property and equipment	1,826	348

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

ARKO Corp. (the “Company”) is a Delaware corporation whose common stock, par value $0.0001 per share (“common stock”) is listed on the Nasdaq Stock Market (“Nasdaq”) under the symbol “ARKO.”

In July 2025, the Company formed ARKO Petroleum Corp., a Delaware corporation, as an indirect wholly owned subsidiary (“APC”). On February 13, 2026, APC completed an initial public offering of 11,111,111 shares of its Class A common stock, par value $0.0001 per share (“Class A common stock”), at a price to the public of $18.00 per share (the “APC IPO”), for total net proceeds of approximately $206.8 million (including proceeds from the underwriters’ exercise of their over-allotment option, pursuant to which they purchased an additional 1,459,112 shares of Class A common stock). The Company holds 73.6% of the economic interests in APC and 93.3% of the combined voting power of APC’s Class A common stock and Class B common stock par value $0.0001 per share (“Class B common stock”). APC’s Class A common stock is listed on Nasdaq under the symbol “APC.” Refer to Note 3 below for further information.

The Company owns 100% of GPM Investments, LLC, a Delaware limited liability company (“GPM”), which was its primary operating entity for all the Company’s reportable segments prior to the consummation of the APC IPO. The Company has four reportable segments: retail, wholesale, fleet fueling, and GPMP. GPM is engaged directly and through fully owned and controlled subsidiaries in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations. Until the APC IPO, GPM was also engaged in wholesale activity, which included the supply of fuel to gas stations operated by third-parties and, in fleet fueling, which included the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites. Since the APC IPO, APC operates the wholesale, fleet fueling, and GPMP segments. As of March 31, 2026, the Company’s activity included the operation of 1,079 retail convenience stores, the supply of fuel to 2,126 gas stations operated by dealers and the operation of 292 cardlock locations, in the District of Columbia and throughout more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

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

Interim Financial Statements

The accompanying condensed consolidated financial statements (“interim financial statements”) as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are unaudited and have been prepared in accordance with U.S. GAAP for interim financial information and Regulation S-X set forth by the Securities and Exchange Commission (the “SEC”) for interim reporting. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying interim financial statements. However, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Therefore, the interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “annual financial statements”).

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

Non-controlling Interest

These interim financial statements reflect the application of ASC 810, Consolidation, which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholders’ equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the non-controlling interest to be clearly identified and presented on the face of the consolidated statements of operations, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.

Following the APC IPO, a non-controlling interest has been recorded for the interest owned in APC by the holders of APC’s Class A common stock.

Trade Receivables

The majority of trade receivables are typically from dealers, fleet fueling customers, customer credit accounts and credit card companies in the ordinary course of business. Balances due in respect of credit cards processed through the Company’s fuel suppliers and other providers are collected within two to three days depending upon the day of the week, and time of day, of the purchase. Receivables from dealers and customer credit accounts are typically due within one to 30 days and are stated as amounts due. Accounts that are outstanding longer than the payment terms are considered past due. At each balance sheet date, the Company recognizes a loss allowance for expected credit losses on trade receivables. As of March 31, 2026, March 31, 2025, December 31, 2025 and December 31, 2024, net trade receivables totaled $160.3 million, $110.0 million, $87.3 million and $95.8 million, respectively.

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

An asset is recognized related to the costs incurred to obtain a contract (e.g. sales commissions) if the costs are specifically identifiable to a contract, the costs will result in enhancing resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. These capitalized costs were $8.5 million, $7.0 million, $8.2 million and $6.7 million as of March 31, 2026, March 31, 2025, December 31, 2025 and December 31, 2024, respectively, were recorded as a part of other current assets and other non-current assets on the condensed consolidated balance sheets and were amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. Amortization expense for the three months ended March 31, 2026 and 2025 was $0.6 million and $0.4 million, respectively, and was included in fuel costs on the condensed consolidated statements of operations. The Company expenses the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

The Company recognizes a contract asset when making upfront incentive payments to dealers. Certain of the upfront consideration represents a prepaid incentive, as these payments are not made for distinct services provided by the dealer. Others represent payments for equipment installed at a dealer location. The prepaid incentives were $56.0 million, $44.9 million, $51.8 million and $43.8 million as of March 31, 2026, March 31, 2025, December 31, 2025 and December 31, 2024, respectively, and were recorded as a part of other current assets and other non-current assets on the condensed consolidated balance sheets and were amortized as a reduction of revenue over the term of the specific agreement. Amortization expense for the three months ended March 31, 2026 and 2025 was $2.0 million and $1.4 million, respectively.

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

New Accounting Pronouncements Adopted

Credit Losses – In May 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides optional practical expedients to simplify the estimation of expected credit losses on certain financial assets. The amendments modify the CECL model by introducing streamlined approaches for determining expected credit losses on current accounts receivable and contract assets, along with related enhancements to required disclosures about credit risk and the measurement of expected credit losses. This ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. The practical expedients and disclosure enhancements are required to be applied prospectively. The adoption of this ASU, including the practical expedients, did not have a material impact on the Company’s interim financial statements and related disclosures.

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

3. ARKO Petroleum Corp. (APC)

APC IPO

APC was formed in July 2025 as a Delaware corporation and a wholly owned subsidiary of Arko Convenience Stores, LLC (“ACS”), which is a wholly owned subsidiary of the Company. On February 13, 2026, APC completed the APC IPO and issued 11,111,111 shares of its Class A common stock at a price to the public of $18.00 per share. In addition, APC granted the underwriters a 30-day option to purchase up to an additional 1,666,666 shares of APC’s Class A common stock to cover over-allotments, if any, at

$18.00 per share, less underwriting discounts and commissions. On March 5, 2026, the underwriters exercised their option to purchase 1,459,112 shares of Class A common stock, and on March 9, 2026, APC issued and sold such shares to the underwriters. The total net proceeds from the APC IPO were approximately $206.8 million. The Company owns 35,000,000 shares of APC’s Class B common stock, representing 73.6% of the economic interests in APC and 93.3% of the combined voting power of APC’s Class A common stock and Class B common stock. APC’s Class A common stock is listed on Nasdaq under the symbol “APC.” The Class B common stock is not publicly listed or traded.

In connection with the closing of the APC IPO, the Company completed a series of transactions whereby the Company (i) transferred certain real estate and equipment assets to APC, along with assigning, leasing or subleasing the leasehold interest in certain properties, (ii) contributed all of the issued and outstanding equity interests in certain subsidiaries to APC, and (iii) entered into, or amended, various agreements, including agreements pursuant to which the GPMP segment will continue to be the exclusive supplier of fuel to substantially all of the Company’s retail sites. Additionally, in connection with such transactions, certain of the contributed subsidiaries transferred to the Company certain real estate assets related to the retail segment and APC entered into certain subleases, as the sublessee, and master leases, as cotenant or a sublessee, with the Company for the sites on which APC operates.

Voting Rights of APC Common Stock

Under APC’s amended and restated certificate of incorporation, holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to five votes per share, in each case on all matters submitted to a vote of APC’s stockholders. Shares of Class B common stock may only be owned by the Company and its affiliates (other than APC).

Dividends

APC’s board of directors (the “APC Board”) declared a quarterly pro-rated dividend of $0.26 per share of common stock that was paid on April 21, 2026 to stockholders of record as of April 10, 2026. APC currently intends to pay a regular quarterly cash dividend of $0.50 per share to holders of its common stock, or $2.00 per share on an annualized basis. The APC Board will determine the amount, timing, and payment of any dividend in its sole discretion, taking into account discretionary cash flow, reserves for working capital and investment capital expenditures, debt service, the prudent conduct of APC’s business, and other factors it deems relevant. APC’s objective is to pay to its common stockholders a consistent and growing cash dividend that is sustainable on a long-term basis. Cash dividends paid in respect of Class A common stock will also be paid in respect of Class B common stock. As a result, dividends paid on APC’s common stock will be received on a pro rata basis by holders of its Class A common stock and holders of Class B common stock, which Class B common stock is held indirectly by the Company. There can be no assurance that APC will continue to pay such dividends or the amounts of such dividends.

4. Debt

The components of debt were as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Senior Notes	$446,359	$446,137
M&T debt	82,650	84,285
Capital One Line of Credit	169,286	377,406
Insurance premium notes	6,151	4,317
Total debt, net	$704,446	$912,145
Less current portion	(13,398)	(36,676)
Total long-term debt, net	$691,048	$875,469

Financing Agreement with PNC Bank, National Association (“PNC”)

In connection with the consummation of the APC IPO, GPM’s financing arrangement with PNC, that provided a line of credit for purposes of financing working capital (the “PNC Line of Credit”), was separated into two distinct credit facilities. The GPM facility, to which certain of GPM’s subsidiaries are also parties (as amended, the “PNC Credit Agreement”), was amended and restated to, among other things, remove APC’s subsidiaries as co-borrowers, reduce the principal amount available thereunder from $140 million to $56 million, and extend the maturity date from December 22, 2027 to the earliest of: (i) February 13, 2031, (ii) the date that is six months prior to the maturity date of the Senior Notes (as defined in Note 10), or any permitted refinancing thereof, subject to certain conditions, and (iii) the date that is six months prior to the maturity date of the Capital One Line of Credit (as defined below). Concurrently, APC and certain of APC’s subsidiaries entered into a separate amended and restated credit agreement with PNC providing for a secured revolving credit facility with substantially similar terms as those under the PNC Credit Agreement; provided that the aggregate principal amount available thereunder is up to $84 million.

M&T Bank Credit Agreement

In connection with the consummation of the APC IPO, GPM’s financing arrangement with M&T Bank, which provides an equipment line of credit and real estate term loans (the “M&T Credit Agreement”), was amended to remove APC’s subsidiaries as borrowers or guarantors thereunder, and APC’s assets that previously served as collateral under the M&T Credit Agreement were released from M&T’s security interest.

In addition, on February 11, 2026, GPM refinanced and consolidated its real estate loans and certain of its borrowing under the equipment line of credit under the M&T Credit Agreement into a term loan with an aggregate principal balance of $73.0 million (the “M&T Term Loans”) and a maturity date of February 10, 2031, and $8.3 million aggregate amount borrowed under the equipment line of credit. The equipment line of credit for up to $45.0 million was extended to purchase equipment on or before February 2031. As of March 31, 2026, $36.9 million remained available under the equipment line of credit.

Financing Agreement with a Syndicate of Banks led by Capital One, National Association

The Company’s subsidiary, GPM Petroleum LP (“GPMP”), has a revolving credit facility with a syndicate of banks led by Capital One, National Association, in an aggregate principal amount of up to $800 million (the “Capital One Line of Credit”). At GPMP’s request, the Capital One Line of Credit can be increased up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or from other banks, and subject to certain terms as detailed in the Capital One Line of Credit. The Capital One Line of Credit is available for general GPMP purposes, including working capital, capital expenditures and permitted acquisitions. The Capital One Line of Credit matures on May 5, 2028.

On January 13, 2026, GPMP entered into an amendment to the Capital One Line of Credit, and the Company has since used $206.7 million of the net proceeds from the APC IPO to repay indebtedness outstanding under the Capital One Line of Credit. APC and certain of its subsidiaries entered into certain pledge and security agreements whereby the Capital One Line of Credit is secured by GPM Empire LLC’s (“GPME”) interest in, and proceeds from, APC’s agreements with the Company and APC’s fuel supply agreements with certain of its fuel supply partners and a pledge of APC’s equity interests in GPMP.

5. Leases

Lessee

As of March 31, 2026, the Company leased 875 of its retail stores, 551 dealer locations, 155 cardlock locations, former store locations, and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years. Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges and fuel dispensers.

The components of lease cost recorded on the condensed consolidated statements of operations were as follows:

	For the Three Months Ended March 31,
	2026	2025
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$2,461	$2,511
Interest on lease liabilities	4,027	4,267
Operating lease costs included in site operating expenses	48,272	47,957
Operating lease costs included in general and administrative expenses	488	533
Lease cost related to variable lease payments, short-term leases and leases of low value assets	550	600
Right-of-use asset impairment charges and loss (gain) on disposals of leases	1,014	685
Total lease costs	$56,812	$56,553

Lessor

The Company leases and subleases owned and leased properties to dealers and other tenants and subtenants which are accounted for as operating or sales-type leases. The majority of leases and subleases are for periods of up to 10 years, which may be a fixed period or a shorter period with an option or series of renewal options, and in certain cases with additional renewal options past such 10-year period. Some of the lease agreements include lease payments which are based upon the tenant’s or subtenant’s sales subject to fixed minimum lease payments. At the time that an agreement is entered into, the dealers and other tenants and subtenants often post a security deposit as collateral. Total operating lease income was approximately $16.6 million and $10.9 million for the three months ended March 31, 2026 and 2025, respectively. Lease income is included in other revenues, net in the condensed consolidated statements of operations.

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

As of both March 31, 2026 and December 31, 2025, the Company had fuel futures contracts to hedge approximately 2.4 million gallons of diesel fuel for which the Company had a firm commitment to purchase. As of March 31, 2026 and December 31, 2025, the Company had an asset derivative with a fair value of approximately $0.7 million and $0.1 million, respectively, recorded in other current assets, and a firm commitment with a fair value of approximately $0.7 million and $0.1 million, respectively, recorded in other current liabilities on the condensed consolidated balance sheets.

As of March 31, 2026 and December 31, 2025, there was $0.7 million and $0, respectively, of cash collateral provided to counterparties that was classified as restricted cash on the condensed consolidated balance sheets. All cash flows associated with purchasing and selling fuel derivative instruments are classified as other operating activities, net in the condensed consolidated statements of cash flows.

7. Equity

Dividends

The Company’s board of directors (the “Board”) declared, and the Company paid, dividends of $0.03 per share of common stock on March 20, 2026, totaling $3.4 million for the three months ended March 31, 2026. The amount and timing of dividends payable on shares of common stock are within the sole discretion of the Board, which will evaluate dividend payments within the context of the Company’s overall capital allocation strategy on an ongoing basis, giving consideration to its current and forecasted earnings, financial condition, cash requirements and other factors. As a result of the aggregate amount of dividends paid on the common stock through March 31, 2026, the conversion price of the Company’s Series A convertible preferred stock has been adjusted from $12.00 to $11.52 per share, as were the threshold share prices in the Additional Deferred Shares agreement (as defined in Note 10). The Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on May 29, 2026 to stockholders of record as of May 18, 2026.

8. Share-Based Compensation

ARKO Corp. Incentive Compensation Plan

The Compensation Committee of the Board (the “Compensation Committee”) has approved the grant of non-qualified stock options, restricted stock units (“RSUs”), and shares of common stock to certain employees, and non-employees under the ARKO Corp. 2020 Incentive Compensation Plan (as amended, the “ARKO Plan”). Stock options granted under the ARKO Plan expire no later than ten years from the date of grant and the exercise price may not be less than the fair market value of the underlying shares on the date of grant. Vesting periods are assigned to stock options and RSUs on a grant-by-grant basis at the discretion of the Board, and except in certain limited situations, all awards are subject to a minimum vesting period of one year. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

Additionally, non-employee directors receive an annual RSU grant and may receive RSUs in lieu of up to 100% of his or her cash fees, which vest immediately and will be settled in common stock upon the director’s departure from the Board or upon an earlier change in control of the Company.

Stock Options

During the three months ended March 31, 2026, 136 thousand stock options vested. There was no other activity related to stock options during the three months ended March 31, 2026. As of March 31, 2026, all issued stock options had vested and there was no unrecognized compensation cost.

Restricted Stock Units and Performance-based Restricted Stock Units

The following table summarizes share activity related to RSUs and performance-based RSUs (“PSUs”):

	RSUs and PSUs	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested RSUs and PSUs, December 31, 2025	5,945	$5.40
Granted	3,409	6.38
Released	(2,022)	6.85
Forfeited	(17)	5.89
Performance-based shares and written put option adjustment	(16)	5.03
Nonvested RSUs and PSUs, March 31, 2026	7,299	$5.48

During the three months ended March 31, 2026, 30 thousand RSUs were issued to non-employee directors. These awards are included in the table above under RSUs as both granted and released units. There were 460 thousand and 430 thousand RSUs issued to non-employee directors outstanding as of March 31, 2026 and December 31, 2025, respectively.

During the three months ended March 31, 2026, the Company granted 1.5 million PSUs, which, subject to achieving certain performance criteria, could result in the issuance of a number of shares of common stock equal to up to 150% of the number of PSUs granted, net of PSUs forfeited. The PSUs were awarded to certain employees and cliff vest at the end of a one or three-year period, subject to the achievement of specific performance criteria measured over such period. The number of PSUs that will ultimately vest is contingent upon the recipient continuing to be in the continuous service of the Company and related entities through the last day of the performance period or the applicable vesting date and a certification by the Compensation Committee that the applicable performance criteria have been met.

Management assesses the probability of achieving the performance criteria on a quarterly basis, and the Compensation Committee determines whether the performance criteria were satisfied, and certifies the award’s vesting percentage, if any, during the fiscal quarter following the end of the applicable performance period. In the first quarter of 2026, the Compensation Committee determined that the performance criteria for the performance period ended December 31, 2025 had been met and certified that the percentage of PSUs that vested with respect to the target amount for the PSUs granted in 2023 was 60% and for PSUs granted in 2025 with cliff vesting at the end of a one-year period was 100%. For PSUs with market conditions, the Company records compensation expense based on the grant date fair value, recognized ratably over the performance and vesting periods of these awards.

The fair value of RSUs and PSUs released during the three months ended March 31, 2026 was $12.9 million.

As of March 31, 2026, total unrecognized compensation cost related to RSUs and PSUs was approximately $31.0 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

ARKO Petroleum Corp. Incentive Compensation Plan

APC adopted the ARKO Petroleum Corp. 2026 Incentive Compensation Plan immediately prior to the APC IPO. Under such plan, the compensation committee of the APC Board has approved the grant of RSUs and performance-based RSUs of APC (the “APC PSUs”) to certain employees of APC and to certain of the Company’s employees who are not employed by APC but, on behalf of the Company, provide management services to APC. Vesting periods are assigned to APC PSUs on a grant-by-grant basis at the discretion of the APC Board and except in certain limited situations, all awards are subject to a minimum vesting period of one year. APC will issue new shares of its Class A common stock upon vesting of the APC PSUs.

Additionally, non-employee directors serving on the APC Board receive an annual RSU grant and may receive RSUs in lieu of up to 100% of his or her cash fees, which vest immediately, are entitled to dividends declared on APC’s common stock, and will be settled in shares of Class A common stock of APC upon the director’s departure from the APC Board or upon an earlier change in control of APC. During the three months ended March 31, 2026, no RSUs were issued to non-employee directors of APC.

The following table summarizes share activity related to APC PSUs:

	APC PSUs	Weighted Average Grant Date Fair Value per Share (1)
	(in thousands)
Nonvested APC PSUs, December 31, 2025	—	$—
Granted	120	18.72
Performance-based share adjustment	(35)	18.72
Nonvested APC PSUs, March 31, 2026	85	$18.72

(1) Based on grant date fair value of APC Class A common stock

During the three months ended March 31, 2026, APC granted approximately 62 thousand APC PSUs to its employees and approximately 58 thousand APC PSUs to the Company’s employees who provide on behalf of the Company services to APC, which, subject to achieving certain performance criteria, could result in the issuance of a number of shares of Class A common stock of APC equal to up to 150% of the number of PSUs granted, net of PSUs forfeited. The APC PSUs were awarded to certain employees and cliff vest at the end of a one or three-year period, subject to the achievement of specific performance criteria measured over such period. The number of APC PSUs that will ultimately vest is contingent upon the recipient continuing to be in the continuous service of APC or the Company and related entities through the last day of the performance period or the applicable vesting date and a certification by the compensation committee of the APC Board that the applicable performance criteria have been met.

APC’s management assesses the probability of achieving the performance criteria on a quarterly basis, and the compensation committee of the APC Board determines whether the performance criteria were satisfied, and certifies the award’s vesting percentage, if any, during the fiscal quarter following the end of the applicable performance period.

As of March 31, 2026, total unrecognized compensation cost related to APC PSUs was approximately $1.5 million, which is expected to be recognized over a weighted average period of approximately 2.5 years.

Share-Based Compensation Cost

Total share-based compensation cost recorded for employees and members of the Board for the three months ended March 31, 2026 and 2025 was $4.0 million and $3.3 million, respectively, and has been included in general and administrative expenses in the condensed consolidated statements of operations.

9. Earnings per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	For the Three Months Ended March 31,
	2026	2025
	(in thousands)
Net loss attributable to common stockholders	$(8,059)	$(14,090)
Weighted average common shares outstanding — Basic and Diluted	111,324	115,883
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.07)	$(0.12)

The following potential shares of common stock have been excluded from the computation of diluted net loss per share because their effect would have been antidilutive:

	As of March 31,
	2026	2025
	(in thousands)
Stock options	1,306	1,306
Series A redeemable preferred stock	8,681	8,591
RSUs and PSUs	7,759	7,188
Public and Private warrants	—	17,333
Ares warrants	—	1,100

10. Fair Value Measurements and Financial Instruments

The fair value of cash and cash equivalents, restricted cash, short-term investments, trade receivables, accounts payable and other current liabilities approximated their carrying values as of March 31, 2026 and December 31, 2025 primarily due to the short-term maturity of these instruments. On October 21, 2021, the Company completed a private offering of $450 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”). Based on market trades of the Senior Notes close to March 31, 2026 and December 31, 2025 (Level 1 fair value measurement), the fair value of the Senior Notes was estimated at approximately $399.8 million and $387.4 million, respectively, compared to a gross carrying value of $450 million at both March 31, 2026 and December 31, 2025. The fair value of the other long-term debt approximated their respective carrying values as of March 31, 2026 and December 31, 2025 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of fuel futures contracts was determined using NYMEX quoted values.

Until their expiration on December 22, 2025, the public warrants to purchase the Company’s common stock (the “Public Warrants”) were measured at fair value at the end of each reporting period. The fair value methodology for the Public Warrants had been categorized as Level 1. Approximately $5.8 million was recorded as a component of interest and other financial income on the condensed consolidated statements of operations for the change in the fair value of the Public Warrants for the three months ended March 31, 2025.

Until their expiration on December 22, 2025, the private warrants to purchase the Company’s common stock (the “Private Warrants”) were measured at fair value at the end of each reporting period. The fair value methodology for the Private Warrants had been categorized as Level 2 because certain inputs for the valuation methodology were unobservable and significant to the fair value adjustment. The Private Warrants have been recorded at fair value based on a Black-Scholes option pricing model. Approximately $0.9 million was recorded as a component of interest and other financial income on the condensed consolidated statements of operations for the change in the fair value of the Private Warrants for the three months ended March 31, 2025.

The founders of Haymaker Acquisition Corp. II are entitled to up to 200 thousand shares of common stock to be issued subject to the number of incremental shares of common stock issued to the holders of the Series A redeemable preferred stock not being higher than certain thresholds (the “Additional Deferred Shares”). The Additional Deferred Shares are measured at fair value at the end of each reporting period and amounted to $0.7 million as of both March 31, 2026 and December 31, 2025. The fair value methodology for the Additional Deferred Shares is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Additional Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

March 31, 2026
Expected term (in years)	1.2
Volatility	67.6%
Risk-free interest rate	3.7%
Stock price	$5.56

For the change in the fair value of the Additional Deferred Shares, $0 and $0.4 million were recorded as components of interest and other financial income on the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively.

11. Segment Reporting

The reportable segments were determined based on information reviewed by the Company’s chief operating decision maker (“CODM”) for operational decision-making purposes, and the segment information is prepared on the same basis that the CODM reviews such financial information. The Company’s reportable segments are retail, wholesale, fleet fueling and GPMP. Arie Kotler, the Company’s Chairman of the Board, President and Chief Executive Officer, is the CODM. The CODM utilizes operating income from each segment to assess its operating performance and to make decisions about allocating resources to each segment. In reviewing segment operating income each month, the CODM compares actual results to budgets and prior-year performance. Based on this analysis, the CODM allocates incremental capital spending and prioritizes strategic and business development initiatives across the segments. The CODM also uses this measure to make decisions on budgets, acquisitions, capital expenditures, and management compensation.

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

The GPMP segment primarily includes the inter-segment sale and supply of fuel to substantially all of the Company’s sites that sell fuel in the retail and wholesale segments, and beginning February 1, 2026, to locations in the fleet fueling segment, at the GPMP segment’s cost of fuel (including taxes and transportation) plus a fixed margin (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter), and charges an inter-segment fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) primarily, prior to February 1, 2026, to sites in the fleet fueling segment that were not supplied by the GPMP segment.

The “All Other” segment includes the results of non-reportable segments that do not meet both quantitative and qualitative criteria as defined under ASC 280, Segment Reporting.

The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses were included within the amounts shown; however, the fuel costs in the retail, wholesale and fleet fueling segments exclude the fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

The majority of general and administrative expenses, depreciation and amortization, net other expenses, net interest and other financial expenses, income taxes and minor other income items are not allocated to the segments. Other segment expenses include utilities, telephone, upkeep and taxes, insurance, supplies, advertising, and certain other expenses. Other segment expenses in the GPMP segment also include general and administrative expenses, and depreciation and amortization.

With the exception of goodwill, assets and liabilities relevant to the reportable segments are generally not assigned to any particular segment, but rather, managed and reviewed by the CODM at the consolidated level. All reportable segment revenues were generated from sites within the U.S. and substantially all of the Company’s assets were within the U.S.

Inter-segment transactions primarily included the sale of fuel to substantially all of the Company’s sites that sell fuel in all of its segments, and until February 1, 2026, fixed fee charges primarily to sites that sold fuel in the fleet fueling segment that were not supplied by the GPMP segment until then. The effect of these inter-segment transactions was eliminated in the interim financial statements.

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended March 31, 2026	(in thousands)
Revenues
Fuel revenue	$627,060	$673,855	$127,299	$—	$6,444	$1,434,658
Merchandise revenue	305,410	—	—	—	—	305,410
Other revenues, net	12,696	16,530	2,241	171	160	31,798
Total revenues from external customers	$945,166	$690,385	$129,540	$171	$6,604	$1,771,866
Inter-segment revenues	$—	$524	$—	$1,238,449	$5,085	$1,244,058

Fuel costs	$533,794	$650,964	$110,554	$1,210,682
Merchandise costs	201,900
Salaries and wages	61,215
Credit card fees	17,954	1,522	1,410
Rent	31,148	12,952	2,972
Repairs and maintenance	13,415	1,267	990
Other segment expenses	32,141	1,192	1,659	2,322	11,545
Operating income from segments	$53,599	$23,012	$11,955	$25,616	$144	$114,326
Interest and other financial expenses, net				$(5,521)		$(5,521)
Income from equity investment					$19	$19

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended March 31, 2025	(in thousands)
Revenues
Fuel revenue	$690,686	$630,060	$118,406	$496	$7,836	$1,447,484
Merchandise revenue	354,485	—	—	—	—	354,485
Other revenues, net	14,547	10,352	2,118	155	332	27,504
Total revenues from external customers	$1,059,718	$640,412	$120,524	$651	$8,168	$1,829,473
Inter-segment revenues	$—	$—	$—	$1,169,216	$5,085	$1,174,301

Fuel costs	$605,413	$610,013	$103,104	$1,145,273
Merchandise costs	236,915
Salaries and wages	71,668
Credit card fees	19,416	1,669	1,045
Rent	33,838	8,656	2,854
Repairs and maintenance	15,659	991	918
Other segment expenses	36,658	453	1,611	2,668	13,085
Operating income from segments	$40,151	$18,630	$10,992	$21,926	$168	$91,867
Interest and other financial expenses, net				$(7,478)		$(7,478)
Income from equity investment					$21	$21

A reconciliation of operating income from reportable segments to consolidated loss before income taxes on the condensed consolidated statements of operations is as follows:

	For the Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating income from reportable segments	$114,182	$91,699
All other operating income	144	168
Intercompany charges by the GPMP segment [1]	(27,767)	(24,437)
Interest and other financial expenses, net	(5,521)	(7,478)
Amounts not allocated to segments:
Site operating expenses	(2,432)	(3,145)
General and administrative expenses	(39,488)	(40,785)
Depreciation and amortization	(30,559)	(33,047)
Other expenses, net	(4,043)	(2,217)
Interest and other financial expenses, net	(12,624)	(6,373)
Loss before income taxes	$(8,108)	$(25,615)

1 Represents the fixed margin or fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) paid to the GPMP segment for the cost of fuel and recorded by the GPMP segment as inter-segment revenues.

12. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is subject to certain federal and state environmental laws and regulations associated with sites at which it stores and sells fuel and other fuel products, as well as locations owned, leased or where there is a contractual obligation that results in the Company being the tank operator or owner but are operated by dealers. As of March 31, 2026 and December 31, 2025, environmental obligations totaled $10.2 million and $10.6 million, respectively. These amounts were recorded as other current and non-current liabilities on the condensed consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or changes in federal and/or state environmental regulations.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle the Company to be reimbursed for remediation costs. Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $6.0 million and $6.7 million as of March 31, 2026 and December 31, 2025, respectively, and were recorded as other current and non-current assets on the condensed consolidated balance sheets.

Asset Retirement Obligation

As part of the fuel operations at its retail convenience stores and proprietary cardlock locations, at most of the owned and leased dealer locations, at certain other dealer locations and third-party cardlock locations where the Company owns storage tanks or otherwise agreed to be contractually liable for tank maintenance, there are aboveground and underground storage tanks for which the Company is responsible. The future cost to remove a storage tank is recognized over the estimated remaining useful life of the storage tank, or if sooner, the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a storage tank is installed. The estimated liability is based upon historical experience in removing storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The Company has recorded an asset retirement obligation of $90.2 million and $89.9 million as of March 31, 2026 and December 31, 2025, respectively. The current portion of the asset retirement obligation is included in other current liabilities on the condensed consolidated balance sheets.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read this discussion together with the unaudited Condensed Consolidated Financial Statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q together with our audited consolidated financial statements, related notes, and other information contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part I, Item 1A of the Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q and as described from time to time in our other filings with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

Based in Richmond, Virginia, ARKO Corp. is one of the largest operators of convenience stores in the United States (“U.S.”), ranked by store count, operating 1,079 retail convenience stores as of March 31, 2026. We are also one of the largest wholesalers of fuel by gallons in the U.S. As of March 31, 2026, we supplied fuel to 2,126 dealer locations and operated 292 proprietary and third-party cardlock locations (unstaffed fueling locations). We are well diversified geographically and as of March 31, 2026, operated in the District of Columbia and more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern U.S. We own 100% of GPM Investments, LLC, a Delaware limited liability company (“GPM”), which was our primary operating entity until the closing of the initial public offering of the Class A common stock of our subsidiary ARKO Petroleum Corp., a Delaware corporation (“APC”), on February 13, 2026 (the “APC IPO”), after which GPM became our primary operating entity for our retail segment, and APC became our primary operating entity for our wholesale, fleet fueling and GPMP segments. We own 73.6% of the economic interests and 93.3% of the combined voting power of APC. APC’s Class A common stock began trading on the Nasdaq under the symbol “APC” on February 12, 2026.

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

As of March 31, 2026, we operated the stores under more than 25 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, Corner Mart, Dixie Mart, ExpressStop, E-Z Mart®, fas mart®, fastmarket®, Flash Market, Handy Mart, Jetz, Jiffi Stop®, Jiffy Stop, Li’l Cricket, Market Express, Next Door Store®, Pride, Roadrunner Markets, Rose Mart, Rstore, Scotchman®, shore stop®, Speedy’s, SpeedyQ, Town Star, Uncle’s, Village Pantry® and Young’s.

We operate our retail stores centrally with consistent marketing, merchandising and assortment strategies across our brands, but we occasionally offer regional items based on consumer demand in select markets. We believe this approach increases operational efficiencies while preserving flexibility. Our marketing initiatives and merchandising and assortment strategies are centered around offering our customers an assortment of products with an attractive value proposition. Our retail offering includes a wide array of grab-n-go hot and cold prepared foods and dispensed beverages, take home packaged beverages and beer, candy, salty snacks, bakery and packaged sweet snacks, general and seasonal merchandise, cigarettes, and other tobacco products such as moist tobacco, vape, nicotine pouches, and cigars. We have various foodservice offerings at approximately 940 stores, with options including hot and cold grab-n-go foods, such as bakery, Nathan’s® hot dogs and Tornado® roller grill items. We have approximately 135 stores with delis offering a more robust foodservice menu that includes fried chicken, pizza, breakfast sandwiches, chicken tenders, potato wedges and more. We supplement our foodservice offering with approximately 85 quick service major national brand restaurants such as Dunkin’ and Subway. Additionally, we offer a number of traditional convenience store services, including lottery, prepaid products, gift cards, money orders, ATMs, skill gaming, Bitcoin® ATMs and other ancillary product and service offerings. We sell fuel at 1,056 of our retail sites, and we had 257 electric vehicle (“EV”) chargers at 86 of our locations. We also generate revenue from car washes at approximately 65 of our locations.

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

GPMP Segment

Our GPMP segment primarily engages in inter-segment transactions of wholesale distribution of fuel to substantially all of our sites that sell fuel in the retail and wholesale segments, and beginning February 1, 2026, to locations in the fleet fueling segment. Our GPMP segment sells and supplies fuel at its cost of fuel (including taxes and transportation) plus a fixed margin to such supplied sites and charges an inter-segment fixed fee primarily, prior to February 1, 2026, to sites in the fleet fueling segment that were not supplied by the GPMP segment. The effect of these inter-segment transactions was eliminated in the Consolidated Financial Statements.

Transformation Plan Updates and Initiatives

Remodels and New-to-Industry (“NTI”) Stores

Our multi-year transformation plan (the “Transformation Plan”) includes targeted capital allocation toward strategic sub-segments of our retail stores, with the goal of increasing traffic and improving profitability. In June of 2025, we launched our new format fas craves flagship location showcasing our key strategic priority to offer food that is relevant, delicious, and affordable and do so within stores that are completely remodeled with modernized interior and exterior designs, with layouts intended to provide a strong focus on our food offerings. fas craves food elevates our assortment of hot and cold grab-and-go food and dispensed beverages. The new fas craves format stores are designed to elevate the customer experience and better reflect our commitment to foodservice, convenience, efficiency, and value. Since the launch of our flagship location, we have completed several additional remodels and have approximately 25 additional remodels planned, all which feature the fas craves food and beverage elements. We also plan to expand components of fas craves food and beverage to certain non-remodel stores where space permits prior to remodeling.

Complementing our remodeling initiative, in the first quarter of 2026, we opened two NTI (new to industry) retail stores, and we plan to open one more NTI retail store and three NTI Dunkin’ stores in 2026.

We are targeting opening 20 NTI fleet fueling locations during 2026, of which one opened in March 2026, and 17 of which are in process. We anticipate that these NTI fleet fueling locations will have a positive impact on our results of operations given the attractive, durable cash flow profile of our fleet fueling business.

fas REWARDS Loyalty Program

As of March 31, 2026, we had approximately 2.5 million enrolled members in our fas REWARDS loyalty program, representing a year over year increase of approximately 6.8% from the end of the first quarter of 2025. Our fas REWARDS loyalty program is available in all of our retail stores and offers enrolled loyalty members the most value in our stores, in-app member only deals not available without the app, and the ability to earn points that can be redeemed for either fuel or merchandise savings. Other in-app features include the ability to convert earned points to fas BUCKS, which can be spent like cash on most merchandise categories in our stores, and, as part of our Fueling America’s Future promotion, stackable fuel cents off up to $2.50 off per gallon (up to 20 gallons) to celebrate America’s 250th anniversary in 2026.

In the first quarter of 2026, we launched our updated fas REWARDS loyalty program app, which includes personalized features such as easy enrollment, an employee hub, store locators with individual member fuel pricing, Fueling America’s Future deals, value meals, age verified offers for tobacco and alcohol, and gaming.

Site Conversion Strategy (Dealerization)

Starting in the middle of 2024, as part of our Transformation Plan, we commenced leveraging our unique, multi-segment operating model to expand our wholesale fuel distribution network by converting a meaningful number of retail stores within our retail segment to dealer locations within our wholesale segment. Conversions of certain retail stores benefit both our retail and wholesale segments, as these sites have yielded, and we expect will continue to yield, greater profitability once converted. In such cases, we realize higher profit from ongoing fuel supply agreements and rental income than from continued operation of these stores in our retail segment. These conversions also allow us to focus on and better prioritize future investments in our remaining retail stores. During the three months ended March 31, 2026, we converted 41 retail stores to dealer locations, and we have converted a total of 450 stores since the beginning of this initiative. We expect to continue to convert a meaningful number of additional stores throughout 2026. These conversions have resulted in approximately $5.7 million and $13.0 million in incremental operating income before general and administrative expenses for the three months ended March 31, 2026 and the 12-month period ended March 31, 2026, respectively.

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

Trends Impacting Our Business

We achieved strong store growth over the last decade, driven primarily by a highly successful acquisition strategy, inclusive of 26 completed acquisitions from 2013 through March 31, 2026. Our strategic acquisitions, as well as the conversion of a meaningful number of retail stores to dealer locations, have had, and may continue to have, a significant impact on our reported results, which can make period to period comparisons difficult.

The following tables provide a history of our acquisitions, site conversions and site closings, including as part of our Transformation Plan, for the periods noted, for the retail, wholesale and fleet fueling segments:

	For the Three Months Ended March 31,
Retail Segment	2026	2025
Number of sites at beginning of period	1,118	1,389
Newly opened or reopened sites	2	2
Company-controlled sites converted to consignment or fuel supply locations, net	(41)	(59)
Sites closed, divested or converted to rentals	—	(3)
Number of sites at end of period	1,079	1,329

	For the Three Months Ended March 31,
Wholesale Segment [1]	2026	2025
Number of sites at beginning of period	2,099	1,922
Newly opened or reopened sites [2]	11	6
Consignment or fuel supply locations converted from Company-controlled sites, net	41	59
Closed or divested sites	(25)	(26)
Number of sites at end of period	2,126	1,961

1 Excludes bulk and spot purchasers.

2 Includes all signed fuel supply agreements irrespective of fuel distribution commencement date.

	For the Three Months Ended March 31,
Fleet Fueling Segment	2026	2025
Number of sites at beginning of period	295	280
Newly opened or reopened sites	1	1
Closed or divested sites	(4)	(1)
Number of sites at end of period	292	280

The number of fuel gallons we sell and the related fuel margin that we earn per gallon significantly impact our results of operations. Fuel gallons sold are impacted by changes in the number of locations, macroeconomic environment, weather, crude oil pricing and other factors.

The cost of our main products, gasoline and diesel fuel, is greatly impacted by the wholesale cost of fuel in the U.S. Fuel margins for our retail stores, our fleet fueling sites and consignment agent locations can change rapidly because they are influenced by many factors, including: the wholesale cost of fuel; interruptions in supply caused by severe weather; supply chain disruptions; refinery mechanical failures; and competition in the local markets in which we operate. We pass wholesale fuel cost changes to our fuel supply dealers and attempt to pass wholesale fuel cost changes to our retail, fleet fueling and consignment customers through price changes; however, we are not always able to do so. We tend to realize lower fuel margins when the cost of fuel increases gradually over a longer period and higher fuel margins when the cost of fuel declines or is more volatile over a shorter period.

During the quarter ended March 31, 2026, global crude oil and refined product markets were impacted by heightened geopolitical tensions in the Middle East, including the ongoing conflict involving Iran, Israel, and the United States. These developments contributed to volatility in crude oil prices and periodic supply disruptions, particularly related to the disruption of shipping through the Strait of Hormuz. As a result, wholesale fuel costs increased during the period, leading to higher retail gasoline prices and greater price and volume volatility in many of our markets. While retail price increases generally lag changes in wholesale costs, the magnitude and timing of the fluctuations during the quarter ended March 31, 2026, positively affected fuel margins during the quarter.

We continually monitor market conditions and adjust pricing strategies in response to changes in commodity costs, competitive dynamics, and consumer demand. Continued geopolitical uncertainty may result in ongoing volatility in fuel costs and margins in future periods. Because market and geopolitical conditions from time to time constrain the supply of fuel, including diesel fuel in particular, we maintain terminal storage of diesel fuel for short-term supply needs for our fleet fueling sites.

Additionally, the significant increase in the rate of inflation in the U.S. in recent years and the effect of higher prevailing interest rates have increased merchandise cost and reduced consumer purchasing power. We have mitigated the impact of a portion of these higher costs on operating results with retail price increases. The persistence of, or increase in, inflation could negatively impact the demand for our products and services, including due to consumers reducing travel, which could reduce sales volumes. Because of recent and current labor market conditions and the prevailing wage rates in the markets in which we operate, we have increased wages, which has increased, and may continue to increase, our costs associated with recruiting and retaining qualified personnel. Additionally, any major changes in tax or trade policy between the U.S. and countries from which we or our suppliers source merchandise and other products for our sites, such as the imposition of new or additional tariffs or duties on imported products, could require that we take certain actions, including raising prices on products we sell and seeking alternative sources of supply. Further, any major changes could lead to significant cost increases and delays in opening remodeled or new convenience stores or other improvements to our sites.

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

Seasonality

Our business is seasonal, and our operating income in the second and third quarters has historically been significantly greater than in the first and fourth quarters because of the generally favorable climate and seasonal buying patterns of our customers.

Results of Operations for the three months ended March 31, 2026 and 2025

The period-to-period comparisons of our results of operations contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation have been prepared using our condensed consolidated unaudited interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Financial Statements”). The following discussion should be read in conjunction with the Quarterly Financial Statements. All figures for fuel costs, fuel contribution and fuel margin per gallon exclude the fixed margin or fixed fee paid to the GPMP segment for the cost of fuel, which are intercompany charges by the GPMP segment.

Consolidated Results

The table below shows our consolidated results for the three months ended March 31, 2026 and 2025, together with certain key metrics.

	For the Three Months Ended March 31,
	2026	2025
Revenues:	(in thousands)
Fuel revenue	$1,434,658	$1,447,484
Merchandise revenue	305,410	354,485
Other revenues, net	31,798	27,504
Total revenues	1,771,866	1,829,473
Operating expenses:
Fuel costs	1,300,770	1,325,624
Merchandise costs	201,900	236,915
Site operating expenses	182,747	199,981
General and administrative expenses	39,998	41,613
Depreciation and amortization	32,371	34,887
Total operating expenses	1,757,786	1,839,020
Other expenses, net	4,043	2,217
Operating income (loss)	10,037	(11,764)
Interest and other financial expenses, net	(18,145)	(13,851)
Loss before income taxes	(8,108)	(25,615)
Income tax benefit	2,496	12,922
Income from equity investment	19	21
Net loss	(5,593)	(12,672)
Less: Net income attributable to non-controlling interests	1,048	—
Net loss attributable to ARKO Corp.	$(6,641)	$(12,672)
Series A redeemable preferred stock dividends	(1,418)	(1,418)
Net loss attributable to common shareholders	$(8,059)	$(14,090)
Fuel gallons sold	464,856	490,340
Fuel margin, cents per gallon [1]	28.8	24.9
Merchandise contribution [2]	$103,510	$117,570
Merchandise margin [3]	33.9%	33.2%
Adjusted EBITDA [4]	$50,927	$30,855
Non-cash rent expense [5]	$2,380	$3,307

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

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025

For the three months ended March 31, 2026, fuel revenue decreased by $12.8 million, or 0.9%, compared to the first quarter of 2025. The decrease in fuel revenue was attributable primarily to fewer gallons sold in the first quarter of 2026 compared to the first quarter of 2025 due to a challenging macroeconomic environment as well as severe weather conditions in the quarter in several markets in which we operate, partially offset by an increase in average price of fuel compared to the first quarter of 2025.

For the three months ended March 31, 2026, merchandise revenue decreased by $49.1 million, or 13.8%, compared to the first quarter of 2025, primarily due to a decrease in merchandise revenue from retail stores that we closed or converted to dealer locations and severe weather conditions in the quarter in several markets in which we operate, as well as a slight decrease in same store merchandise revenues.

For the three months ended March 31, 2026, other revenues, net increased by $4.3 million, or 15.6%, compared to the first quarter of 2025, primarily due to the net impact of additional income from retail stores that we converted to dealer locations.

For the three months ended March 31, 2026, total operating expenses decreased by $81.2 million compared to the first quarter of 2025. Fuel costs decreased $24.9 million, or 1.9%, compared to the first quarter of 2025, and merchandise costs decreased $35.0 million, or 14.8%, compared to the first quarter of 2025, consistent with the reduction in fuel and merchandise revenues. For the three months ended March 31, 2026, site operating expenses decreased $17.2 million, or 8.6%, compared to the first quarter of 2025 primarily due to lower expenses from retail stores that we closed or converted to dealer locations, which were partially offset by an increase in same store expenses.

For the three months ended March 31, 2026, general and administrative expenses decreased $1.6 million, or 3.9%, compared to the first quarter of 2025, primarily due to the absence of a $2.0 million charge recorded in the first quarter of 2025 related to a wage and hour collective action settled in 2025, as well as a leaner administrative cost structure and tighter operating discipline partially offset by increased share-based compensation expense in the first quarter of 2026.

For the three months ended March 31, 2026 and 2025, depreciation and amortization expenses decreased $2.5 million, or 7.2%, compared to the first quarter of 2025.

For the three months ended March 31, 2026, other expenses, net increased $1.8 million, compared to the first quarter of 2025 primarily due to higher acquisitions and divestiture costs and costs associated with the APC IPO in the first quarter of 2026.

For the three months ended March 31, 2026, operating income was $10.0 million compared to an operating loss of $11.8 million for the three months ended March 31, 2025. The increase was primarily due to higher fuel contribution at retail same stores, comparable wholesale sites and fleet fueling locations, and the net benefit of the retail stores that we closed or converted to dealer locations.

For the three months ended March 31, 2026, interest and other financial expenses, net increased by $4.3 million compared to the first quarter of 2025, primarily due to a decrease of $7.1 million in income recorded in the first quarter of 2025 for fair value adjustments related to our public and private warrants which expired at the end of 2025, which was offset by lower average debt balances, primarily as a result of the use of the net proceeds from the APC IPO to repay approximately $206.7 million of the indebtedness under our Capital One Line of Credit, and lower average interest rates in the first quarter of 2026 as compared to the first quarter of 2025.

For the three months ended March 31, 2026, income tax benefit was $2.5 million compared to $12.9 million for the three months ended March 31, 2025.

For the three months ended March 31, 2026 and 2025, net loss was $5.6 million and $12.7 million, respectively.

Net income attributable to non-controlling interests represents the minority interest owned in our subsidiary, APC, by the holders of APC’s Class A common stock, for the period subsequent to the APC IPO.

For the three months ended March 31, 2026 and 2025, net loss attributable to the Company was $6.6 million and $12.7 million, respectively.

For the three months ended March 31, 2026 and 2025, Adjusted EBITDA was $50.9 million and $30.9 million, respectively. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net loss.

Segment Results

Retail Segment

The table below shows the results of the retail segment for the three months ended March 31, 2026 and 2025, together with certain key metrics for the segment.

	For the Three Months Ended March 31,
	2026	2025
Revenues:	(in thousands)
Fuel revenue	$627,060	$690,686
Merchandise revenue	305,410	354,485
Other revenues, net	12,696	14,547
Total revenues	945,166	1,059,718
Operating expenses:
Fuel costs [1]	533,794	605,413
Merchandise costs	201,900	236,915
Site operating expenses	155,873	177,239
Total operating expenses	891,567	1,019,567
Operating income	$53,599	$40,151
Fuel gallons sold	194,737	225,063
Same store fuel gallons sold decrease (%) [2]	(3.2%)	(6.2%)
Fuel contribution [3]	$93,266	$85,273
Fuel margin, cents per gallon [4]	47.9	37.9
Same store fuel contribution [2,3]	$91,303	$76,024
Same store merchandise sales decrease (%) [2]	(0.5%)	(6.9%)
Same store merchandise sales excluding cigarettes increase (decrease) (%) [2]	0.4%	(5.2%)
Merchandise contribution [5]	$103,510	$117,570
Merchandise margin [6]	33.9%	33.2%

1 Excludes the fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

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

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025

Retail Revenues

For the three months ended March 31, 2026, fuel revenue decreased by $63.6 million, or 9.2%, compared to the first quarter of 2025. The decrease in fuel revenue was attributable to a decrease of 25.0 million gallons from retail stores that we closed or converted to dealer locations, as well as a decrease in same store gallons sold of 3.2%, or 6.3 million gallons, reflecting the challenging macroeconomic environment as well as severe weather conditions in the quarter in several markets in which we operate. These decreases were partially offset by a $0.15 per gallon increase in the average retail price of fuel in the first quarter of 2026 compared to the first quarter of 2025, primarily due to market factors.

For the three months ended March 31, 2026, merchandise revenue decreased by $49.1 million, or 13.8%, compared to the first quarter of 2025, primarily due to a decrease in merchandise revenue of $48.0 million from retail stores that we closed or converted to dealer locations as well as severe weather conditions in the quarter in several markets in which we operate. Same store merchandise sales decreased $1.6 million, or 0.5%, for the first quarter of 2026 compared to the first quarter of 2025, and same store merchandise sales excluding cigarettes returned to growth for the first time in two years, reflecting improved execution, sharper promotions, and stronger customer engagement. The decline in same store merchandise revenue was caused primarily by lower revenues from cigarettes.

For the three months ended March 31, 2026, other revenues, net decreased by $1.9 million, or 12.7%, compared to the first quarter of 2025, due to a decrease in other revenues from retail stores that we closed or converted to dealer locations.

Retail Operating Income

For the three months ended March 31, 2026, fuel contribution increased by $8.0 million, or 9.4%, compared to the first quarter of 2025, primarily due to a same store fuel contribution increase of $15.3 million, or 20.1%. Same store fuel margin per gallon for the first quarter of 2026 increased to 48.0 cents per gallon from 38.7 cents per gallon for the first quarter of 2025, primarily as a result of significant volatility in the fuel market due to the geopolitical environment. Offsetting this increase was a $7.8 million decrease in fuel contribution related to retail stores that we closed or converted to dealer locations compared to the first quarter of 2025.

For the three months ended March 31, 2026, merchandise contribution decreased by $14.1 million, or 12.0%, compared to the first quarter of 2025, while merchandise margin increased to 33.9% from 33.2% in the first quarter of 2025. The decrease in merchandise contribution was due to a $13.7 million decrease related to retail stores that we closed or converted to dealer locations and a $0.6 million decrease in same store merchandise contribution. Same store merchandise margin was 33.9% in both the first quarter of 2026 and the first quarter of 2025.

For the three months ended March 31, 2026, site operating expenses decreased by $21.4 million, or 12.1%, compared to the first quarter of 2025, primarily due to $26.7 million of reduced expenses related to retail stores that we closed or converted to dealer locations, partially offset by an increase in same store operating expenses of $4.8 million, or 3.3%, primarily due to higher personnel costs, credit card fees, utilities and rent.

Wholesale Segment

The table below shows the results of the wholesale segment for the three months ended March 31, 2026 and 2025, together with certain key metrics for the segment.

	For the Three Months Ended March 31,
	2026	2025
Revenues:	(in thousands)
Fuel revenue	$673,855	$630,060
Other revenues, net	16,530	10,352
Other revenues, net – inter-segment	524	—
Total revenues	690,909	640,412
Operating expenses:
Fuel costs [1]	650,964	610,013
Site operating expenses	16,933	11,769
Total operating expenses	667,897	621,782
Operating income	$23,012	$18,630
Fuel gallons sold – fuel supply locations	198,400	191,077
Fuel gallons sold – consignment agent locations	35,540	36,515
Fuel margin, cents per gallon [2] – fuel supply locations	6.4	6.0
Fuel margin, cents per gallon [2] – consignment agent locations	28.8	23.5

1 Excludes the fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

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

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025

Wholesale Revenues

For the three months ended March 31, 2026, fuel revenue increased by $43.8 million, or 7.0%, compared to the first quarter of 2025, primarily due to a 6.3 million, or 2.8%, increase in gallons sold, as well as an increase in the average price of fuel in the first quarter of 2026 compared to the first quarter of 2025. Of total gallons sold, the retail stores that we converted to dealer locations contributed 18.8 million gallons, which were partially offset by lower volumes at comparable wholesale sites, reflecting the challenging macroeconomic environment, as well as severe weather conditions in the quarter in several markets in which we operate.

For the three months ended March 31, 2026 and 2025, other revenues, net increased by $6.2 million compared to the first quarter of 2025, primarily due to the retail stores we converted to dealer locations.

Wholesale Operating Income

For the three months ended March 31, 2026, wholesale operating income increased by $4.4 million compared to the first quarter of 2025 as a result of additional operating income from retail stores converted to dealer locations combined with increased operating income at comparable wholesale sites. An increase in other revenues, net, combined with an increase in fuel contribution of $2.8 million was partially offset by an increase in site operating expenses of $5.2 million in the first quarter of 2026 compared to the first quarter of 2025. These increases were primarily due to the retail stores we converted to dealer locations.

At fuel supply locations, fuel contribution increased by $1.2 million for the first quarter of 2026 compared to the first quarter of 2025, due to $1.6 million of incremental contribution from the retail stores converted to dealer locations, which was partially offset by lower fuel contribution at comparable wholesale sites. At consignment agent locations, fuel contribution increased $1.6 million for the first quarter of 2026 compared to the first quarter of 2025, due to $0.5 million of incremental contribution from the retail stores converted to dealer locations as well as higher fuel contribution at comparable wholesale sites. At both fuel supply locations and consignment agent locations, fuel margin per gallon increased, primarily as a result of significant volatility in the fuel market due to the geopolitical environment and increased prompt pay discounts related to higher fuel costs.

Fleet Fueling Segment

The table below shows the results of the fleet fueling segment for the three months ended March 31, 2026 and 2025, together with certain key metrics for the segment.

	For the Three Months Ended March 31,
	2026	2025
Revenues:	(in thousands)
Fuel revenue	$127,299	$118,406
Other revenues, net	2,241	2,118
Total revenues	129,540	120,524
Operating expenses:
Fuel costs [1]	110,554	103,104
Site operating expenses	7,031	6,428
Total operating expenses	117,585	109,532
Operating income	$11,955	$10,992
Fuel gallons sold – proprietary cardlock locations	30,517	31,918
Fuel gallons sold – third-party cardlock locations	3,446	3,175
Fuel margin, cents per gallon [2] – proprietary cardlock locations	52.2	46.1
Fuel margin, cents per gallon [2] – third-party cardlock locations	23.4	18.7

1 Excludes the fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025

Fleet Fueling Revenues

For the three months ended March 31, 2026, fuel revenue increased by $8.9 million, or 7.5%, compared to the first quarter of 2025. The increase in fuel revenue was primarily due to an increase in the average price of fuel in the first quarter of 2026 compared to the first quarter of 2025, which was partially offset by 3.2% decrease in gallons sold.

For the three months ended March 31, 2026 and 2025, other revenues, net increased by $0.1 million compared to the first quarter of 2025.

Fleet Fueling Operating Income

For the three months ended March 31, 2026, fuel contribution increased by $1.4 million compared to the first quarter of 2025. At proprietary cardlocks, fuel contribution increased by $1.2 million, and fuel margin per gallon also increased for the first quarter of 2026 compared to the first quarter of 2025, and at third-party cardlock locations, fuel contribution increased $0.2 million, and fuel margin per gallon increased for the first quarter of 2026 compared to the first quarter of 2025. These increases were primarily due to favorable diesel margins as a result of significant volatility in the fuel market due to the geopolitical environment.

For the three months ended March 31, 2026, site operating expenses increased $0.6 million compared to the three months ended March 31, 2025.

GPMP Segment

The table below shows the results of the GPMP segment for the three months ended March 31, 2026 and 2025, together with certain key metrics for the segment.

	For the Three Months Ended March 31,
	2026	2025
Revenues:	(in thousands)
Fuel revenue – inter-segment [1]	$1,236,968	$1,166,503
Fuel revenue – external customers	—	496
Other revenues, net	171	155
Other revenues, net – inter-segment [1]	1,481	2,713
Total revenues	1,238,620	1,169,867
Operating expenses:
Fuel costs	1,210,682	1,145,273
General and administrative expenses	510	828
Depreciation and amortization	1,812	1,840
Total operating expenses	1,213,004	1,147,941
Operating income	$25,616	$21,926
Fuel gallons sold – inter-segment	438,074	434,518
Fuel gallons sold – external customers	—	148
Fuel margin, cents per gallon [2]	6.0	5.0

1 Includes the fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025

GPMP Revenues

For the three months ended March 31, 2026, fuel revenue increased by $70.0 million, or 6.0%, compared to the first quarter of 2025. The increase in fuel revenue was primarily attributable to an increase in the average price of fuel compared to the first quarter of 2025 and greater gallons sold in the first quarter of 2026 compared to the first quarter of 2025 as a result of gallons in the fleet fueling segment which transitioned to a fixed margin beginning February 1, 2026, partially offset by fewer gallons sold to the retail same stores and to comparable wholesale sites.

For the three months ended March 31, 2026 and 2025, other revenues, net were similar. The inter-segment fixed fee charged to sites in the fleet fueling segment was transitioned to a fixed margin beginning February 1, 2026. As a result, other revenues, net – inter-segment decreased in the first quarter of 2026 compared to the first quarter of 2025.

GPMP Operating Income

Fuel contribution increased by $4.6 million for the first quarter of 2026 compared to the first quarter of 2025, primarily due to an increase in the fixed margin from 5.0 cents per gallon sold for the first quarter of 2025 to 6.0 cents per gallon sold for the first quarter of 2026, as well as the transition of sites in the fleet fueling segment to a fixed margin from a fixed fee beginning February 1, 2026, partially offset by fewer gallons sold to the retail same stores and to comparable wholesale sites.

For the three months ended March 31, 2026, general and administrative expenses decreased by $0.3 million compared to the first quarter of 2025, and depreciation and amortization expenses remained consistent with the first quarter of 2025.

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

We define EBITDA as net income (loss) including net income attributable to non-controlling interests before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by excluding the gain or loss on disposal of assets, impairment charges, acquisition and divestiture costs, share-based compensation expense, other non-cash items, certain litigation expenses and other unusual or non-recurring charges. Both EBITDA and Adjusted EBITDA are non-GAAP financial measures.

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

EBITDA and Adjusted EBITDA should not be considered as alternatives to any financial measure presented in accordance with GAAP, including net income (loss). These non-GAAP measures have limitations as analytical tools and should not be considered in isolation, or as substitutes for the analysis of our results as reported under GAAP. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

Because non-GAAP financial measures are not standardized, same store measures, comparable wholesale sites, EBITDA and Adjusted EBITDA, as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of these non-GAAP financial measures with those used by other companies.

The following table contains a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
	2026	2025
	(in thousands)
Net loss, including net income attributable to non-controlling interests	$(5,593)	$(12,672)
Interest and other financing expenses, net	18,145	13,851
Income tax benefit	(2,496)	(12,922)
Depreciation and amortization	32,371	34,887
EBITDA	42,427	23,144
Acquisition and divestiture costs (a)	1,998	1,150
APC IPO costs (b)	363	—
Loss on disposal of assets and impairment charges (c)	2,073	1,528
Share-based compensation expense (d)	3,981	3,336
Income from equity investment (e)	(19)	(21)
Adjustment to contingent consideration (f)	—	(66)
Expenses related to wage and hour claim settlement (g)	—	2,023
Other (h)	104	(239)
Adjusted EBITDA	$50,927	$30,855

Additional information
Non-cash rent expense (i)	$2,380	$3,307

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
(e)
Eliminates our share of income attributable to our unconsolidated equity investment.
(f)
Eliminates fair value adjustments primarily related to the contingent consideration owed to the seller for the 2020 Empire acquisition.
(g)
Eliminates non-recurring expenses accrued in net loss related to a wage and hour collective action settlement described in Note 14 to the Annual Financial Statements.
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

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness, depending on market conditions. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions, or other events may cause us to seek additional debt or equity financing in future periods. Additional debt financing could impose increased cash payment obligations, as well as covenants that may restrict our operations. There can be no guarantee that financing will be available on acceptable terms or at all. As of March 31, 2026, approximately 36.0% of our debt bore interest at variable rates, compared to 50% as of December 31, 2025, which reduced our interest rate risk. We may require that we use more of our cash flow for the payment of interest if prevailing interest rates increase or we incur additional indebtedness under our variable rate facilities or otherwise. See also “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

As of March 31, 2026, we were in a strong liquidity position of approximately $1.1 billion, consisting of approximately $272 million of cash and cash equivalents and approximately $794 million of availability under our lines of credit available for certain purposes. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations from our existing cash balances. As of March 31, 2026, we had no outstanding borrowings under our aggregate $140.0 million PNC Lines of Credit (as defined below), $36.9 million of unused availability under the M&T equipment line of credit, described below, and $625.4 million of unused availability under our $800 million Capital One Line of Credit (as defined below), which we may elect to increase up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms. Our liquidity position increased significantly following the closing of the APC IPO and the use of the proceeds to repay approximately $206.7 million of the indebtedness under our Capital One Line of Credit.

The Board declared, and the Company paid, dividends of $0.03 per share of common stock on March 20, 2026, totaling $3.4 million. Additionally, the Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on May 29, 2026 to stockholders of record as of May 18, 2026. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will evaluate dividend payments within the context of our overall capital allocation strategy on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends.

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

Cash Flows for the Three Months Ended March 31, 2026 and 2025

Net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2026 and 2025 was as follows:

	For the Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$18,670	$43,402
Investing activities	(29,354)	(26,904)
Financing activities	(23,897)	(19,365)
Effect of exchange rates	11	(4)
Total	$(34,570)	$(2,871)

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

For the three months ended March 31, 2026, cash flows provided by operating activities were $18.7 million compared to $43.4 million for the three months ended March 31, 2025. The decrease for the first quarter of 2026 as compared to the prior year period was primarily the result of higher fuel prices which increased the cost of inventory and other working capital requirements and changes in working capital as a result of the day of the week on which the first quarter ended, which were partially offset by an increase in Adjusted EBITDA and lower net interest payments.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions, growth and replacing and maintaining existing facilities and equipment used in the business.

For the three months ended March 31, 2026, cash used in investing activities increased by $2.5 million compared to the three months ended March 31, 2025. For the three months ended March 31, 2026, we used $30.3 million for capital expenditures, including the purchase of fee properties, investments in NTI retail stores and fleet fueling locations and remodeling of new format stores, EV chargers, upgrades to fuel dispensers and other investments in our stores.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount of lines of credit and other indebtedness, and the issuance of common stock, net of dividends paid and common stock repurchases.

For the three months ended March 31, 2026, financing activities consisted primarily of proceeds of $207.3 million, net of underwriting discounts, commissions and costs, from the APC IPO, net repayments of $213.8 million for long-term debt including the use of proceeds from the APC IPO to repay approximately $206.7 million of the indebtedness under our Capital One Line of Credit, repayments of $8.4 million for financing leases, $3.4 million for dividend payments on common stock, $1.4 million for dividend payments on the Series A redeemable preferred stock and $4.3 million for common stock repurchases related to vesting of restricted stock.

Credit Facilities and Senior Notes

Senior Notes

As of March 31, 2026, the Company had outstanding $450 million aggregate principal amount of its 5.125% Senior Notes due 2029 (the “Senior Notes”). Issued in October 2021, the Senior Notes are guaranteed, on an unsecured senior basis, by certain of the Company’s domestic subsidiaries (the “Guarantors”). The indenture governing the Senior Notes contains customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, (vii) effect mergers and (viii) incur indebtedness. The Senior Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ respective existing and future senior unsubordinated indebtedness and are effectively subordinated to all of the Company’s and the Guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated to any existing and future obligations of subsidiaries of the Company that are not Guarantors.

Financing Agreement with PNC Bank, National Association (“PNC”)

GPM and certain subsidiaries have financing arrangements (the “PNC Credit Agreements”) with PNC to provide lines of credit with an aggregate principal amount of up to $140 million for purposes of financing working capital (the “PNC Lines of Credit”).

In connection with the consummation of the APC IPO, we separated our original PNC Line of Credit into two distinct, but substantially identical, credit facilities. We amended and restated our original single facility to, among other things, remove APC’s subsidiaries as co-borrowers and reduce the principal amount available thereunder from $140 million to up to $56 million. Concurrently, APC and certain of APC’s subsidiaries entered into a separate amended and restated credit agreement with PNC providing for an aggregate principal amount available thereunder of up to $84 million. In connection with the amendment, the maturity date for the PNC Credit Agreements was extended from December 22, 2027 to the earliest of: (i) February 13, 2031, (ii) the date that is six months prior to the maturity date of the Senior Notes or any permitted refinancing thereof, subject to certain conditions, and (iii) the date that is six months prior to the maturity date of the Capital One Line of Credit.

The PNC Lines of Credit bear interest, as elected by the applicable borrower at: (a) SOFR Adjusted plus Term SOFR (as defined in the PNC Credit Agreements) plus a margin of 1.25% to 1.75% or (b) a rate per annum equal to the alternate base rate (as defined in the PNC Credit Agreements) plus a margin of 0% to 0.50%. Every quarter, the SOFR margin rate and the alternate base rate margin rate are updated based on the quarterly average undrawn availability of the applicable line of credit. The calculation of the availability under the PNC Lines of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreements, taking into account the balances of receivables, inventory and letters of credit, among other things. As of March 31, 2026, an aggregate of $8.5 million of letters of credit was outstanding under the PNC Credit Agreements.

Financing Agreements with M&T Bank

GPM had a financing arrangement with M&T Bank (the “M&T Credit Agreement”) that provides a line of credit for up to $45.0 million to purchase equipment, which may be borrowed in tranches, as well as real estate loans (the “M&T Term Loans”).

Each additional equipment loan tranche will have a term of up to five years after the date of the applicable tranche’s issuance, payable in equal monthly payments of principal plus interest of, at GPM’s discretion, either a fixed rate based on M&T Bank’s five-year cost of funds as of the applicable date of each tranche plus 2.25%, or a floating rate at SOFR plus 2.25%. The M&T Term Loans bear interest at SOFR plus 2.25%, mature in June 2026, November 2028 or May 2030 (depending on the loan) and are payable in monthly installments based on a fifteen-year amortization schedule, with the balance of each loan payable at maturity.

In connection with the consummation of the APC IPO, the M&T Credit Agreement was amended to remove APC’s subsidiaries as borrowers or guarantors thereunder, and APC’s assets that previously served as collateral under the M&T Credit Agreement were released from M&T’s security interest.

In addition, on February 11, 2026, GPM refinanced and consolidated its M&T Term Loans and certain of its borrowing under the equipment line of credit into a term loan with an aggregate principal balance of $73.0 million and a maturity date of February 10, 2031, and $8.3 million aggregate amount borrowed under the equipment line of credit. The equipment line of credit was extended to purchase equipment on or before February 2031. As of March 31, 2026, $72.6 million of the M&T Term Loans was outstanding, $8.1 million of the equipment line of credit was outstanding and $36.9 million remained available under the equipment line of credit.

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

On January 13, 2026, GPMP entered into an amendment to the Capital One Line of Credit, and during the quarter ended March 31, 2026, $206.7 million of the net proceeds from the APC IPO were used to repay the indebtedness under the Capital One Line of Credit. Additionally, GPMP entered into certain pledge and security agreements whereby the Capital One Line of Credit is secured by GPM Empire LLC’s interest in, and proceeds from, APC’s agreements with the Company and APC’s fuel supply agreements with certain of its fuel supply partners and a pledge of APC’s equity interests in GPMP.

The Capital One Line of Credit matures on May 5, 2028. As of March 31, 2026, $174.1 million was drawn on the Capital One Line of Credit, an aggregate of $0.5 million of letters of credit was outstanding under the Capital One Line of Credit and $625.4 million was available thereunder.

Additionally, the Capital One Line of Credit limits GPMP’s ability to pay dividends to APC to the extent of its available cash, which is generally the amount of cash and cash equivalents of GPMP and its subsidiaries less certain cash reserves, as determined by GPM Petroleum GP, LLC, GPMP’s general partner.

Critical Accounting Estimates

During the three months ended March 31, 2026, the Company no longer considers the impairment of goodwill to be a critical accounting estimate due to both of the reporting units’ fair values to which the goodwill was attributed now materially exceeding their respective carrying amounts, reducing sensitivity to key assumptions.

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

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The Senior Notes bear a fixed interest rate, therefore, an increase or decrease in prevailing interest rates has no impact on our debt service for the Senior Notes. As of March 31, 2026, the interest rate on our Capital One Line of Credit was 6.0%, and the interest rate on our M&T Term Loans and M&T equipment loans was 5.9%. As of March 31, 2025, the interest rate on our

Capital One Line of Credit was 7.2%, the interest rate on our M&T Term Loans was 7.3% and the interest rate on the variable portion of our M&T equipment loans was 7.1% (approximately $11.7 million of the total loan). As of March 31, 2026, approximately 36.0% of our debt bore interest at variable rates. Based on the outstanding balances as of March 31, 2026, if our applicable interest rates each increase by 1%, then our debt service on an annual basis would increase by approximately $2.6 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes to the Company’s Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the calendar quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the description of legal proceedings as set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 1A. Risk Factors

During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our share repurchase activity for the quarter ended March 31, 2026 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 to January 31, 2026	—	$—	—	$—
February 1, 2026 to February 28, 2026	—	—	—	—
March 1, 2026 to March 31, 2026 (1)	669,217	6.41	669,217	—
Total	669,217	$6.41	669,217	$—

(1)
Shares repurchased in connection with the net settlement of shares issued as a result of the vesting of restricted stock units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Plans

On March 19, 2026, Arie Kotler, Chairman of the Board, President and Chief Executive Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “10b5-1 trading plan”) under the Exchange Act of 1934, as amended (the “Exchange Act”). This 10b5-1 trading plan provides for the potential sale of up to 711,851 shares. Pursuant to its terms, the duration of this 10b5-1 trading plan extends until the earlier of (i) June 18, 2027 and (ii) the date on which all transactions under such plan are completed. As of May 5, 2026, Arie Kotler beneficially owned 23,068,144 shares.

On March 3, 2026, Maury Bricks, General Counsel, adopted a 10b5-1 trading plan under the Exchange Act, which provides for the potential sale of up to 75,000 shares. Pursuant to its terms, the duration of this 10b5-1 trading plan extends until the earlier of (i) May 28, 2027 and (ii) the date on which all transactions under such plan are completed.

Item 6. Exhibits

Exhibit 10.1+

Ninth Amendment to Third Amended, Restated and Consolidated Revolving Credit and Security Agreement, dated February 13, 2026, by and among GPM Investments, LLC, and the other borrowers party thereto and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on February 18, 2026).

Exhibit 10.2+

Fourth Amended and Restated Credit Agreement, dated February 11, 2026, by and between GPM Investments, LLC and M&T Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on February 18, 2026).

Exhibit 10.3+

Amended and Restated Revolving Credit and Security Agreement, dated February 13, 2026, by and among GPM Empire, LLC, and the other borrowers party thereto and PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on February 18, 2026).

Exhibit 10.4+

Second Amendment to Second Amended and Restated Credit Agreement, dated as of January 13, 2026, by and among GPM Petroleum LP, the guarantors party thereto, Capital One, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K, filed on February 25, 2026).

Exhibit 10.5++

ARKO Petroleum Corp. 2026 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to ARKO Petroleum Corp.’s registration statement on Form S-1 (File No. 333-292265) filed on February 6, 2026).

Exhibit 31.1*

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2026.

Exhibit 31.2*

Certification by Galagher Jeff, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2026.

Exhibit 32.1**

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2026.

Exhibit 32.2**

Certification Galagher Jeff, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2026.

101

The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

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

++ Indicates management contract or compensatory plan arrangement.

# Portions of this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish a copy of all omitted schedules and exhibits to the SEC upon its request.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2026		ARKO Corp.

	By:	/s/ Galagher Jeff
	Name:	Galagher Jeff
	Title:	Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial and Accounting Officer)