Form 10-Q
period 2026-06-30
ARKO Corp.
filed 2026-08-07
CIK 1823794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the registrant had 112,185,721 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

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
•
our ability to effectively realize the strategic and financial benefits expected as a result of the initial public offering of a minority interest in our subsidiary, ARKO Petroleum Corp., the primary operating entity for our wholesale, fleet fueling and GPMP segments;
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
•
the potential negative impact on our financial condition and results of operations if we fail to achieve the benefits that we expect to realize as a result of our business acquisitions;
•
liabilities of the businesses that we acquire that are not known to us;
•
the Russia-Ukraine War, Israel-Hamas War, the ongoing conflict involving Iran, Israel and the United States, events occurring in response thereto and any expansion of hostilities;
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

Item 1. Financial Statements

ARKO Corp.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$245,556	$305,004
Restricted cash	15,012	18,710
Short-term investments	8,166	6,465
Trade receivables, net	151,070	87,331
Inventory	208,475	190,707
Other current assets	116,237	109,520
Total current assets	744,516	717,737
Non-current assets:
Property and equipment, net	759,328	739,570
Right-of-use assets under operating leases	1,336,883	1,340,450
Right-of-use assets under financing leases, net	132,959	144,601
Goodwill	299,973	299,973
Intangible assets, net	148,897	160,136
Equity investment	132	3,117
Deferred tax asset	63,549	62,625
Other non-current assets	70,738	66,603
Total assets	$3,556,975	$3,534,812
Liabilities
Current liabilities:
Long-term debt, current portion	$16,014	$36,676
Accounts payable	198,850	156,616
Other current liabilities	162,346	148,340
Operating leases, current portion	80,504	78,162
Financing leases, current portion	6,445	13,239
Total current liabilities	464,159	433,033
Non-current liabilities:
Long-term debt, net	658,498	875,469
Asset retirement obligation	89,815	89,304
Operating leases	1,376,279	1,374,101
Financing leases	196,462	199,691
Other non-current liabilities	200,970	195,975
Total liabilities	2,986,183	3,167,573
Commitments and contingencies - see Note 12
Series A redeemable preferred stock (no par value) - authorized: 1,000,000 shares; issued and outstanding: 1,000,000 and 1,000,000 shares, respectively; redemption value: $100,000 and $100,000, in the aggregate, respectively	100,000	100,000
Stockholders' equity:
Common stock (par value $0.0001) - authorized: 400,000,000 shares; issued: 133,848,601 and 131,853,614 shares, respectively; outstanding: 112,185,721 and 110,860,618 shares, respectively	11	11
Treasury stock, at cost - 21,662,880 and 20,992,996 shares, respectively	(138,586)	(134,293)
Additional paid-in capital	441,107	291,853
Accumulated other comprehensive income	9,119	9,119
Retained earnings	90,441	100,549
Total stockholders' equity	402,092	267,239
Non-controlling interests	68,700	—
Total equity	470,792	267,239
Total liabilities, redeemable preferred stock and equity	$3,556,975	$3,534,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Fuel revenue [1]	$1,965,918	$1,568,974	$3,400,576	$3,016,458
Merchandise revenue	347,428	400,126	652,838	754,611
Other revenues, net	33,197	29,851	64,995	57,355
Total revenues	2,346,543	1,998,951	4,118,409	3,828,424
Operating expenses:
Fuel costs [1]	1,822,011	1,417,078	3,122,781	2,742,702
Merchandise costs	226,922	265,641	428,822	502,556
Site operating expenses	188,441	202,453	371,188	402,434
General and administrative expenses	43,721	40,742	83,719	82,355
Depreciation and amortization	32,170	33,602	64,541	68,489
Total operating expenses	2,313,265	1,959,516	4,071,051	3,798,536
Other expenses (income), net	2,898	(17,255)	6,941	(15,038)
Operating income	30,380	56,690	40,417	44,926
Interest and other financial income	5,767	3,703	8,334	13,057
Interest and other financial expenses	(19,778)	(23,221)	(40,490)	(46,426)
Income before income taxes	16,369	37,172	8,261	11,557
Income tax expense	(6,939)	(17,100)	(4,443)	(4,178)
Income from equity investment	2	26	21	47
Net income	9,432	20,098	3,839	7,426
Less: Net income attributable to non-controlling interests	3,317	—	4,365	—
Net income (loss) attributable to ARKO Corp.	$6,115	$20,098	$(526)	$7,426
Series A redeemable preferred stock dividends	(1,433)	(1,433)	(2,851)	(2,851)
Net income (loss) attributable to common stockholders	$4,682	$18,665	$(3,377)	$4,575
Net income (loss) per share attributable to common stockholders – basic	$0.04	$0.16	$(0.03)	$0.04
Net income (loss) per share attributable to common stockholders – diluted	$0.04	$0.16	$(0.03)	$0.04
Weighted average shares outstanding:
Basic	112,186	114,012	111,760	114,945
Diluted	115,882	115,411	111,760	115,645
Supplemental information:
[1] Includes excise tax of:	$247,285	$281,162	$491,224	$541,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Changes in Equity

(Unaudited, in thousands, except share data)

	Common Stock		Treasury	Additional	Accumulated Other	Retained	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	Earnings	Stockholders' Equity	Controlling Interests	Total Equity
Balance at April 1, 2025	115,437,127	$12	$(113,514)	$280,017	$9,119	$79,592	$255,226	$—	$255,226
Share-based compensation	—	—	—	3,658	—	—	3,658	—	3,658
Dividends on redeemable preferred stock	—	—	—	—	—	(1,433)	(1,433)	—	(1,433)
Dividends declared (3 cents per share)	—	—	—	—	—	(3,415)	(3,415)	—	(3,415)
Common stock repurchased	(2,227,074)	—	(9,299)	—	—	—	(9,299)	—	(9,299)
Vesting and settlement of restricted share units	102,249	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	20,098	20,098	—	20,098
Balance at June 30, 2025	113,312,302	$12	$(122,813)	$283,675	$9,119	$94,842	$264,835	$—	$264,835

Balance at April 1, 2026	112,183,702	$11	$(138,584)	$435,736	$9,119	$89,124	$395,406	$64,653	$460,059
Share-based compensation	—	—	—	5,371	—	—	5,371	730	6,101
Dividends declared to non-controlling interests	—	—	—	—	—	—	—	—	—
Dividends on redeemable preferred stock	—	—	—	—	—	(1,433)	(1,433)	—	(1,433)
Dividends declared (3 cents per share)	—	—	—	—	—	(3,365)	(3,365)	—	(3,365)
Common stock repurchased	(667)	—	(2)	—	—	—	(2)	—	(2)
Vesting and settlement of restricted share units	2,686	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	6,115	6,115	3,317	9,432
Balance at June 30, 2026	112,185,721	$11	$(138,586)	$441,107	$9,119	$90,441	$402,092	$68,700	$470,792

	Common Stock		Treasury	Additional	Accumulated Other	Retained	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	Earnings	Stockholders' Equity	Controlling Interests	Total Equity
Balance at January 1, 2025	115,771,318	$12	$(106,123)	$276,681	$9,119	$97,177	$276,866	$—	$276,866
Share-based compensation	—	—	—	6,994	—	—	6,994	—	6,994
Dividends on redeemable preferred stock	—	—	—	—	—	(2,851)	(2,851)	—	(2,851)
Dividends declared (6 cents per share)	—	—	—	—	—	(6,910)	(6,910)	—	(6,910)
Common stock repurchased	(4,002,661)	—	(16,690)	—	—	—	(16,690)	—	(16,690)
Vesting and settlement of restricted share units	1,543,645	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	7,426	7,426	—	7,426
Balance at June 30, 2025	113,312,302	$12	$(122,813)	$283,675	$9,119	$94,842	$264,835	$—	$264,835

Balance at January 1, 2026	110,860,618	$11	$(134,293)	$291,853	$9,119	$100,549	$267,239	$—	$267,239
Share-based compensation	—	—	—	9,289	—	—	9,289	793	10,082
Issuance of common stock in APC IPO, net of $19.5 million underwriting discounts and commissions and offering costs (see Note 3)	—	—	—	139,965	—		139,965	66,810	206,775
Dividends declared to non-controlling interests	—	—	—	—	—	—	—	(3,268)	(3,268)
Dividends on redeemable preferred stock	—	—	—	—	—	(2,851)	(2,851)	—	(2,851)
Dividends declared (6 cents per share)	—	—	—	—	—	(6,731)	(6,731)	—	(6,731)
Common stock repurchased	(669,884)	—	(4,293)	—	—	—	(4,293)	—	(4,293)
Vesting and settlement of restricted share units	1,994,987	—	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	—	(526)	(526)	4,365	3,839
Balance at June 30, 2026	112,185,721	$11	$(138,586)	$441,107	$9,119	$90,441	$402,092	$68,700	$470,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$3,839	$7,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,541	68,489
Deferred income taxes	(924)	(441)
Loss on disposal of assets and impairment charges	3,991	4,079
Gain from sale-leaseback	—	(20,777)
Foreign currency gain	(150)	(61)
Amortization of deferred financing costs and debt discount	1,924	1,358
Gain from repurchase of Senior Notes	(2,541)	—
Amortization of deferred income	(9,044)	(8,765)
Accretion of asset retirement obligation	1,171	1,234
Non-cash rent	4,697	6,410
Charges to allowance for credit losses	621	542
Income from equity investment	(21)	(47)
Share-based compensation	10,082	6,994
Fair value adjustment of financial assets and liabilities	1,382	(7,611)
Other operating activities, net	—	(212)
Changes in assets and liabilities:
Increase in trade receivables	(64,360)	(17,055)
(Increase) decrease in inventory	(17,768)	24,035
Increase in other assets	(8,126)	(3,596)
Increase (decrease) in accounts payable	41,201	(77)
Increase in other current liabilities	16,360	16,156
Decrease in asset retirement obligation	(357)	(343)
Increase in non-current liabilities	14,362	20,849
Net cash provided by operating activities	$60,880	$98,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from investing activities:
Purchase of property and equipment	$(63,584)	$(72,739)
Proceeds from sale of property and equipment	2,690	2,276
Dividend received from equity investment	3,231	—
Loans to equity investment, net	—	31
Net cash used in investing activities	(57,663)	(70,432)
Cash flows from financing activities:
Receipt of long-term debt, net	8,741	37,302
Repayment of long-term debt	(219,357)	(12,245)
Repurchase of long-term debt	(35,099)	—
Principal payments on financing leases	(10,028)	(2,811)
Issuance of shares in APC IPO, net of underwriting discounts and commissions	210,426	—
Payment of APC IPO costs	(3,651)	—
Common stock repurchased	(4,503)	(16,591)
Dividends paid to non-controlling interests	(3,268)	—
Dividends paid on common stock	(6,731)	(6,910)
Dividends paid on redeemable preferred stock	(2,851)	(2,851)
Net cash used in financing activities	(66,321)	(4,106)
Net (decrease) increase in cash and cash equivalents and restricted cash	(63,104)	24,049
Effect of exchange rate on cash and cash equivalents and restricted cash	(42)	30
Cash and cash equivalents and restricted cash, beginning of period	323,714	292,408
Cash and cash equivalents and restricted cash, end of period	$260,568	$316,487
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of period	$305,004	$261,758
Restricted cash, beginning of period	18,710	30,650
Cash and cash equivalents and restricted cash, beginning of period	$323,714	$292,408
Cash and cash equivalents, end of period	$245,556	$293,675
Restricted cash, end of period	15,012	22,812
Cash and cash equivalents and restricted cash, end of period	$260,568	$316,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2026	2025
Supplementary cash flow information:
Cash received for interest	$4,456	$4,936
Cash paid for interest	36,260	43,675
Cash paid for taxes, net of refunds	5,940	5,080
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	$6,714	$6,510
Purchases of equipment in accounts payable and accrued expenses	15,433	9,558
Purchase of property and equipment previously leased	7,017	—
Purchase of property and equipment under leases	44,694	44,044
Disposals of leases of property and equipment	1,869	11,376
Extinguishment of financial liability in a sale-leaseback transaction	—	42,430

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

The Company owns 100% of GPM Investments, LLC, a Delaware limited liability company (“GPM”), which was its primary operating entity for all the Company’s reportable segments prior to the consummation of the APC IPO. The Company has four reportable segments: retail, wholesale, fleet fueling, and GPMP. GPM is engaged directly and through fully owned and controlled subsidiaries in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations. Until the APC IPO, GPM was also engaged in wholesale activity, which included the supply of fuel to gas stations operated by third-parties and, in fleet fueling, which included the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites. Since the APC IPO, APC operates the wholesale, fleet fueling, and GPMP segments. As of June 30, 2026, the Company’s activity included the operation of 1,057 retail convenience stores, the supply of fuel to 2,129 gas stations operated by dealers and the operation of 290 cardlock locations, in the District of Columbia and throughout more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

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

Interim Financial Statements

The accompanying condensed consolidated financial statements (“interim financial statements”) as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are unaudited and have been prepared in accordance with U.S. GAAP for interim financial information and Regulation S-X set forth by the Securities and Exchange Commission (the “SEC”) for interim reporting. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying interim financial statements. However, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Therefore, the interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “annual financial statements”).

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

Use of Estimates

In the preparation of interim financial statements, management may make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include lease liabilities; impairment of intangible, right-of-use and fixed assets; environmental assets and liabilities; deferred tax assets; and asset retirement obligations.

Non-controlling Interest

These interim financial statements reflect the application of ASC 810, Consolidation, which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within stockholders’ equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the non-controlling interest to be clearly identified and presented on the face of the consolidated statements of operations, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.

Following the APC IPO, a non-controlling interest has been recorded for the interest owned in APC by the holders of APC’s Class A common stock.

Trade Receivables

The majority of trade receivables are typically from dealers, fleet fueling customers, customer credit accounts and credit card companies in the ordinary course of business. Balances due in respect of credit cards processed through the Company’s fuel suppliers and other providers are collected within two to three days depending upon the day of the week, and time of day, of the purchase. Receivables from dealers and customer credit accounts are typically due within one to 30 days and are stated as amounts due. Accounts that are outstanding longer than the payment terms are considered past due. At each balance sheet date, the Company recognizes a loss allowance for expected credit losses on trade receivables. As of June 30, 2026, June 30, 2025, December 31, 2025 and December 31, 2024, net trade receivables totaled $151.1 million, $112.3 million, $87.3 million and $95.8 million, respectively.

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

An asset is recognized related to the costs incurred to obtain a contract (e.g. sales commissions) if the costs are specifically identifiable to a contract, the costs will result in enhancing resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. These capitalized costs were $9.0 million, $7.4 million, $8.2 million and $6.7 million as of June 30, 2026, June 30, 2025, December 31, 2025 and December 31, 2024, respectively, were recorded as a part of other current assets and other non-current assets on the condensed consolidated balance sheets and were amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. Amortization expense for the three and six months ended June 30, 2026 and 2025 was $0.7 million, $0.5 million, $1.2 million and $0.9 million, respectively, and was included in fuel costs on the condensed consolidated statements of operations. The Company expenses the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

The Company recognizes a contract asset when making upfront incentive payments to dealers. Certain of the upfront consideration represents a prepaid incentive, as these payments are not made for distinct services provided by the dealer. Others represent payments for equipment installed at a dealer location. The prepaid incentives were $56.6 million, $47.7 million, $51.8 million and $43.8 million as of June 30, 2026, June 30, 2025, December 31, 2025 and December 31, 2024, respectively, and were recorded as a part of other current assets and other non-current assets on the condensed consolidated balance sheets and were amortized as a reduction of revenue over the term of the specific agreement. Amortization expense for the three and six months ended June 30, 2026 and 2025 was $2.2 million, $1.6 million, $4.2 million and $3.0 million, respectively.

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

Earnings Per Share

Basic earnings per share are calculated in accordance with ASC 260, Earnings Per Share, by dividing net income (loss) attributable to the Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated, if applicable, by adjusting net income (loss) attributable to the Company and the weighted average number of common shares, taking into effect all potential dilutive common shares.

The Company consolidates APC which has outstanding APC RSUs and APC PSUs (both as defined in Note 8) that may be settled in shares of APC’s common stock. In computing diluted earnings per share, the Company reflects the dilutive effect of such APC RSUs and APC PSUs using the treasury stock method, when dilutive. The assumed settlement of the APC RSUs and APC PSUs increases APC’s outstanding Class A common shares and results in a greater allocation of APC’s net income to non-controlling interests. Accordingly, the numerator used in calculating diluted earnings per share is adjusted to reflect the reduced amount of net income attributable to the Company’s common stockholders. No adjustment is made to the denominator because the assumed settlement of the APC RSUs and APC PSUs do not result in the issuance of additional shares of the Company’s common stock.

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

Derivatives and Hedging – In December 2024, the FASB issued ASU 2024-05, Derivatives and Hedging (Topic 815): Improvements to Hedge Accounting and Disclosure Requirements, which enhances transparency around an entity’s hedging activities. The standard expands existing disclosure requirements related to an entity’s risk management objectives and strategies for undertaking hedging activities, the effects of hedging instruments on the financial statements, and the presentation of gains and losses associated with derivatives and hedged items. In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and

Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which is expected to reduce the cost and complexity of evaluating certain contracts for derivative accounting, better portray the economics of those contracts in the financial statements, reduce diversity in practice related to derivative accounting, and clarify the applicability of Topic 606 to share-based noncash consideration from a customer. Both ASUs are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. ASU 2024-05 requires prospective application, while ASU 2025-07 may be applied prospectively or on a modified retrospective basis. The Company is currently evaluating the impact that adoption of these standards, including early adoption of ASU 2025-07, will have on its financial statements and related disclosures.

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

In connection with the closing of the APC IPO, the Company completed a series of transactions whereby the Company (i) transferred certain real estate and equipment assets to APC, along with assigning, leasing or subleasing the leasehold interest in certain properties, (ii) contributed all of the issued and outstanding equity interests in certain subsidiaries to APC, and (iii) entered into, or amended, various agreements, including agreements pursuant to which the GPMP segment will continue to be the exclusive supplier of fuel to substantially all of the Company’s retail sites. Additionally, in connection with such transactions, certain of the contributed subsidiaries transferred to GPM certain real estate assets related to the retail segment and APC entered into certain subleases, as the sublessee, and master leases, as cotenant or a sublessee, with GPM for the sites on which APC operates.

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

Dividends

APC currently intends to pay a regular quarterly cash dividend of $0.50 per share to holders of its common stock, or $2.00 per share on an annualized basis. APC’s board of directors (the “APC Board”) will determine the amount, timing, and payment of any dividend in its sole discretion, taking into account discretionary cash flow, reserves for working capital and investment capital expenditures, debt service, the prudent conduct of APC’s business, and other factors it deems relevant. APC’s objective is to pay to its common stockholders a consistent and growing cash dividend that is sustainable on a long-term basis. Cash dividends paid in respect of Class A common stock will also be paid in respect of Class B common stock. As a result, dividends paid on APC’s common stock will be received on a pro rata basis by holders of its Class A common stock and holders of Class B common stock, which Class B common stock is held indirectly by the Company. The APC Board declared a quarterly pro-rated dividend of $0.26 per share of common stock that was paid on April 21, 2026. There can be no assurance that APC will continue to pay such dividends or the amounts of such dividends.

The APC Board declared a quarterly dividend of $0.50 per share of common stock, to be paid on August 28, 2026 to stockholders of record as of August 18, 2026.

4. Debt

The components of debt were as follows:

June 30, 2026	December 31, 2025

	(in thousands)
Senior Notes	$408,948	$446,137
M&T debt	88,746	84,285
Capital One Line of Credit	169,858	377,406
Insurance premium notes	6,960	4,317
Total debt, net	$674,512	$912,145
Less current portion	(16,014)	(36,676)
Total long-term debt, net	$658,498	$875,469

Senior Notes

In 2021, the Company issued $450 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”). During the six months ended June 30, 2026, the Company repurchased $37.9 million aggregate principal amount of the Senior Notes for approximately $35.1 million excluding accrued interest paid of approximately $0.2 million, resulting in a gain of approximately $2.5 million recorded in interest and other financial income on the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

Financing Agreement with PNC Bank, National Association (“PNC”)

In connection with the consummation of the APC IPO, GPM’s financing arrangement with PNC, that provided a line of credit for purposes of financing working capital, was separated into two distinct credit facilities. The GPM facility, to which certain of GPM’s subsidiaries are also parties (as amended, the “PNC Credit Agreement”), was amended and restated to, among other things, remove APC’s subsidiaries as co-borrowers, reduce the principal amount available thereunder from $140 million to $56 million (the “GPM Line of Credit”), and extend the maturity date from December 22, 2027, to the earliest of: (i) February 13, 2031, (ii) the date that is six months prior to the maturity date of the Senior Notes (as defined in Note 10), or any permitted refinancing thereof, subject to certain conditions, and (iii) the date that is six months prior to the maturity date of the Capital One Line of Credit (as defined below). Concurrently, APC and certain of APC’s subsidiaries entered into a separate amended and restated credit agreement with PNC providing for a secured revolving credit facility (the “APC Line of Credit”) with substantially similar terms as those under the PNC Credit Agreement; provided that the aggregate principal amount available thereunder is up to $84 million.

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

In addition, on February 11, 2026, GPM refinanced and consolidated its real estate loans and certain of its borrowing under the equipment line of credit under the M&T Credit Agreement into a term loan with an aggregate principal balance of $73.0 million (the “M&T Term Loans”) and a maturity date of February 10, 2031, and $8.3 million aggregate amount borrowed under the equipment line of credit. The equipment line of credit for up to $45.0 million was extended to purchase equipment on or before February 2031. As of June 30, 2026, $29.6 million remained available under the equipment line of credit.

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

On January 13, 2026, GPMP entered into an amendment to the Capital One Line of Credit, and APC used $206.7 million of the net proceeds from the APC IPO to repay indebtedness outstanding under the Capital One Line of Credit. APC and certain of its subsidiaries entered into certain pledge and security agreements whereby the Capital One Line of Credit is secured by GPM Empire LLC’s (“GPME”) interest in, and proceeds from, APC’s agreements with the Company and APC’s fuel supply agreements with certain of its fuel supply partners and a pledge of APC’s equity interests in GPMP.

In July 2026, GPMP drew an additional $4.0 million on the Capital One Line of Credit to purchase real estate at certain dealer locations.

5. Leases

Lessee

As of June 30, 2026, the Company leased 860 of its retail stores, 557 dealer locations, 155 cardlock locations, former store locations, and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years. Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges and fuel dispensers.

The components of lease cost recorded on the condensed consolidated statements of operations were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$2,358	$2,393	$4,819	$4,904
Interest on lease liabilities	3,965	4,127	7,992	8,394
Operating lease costs included in site operating expenses	48,609	48,139	96,881	96,096
Operating lease costs included in general and administrative expenses	456	482	944	1,015
Lease cost related to variable lease payments, short-term leases and leases of low value assets	309	535	859	1,135
Right-of-use asset impairment charges and loss (gain) on disposals of leases	1,758	1,173	2,772	1,858
Total lease costs	$57,455	$56,849	$114,267	$113,402

Lessor

The Company leases and subleases owned and leased properties to dealers and other tenants and subtenants which are accounted for as operating or sales-type leases. The majority of leases and subleases are for periods of up to 10 years, which may be a fixed period or a shorter period with an option or series of renewal options, and in certain cases with additional renewal options past such 10-year period. Some of the lease agreements include lease payments which are based upon the tenant’s or subtenant’s sales subject to fixed minimum lease payments. At the time that an agreement is entered into, the dealers and other tenants and subtenants often post a security deposit as collateral. Total operating lease income was approximately $16.9 million, $12.2 million, $33.5 million and $23.2 million for the three and six months ended June 30, 2026 and 2025, respectively. Lease income is included in other revenues, net, in the condensed consolidated statements of operations.

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

As of June 30, 2026 and December 31, 2025, the Company had fuel futures contracts to hedge approximately 3.3 million and 2.4 million gallons, respectively, of diesel fuel for which the Company had a firm commitment to purchase. As of June 30, 2026 and December 31, 2025, the Company had an asset derivative with a fair value of approximately $0.3 million and $0.1 million, respectively, recorded in other current assets, and a firm commitment with a fair value of approximately $0.3 million and $0.1 million, respectively, recorded in other current liabilities on the condensed consolidated balance sheets.

As of June 30, 2026 and December 31, 2025, there was no cash collateral provided to counterparties that was classified as restricted cash on the condensed consolidated balance sheets. All cash flows associated with purchasing and selling fuel derivative instruments are classified as other operating activities, net in the condensed consolidated statements of cash flows.

7. Equity

Dividends

The Company’s board of directors (the “Board”) declared, and the Company paid, dividends of $0.03 per share of common stock on each of March 20, 2026 and May 29, 2026, totaling $6.7 million for the six months ended June 30, 2026. The amount and timing of dividends payable on shares of common stock are within the sole discretion of the Board, which will evaluate dividend payments within the context of the Company’s overall capital allocation strategy on an ongoing basis, giving consideration to its current and forecasted earnings, financial condition, cash requirements and other factors. As a result of the aggregate amount of dividends paid on the common stock through June 30, 2026, the conversion price of the Company’s Series A convertible preferred stock has been adjusted from $12.00 to $11.49 per share, as were the threshold share prices in the Additional Deferred Shares agreement (as defined in Note 10).

The Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on August 31, 2026 to stockholders of record as of August 20, 2026.

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

Additionally, non-employee directors receive an annual RSU grant and may receive RSUs in lieu of up to 100% of his or her cash fees. These RSUs vest immediately, will be settled in common stock upon the director’s departure from the Board or upon an earlier change in control of the Company, and for grants on or after June 2026, RSUs are entitled to dividend equivalent rights relating to dividends declared and paid on common stock.

Stock Options

During the six months ended June 30, 2026, 136 thousand stock options vested. There was no other activity related to stock options during the six months ended June 30, 2026. As of June 30, 2026, all issued stock options had vested and there was no unrecognized compensation cost.

Restricted Stock Units and Performance-based Restricted Stock Units

The following table summarizes share activity related to RSUs and performance-based RSUs (“PSUs”):

	RSUs and PSUs	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested RSUs and PSUs, December 31, 2025	5,945	$5.40
Granted	3,531	6.42
Released	(2,144)	6.89
Forfeited	(57)	6.30
Performance-based shares and written put option adjustment	(16)	5.03
Nonvested RSUs and PSUs, June 30, 2026	7,259	$5.47

During the six months ended June 30, 2026, 149 thousand RSUs were issued to non-employee directors. These awards are included in the table above under RSUs as both granted and released units. There were 579 thousand and 430 thousand RSUs issued to non-employee directors outstanding as of June 30, 2026 and December 31, 2025, respectively.

During the six months ended June 30, 2026, the Company granted 1.5 million PSUs, which, subject to achieving certain performance criteria, could result in the issuance of a number of shares of common stock equal to up to 150% of the number of PSUs granted. The PSUs were awarded to certain employees and cliff vest at the end of a one or three-year period, subject to the achievement of specific performance criteria measured over such period. The number of PSUs that will ultimately vest is contingent upon the recipient continuing to be in the continuous service of the Company and related entities through the last day of the performance period or the applicable vesting date and a certification by the Compensation Committee that the applicable performance criteria have been met.

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

The fair value of RSUs and PSUs released during the six months ended June 30, 2026 was $13.8 million.

As of June 30, 2026, total unrecognized compensation cost related to RSUs and PSUs was approximately $26.2 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.

ARKO Petroleum Corp. Incentive Compensation Plan

APC adopted the ARKO Petroleum Corp. 2026 Incentive Compensation Plan immediately prior to the APC IPO. Under such plan, the compensation committee of the APC Board has approved the grant of RSUs (the “APC RSUs”) and performance-based RSUs of APC (the “APC PSUs”) to certain employees of APC and to certain of the Company’s employees who are not employed by APC but, on behalf of the Company, provide management services to APC. Vesting periods are assigned to APC PSUs on a grant-by-grant basis at the discretion of the APC Board and except in certain limited situations, all awards are subject to a minimum vesting period of one year. APC will issue new shares of its Class A common stock upon vesting of the APC PSUs.

Additionally, non-employee directors serving on the APC Board receive an annual APC RSU grant and may receive APC RSUs in lieu of up to 100% of his or her cash fees, which vest immediately, are entitled to dividend equivalent rights relating to dividends declared on APC’s common stock, and will be settled in shares of Class A common stock of APC upon the director’s departure from the APC Board or upon an earlier change in control of APC.

The following table summarizes share activity related to APC RSUs and APC PSUs:

	APC RSUs and APC PSUs	Weighted Average Grant Date Fair Value per Share (1)
	(in thousands)
Nonvested APC RSUs and APC PSUs, December 31, 2025	—	$—
Granted	218	18.49
Released	(32)	18.19
Forfeited	(7)	18.72
Performance-based share adjustment	(100)	18.36
Nonvested APC RSUs and APC PSUs, June 30, 2026	79	$18.73

(1) Based on grant date fair value of APC Class A common stock

During the six months ended June 30, 2026, 32 thousand APC RSUs were issued to non-employee directors of APC. These awards are included in the table above under APC RSUs as both granted and released units.

During the six months ended June 30, 2026, APC granted approximately 63 thousand APC PSUs to its employees and approximately 123 thousand APC PSUs to the Company’s employees who provide on behalf of the Company services to APC, which, subject to achieving certain performance criteria, could result in the issuance of a number of shares of Class A common stock of APC equal to up to 150% of the number of APC PSUs granted. The APC PSUs were awarded to certain employees and cliff vest at the end of a one or three-year period, subject to the achievement of specific performance criteria measured over such period. The number of APC PSUs that will ultimately vest is contingent upon the recipient continuing to be in the continuous service of APC or the Company and related entities through the last day of the performance period or the applicable vesting date and a certification by the compensation committee of the APC Board that the applicable performance criteria have been met.

APC’s management assesses the probability of achieving the performance criteria on a quarterly basis, and the compensation committee of the APC Board determines whether the performance criteria were satisfied, and certifies the award’s vesting percentage, if any, during the fiscal quarter following the end of the applicable performance period.

The fair value of APC RSUs released during the six months ended June 30, 2026 was $0.6 million.

As of June 30, 2026, total unrecognized compensation cost related to APC PSUs was approximately $1.3 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Share-Based Compensation Cost

Total share-based compensation cost recorded for employees and members of the Board for the three and six months ended June 30, 2026 and 2025 was $6.1 million, $3.7 million, $10.1 million and $7.0 million, respectively, and has been included in general and administrative expenses in the condensed consolidated statements of operations.

9. Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income	$9,432	$20,098	$3,839	$7,426
Net income attributable to non-controlling interests	(3,317)	—	(4,365)	—
Dividends on redeemable preferred stock	(1,433)	(1,433)	(2,851)	(2,851)
Net income (loss) attributable to common stockholders	$4,682	$18,665	$(3,377)	$4,575
Adjustment for assumed settlement of APC RSUs and APC PSUs (1)	(6)	—	—	—
Net income (loss) attributable to common stockholders — Diluted	$4,676	$18,665	$(3,377)	$4,575

Weighted average common shares outstanding — Basic	112,186	114,012	111,760	114,945
Effect of dilutive securities:
RSUs and PSUs	3,696	1,399	—	700
Weighted average common shares outstanding — Diluted	115,882	115,411	111,760	115,645
Net income (loss) per share attributable to common stockholders — Basic	$0.04	$0.16	$(0.03)	$0.04
Net income (loss) per share attributable to common stockholders — Diluted	$0.04	$0.16	$(0.03)	$0.04

(1)
The adjustment represents the increase in net income attributable to non-controlling interests resulting from the assumed settlement of dilutive APC RSUs and APC PSUs outstanding.

The following potential shares of common stock have been excluded from the computation of diluted net income per share because their effect would have been antidilutive:

	As of June 30,
	2026	2025
	(in thousands)
Stock options	1,306	1,306
Series A redeemable preferred stock	8,703	8,613
Public and Private warrants	—	17,333
Ares warrants	—	1,100

The effect of the potential shares of common stock issuable upon vesting of the RSUs and PSUs was antidilutive for the six months ended June 30, 2026, and such shares were excluded from the computation of diluted net loss per share.

10. Fair Value Measurements and Financial Instruments

The fair value of cash and cash equivalents, restricted cash, short-term investments, trade receivables, accounts payable and other current liabilities approximated their carrying values as of June 30, 2026 and December 31, 2025 primarily due to the short-term maturity of these instruments. On October 21, 2021, the Company completed a private offering of $450 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”). Based on market trades of the Senior Notes close to June 30, 2026 and December 31, 2025 (Level 1 fair value measurement), the fair value of the Senior Notes was estimated at approximately $381.2 million and $387.4 million, respectively, compared to a gross carrying value of $412 million and $450 million at June 30, 2026 and December 31, 2025, respectively. The fair value of the other long-term debt approximated their respective carrying values as of June 30, 2026 and December 31, 2025 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of fuel futures contracts was determined using NYMEX quoted values.

Until their expiration on December 22, 2025, the public warrants to purchase the Company’s common stock (the “Public Warrants”) were measured at fair value at the end of each reporting period. The fair value methodology for the Public Warrants had been categorized as Level 1. Approximately $0.7 million and $6.5 million were recorded as a component of interest and other financial income on the condensed consolidated statements of operations for the change in the fair value of the Public Warrants for the three and six months ended June 30, 2025, respectively.

Until their expiration on December 22, 2025, the private warrants to purchase the Company’s common stock (the “Private Warrants”) were measured at fair value at the end of each reporting period. The fair value methodology for the Private Warrants had been categorized as Level 2 because certain inputs for the valuation methodology were unobservable and significant to the fair value adjustment. The Private Warrants have been recorded at fair value based on a Black-Scholes option pricing model. Approximately $0.1 million and $1.0 million were recorded as a component of interest and other financial income on the condensed consolidated statements of operations for the change in the fair value of the Private Warrants for the three and six months ended June 30, 2025, respectively.

The founders of Haymaker Acquisition Corp. II are entitled to up to 200 thousand shares of common stock to be issued subject to the number of incremental shares of common stock issued to the holders of the Series A redeemable preferred stock not being higher than certain thresholds (the “Additional Deferred Shares”). The Additional Deferred Shares are measured at fair value at the end of each reporting period and amounted to $1.3 million and $0.7 million as of June 30, 2026 and December 31, 2025, respectively. The fair value methodology for the Additional Deferred Shares is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Additional Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

June 30, 2026
Expected term (in years)	0.9
Volatility	59.0%
Risk-free interest rate	4.0%
Stock price	$8.02

For the change in the fair value of the Additional Deferred Shares, $(0.6) million, $(0.04) million, $(0.6) million, $0.3 million were recorded as components of interest and other financial income (expense) on the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, respectively.

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

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended June 30, 2026	(in thousands)
Revenues
Fuel revenue	$866,999	$917,696	$175,343	$—	$5,880	$1,965,918
Merchandise revenue	347,428	—	—	—	—	347,428
Other revenues, net	12,906	16,984	2,905	47	355	33,197
Total revenues from external customers	$1,227,333	$934,680	$178,248	$47	$6,235	$2,346,543
Inter-segment revenues	$—	$405	$—	$1,756,681	$5,895	$1,762,981

Fuel costs	$767,530	$891,375	$158,258	$1,727,800
Merchandise costs	226,922
Salaries and wages	61,106
Credit card fees	22,677	1,826	1,325
Rent	30,331	13,580	2,952
Repairs and maintenance	13,405	1,944	916
Other segment expenses	32,447	1,477	1,510	2,358	11,815
Operating income from segments	$72,915	$24,883	$13,287	$26,570	$315	$137,970
Interest and other financial expenses, net				$(3,679)		$(3,679)
Income from equity investment					$2	$2

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended June 30, 2025	(in thousands)
Revenues
Fuel revenue	$748,103	$696,103	$118,121	$353	$6,294	$1,568,974
Merchandise revenue	400,126	—	—	—	—	400,126
Other revenues, net	14,622	12,501	2,245	191	292	29,851
Total revenues from external customers	$1,162,851	$708,604	$120,366	$544	$6,586	$1,998,951
Inter-segment revenues	$—	$—	$—	$1,258,130	$5,389	$1,263,519

Fuel costs	$640,231	$670,714	$100,353	$1,232,066
Merchandise costs	265,641
Salaries and wages	70,669
Credit card fees	21,384	1,823	1,136
Rent	33,383	9,451	2,845
Repairs and maintenance	14,854	1,277	1,255
Other segment expenses	36,319	2,097	1,698	2,660	12,125
Operating income (loss) from segments	$80,370	$23,242	$13,079	$23,948	$(150)	$140,489
Interest and other financial expenses, net				$(7,797)		$(7,797)
Income from equity investment					$26	$26

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Six Months Ended June 30, 2026	(in thousands)
Revenues
Fuel revenue	$1,494,059	$1,591,551	$302,642	$—	$12,324	$3,400,576
Merchandise revenue	652,838	—	—	—	—	652,838
Other revenues, net	25,602	33,514	5,146	218	515	64,995
Total revenues from external customers	$2,172,499	$1,625,065	$307,788	$218	$12,839	$4,118,409
Inter-segment revenues	$—	$929	$—	$2,995,130	$10,980	$3,007,039

Fuel costs	$1,301,324	$1,542,339	$268,812	$2,938,482
Merchandise costs	428,822
Salaries and wages	122,321
Credit card fees	40,631	3,348	2,735
Rent	61,479	26,532	5,924
Repairs and maintenance	26,820	3,211	1,906
Other segment expenses	64,588	2,669	3,169	4,680	23,360
Operating income from segments	$126,514	$47,895	$25,242	$52,186	$459	$252,296
Interest and other financial expenses, net				$(9,200)		$(9,200)
Income from equity investment					$21	$21

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Six Months Ended June 30, 2025	(in thousands)
Revenues
Fuel revenue	$1,438,789	$1,326,163	$236,527	$849	$14,130	$3,016,458
Merchandise revenue	754,611	—	—	—	—	754,611
Other revenues, net	29,169	22,853	4,363	346	624	57,355
Total revenues from external customers	$2,222,569	$1,349,016	$240,890	$1,195	$14,754	$3,828,424
Inter-segment revenues	$—	$—	$—	$2,427,346	$10,474	$2,437,820

Fuel costs	$1,245,644	$1,280,727	$203,457	$2,377,339
Merchandise costs	502,556
Salaries and wages	142,337
Credit card fees	40,800	3,492	2,181
Rent	67,221	18,107	5,699
Repairs and maintenance	30,513	2,268	2,173
Other segment expenses	72,977	2,550	3,309	5,328	25,210
Operating income from segments	$120,521	$41,872	$24,071	$45,874	$18	$232,356
Interest and other financial expenses, net				$(15,275)		$(15,275)
Income from equity investment					$47	$47

A reconciliation of operating income from reportable segments to consolidated income before income taxes on the condensed consolidated statements of operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Operating income from reportable segments	$137,655	$140,639	$251,837	$232,338
All other operating income (loss)	315	(150)	459	18
Intercompany charges by the GPMP segment [1]	(28,881)	(26,421)	(56,648)	(50,858)
Interest and other financial expenses, net	(3,679)	(7,797)	(9,200)	(15,275)
Amounts not allocated to segments:
Site operating expenses	(2,278)	(2,949)	(4,710)	(6,094)
General and administrative expenses	(43,176)	(39,922)	(82,664)	(80,707)
Depreciation and amortization	(30,357)	(31,762)	(60,916)	(64,809)
Other expenses, net	(2,898)	17,255	(6,941)	15,038
Interest and other financial expenses, net	(10,332)	(11,721)	(22,956)	(18,094)
Income before income taxes	$16,369	$37,172	$8,261	$11,557

1 Represents the fixed margin or fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) paid to the GPMP segment for the cost of fuel and recorded by the GPMP segment as inter-segment revenues.

12. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is subject to certain federal and state environmental laws and regulations associated with sites at which it stores and sells fuel and other fuel products, as well as locations owned, leased or where there is a contractual obligation that results in the Company being the tank operator or owner but are operated by dealers. As of June 30, 2026 and December 31, 2025, environmental obligations totaled $10.2 million and $10.6 million, respectively, and were recorded as other current and non-current liabilities on the condensed consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or changes in federal and/or state environmental regulations.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle the Company to be reimbursed for remediation costs. Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $5.9 million and $6.7 million as of June 30, 2026 and December 31, 2025, respectively, and were recorded as other current and non-current assets on the condensed consolidated balance sheets.

Asset Retirement Obligation

As part of the fuel operations at its retail convenience stores and proprietary cardlock locations, at most of the owned and leased dealer locations, at certain other dealer locations and third-party cardlock locations where the Company owns storage tanks or otherwise agreed to be contractually liable for tank maintenance, there are underground, and in certain cases, aboveground, storage tanks for which the Company is responsible. The future cost to remove a storage tank is recognized over the estimated remaining useful life of the storage tank, or if sooner, the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a storage tank is installed. The estimated liability is based upon historical experience in removing storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The Company has recorded an asset retirement obligation of $90.3 million and $89.9 million as of June 30, 2026 and December 31, 2025, respectively. The current portion of the asset retirement obligation is included in other current liabilities on the condensed consolidated balance sheets.

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

14. Subsequent Events

Potential Acquisition

On August 4, 2026, APC entered into an asset purchase agreement (the “Purchase Agreement”) with certain affiliates of U.S. Petroleum Partners, LLC (“USPP”), a vertically integrated fuel supply and distribution platform headquartered in Royal Oak, Michigan and serving customers throughout the Great Lakes region, pursuant to which USPP has agreed to sell to APC substantially all of its assets (the “Acquired Business”), and APC will assume from USPP certain liabilities in respect of the Acquired Business. The Acquired Business includes:

•
The right to supply fuel to more than 400 dealer locations;
•
Two fuel terminals in Novi, Michigan and Toledo, Ohio connected to the Buckeye Pipeline system; and
•
A fleet of more than 50 transportation trucks and trailers.

The total consideration for the transaction at closing as set forth in the Purchase Agreement consists of approximately $205 million in cash plus the value of inventory at closing, and $30 million in APC’s Class A common stock (the “Consideration Shares”), which will be held in escrow until the True-Up Date (as defined below). APC expects to finance the cash consideration through borrowings under its existing lines of credit.

Subject to the Acquired Business achieving certain EBITDA-based financial targets for the 12-month period ending on the 12-month anniversary of the last day of the calendar quarter during which the closing occurs (the “True-Up Date”), some or all of the Consideration Shares, together with dividends payable on the Consideration Shares (the “Earn-Out Payment”) may be payable to USPP. The Earn-Out Payment is subject to adjustments, including in some instances recoupment of up to $5.0 million of the cash consideration payable at closing, if the Acquired Business does not achieve $31.7 million of EBITDA and $2.2 million of EBITDA generated by certain fuel related components, both as defined in the Purchase Agreement. Additionally, the payment to USPP at the True-Up Date may increase (payable in cash or shares of APC Class A Common Stock, at APC’s election), based on the Acquired Business achieving results greater than such financial targets. The Consideration Shares and any shares of APC Class A Common Stock issued in respect of the Earn-Out Payment will be valued based on the daily volume weighted average price of the APC Class A common stock for the ten consecutive trading days immediately preceding the applicable date requiring the issuance thereof.

A portion of the Earn-Out Payment will remain in escrow for a period of 18-months post-closing to satisfy USPP’s indemnification obligations under the Purchase Agreement, if any. Any Consideration Shares, together with all dividends payable on the Consideration Shares, held in escrow and not ultimately payable to USPP in accordance with the Purchase Agreement will be returned to APC.

The Purchase Agreement additionally provides for the payment of consideration to USPP if APC, in its sole discretion and on terms acceptable to APC, pursues and acquires certain businesses identified by USPP, none of which potential acquisitions is currently probable.

Pursuant to the Purchase Agreement, APC has agreed to prepare and file a registration statement with the SEC, registering for resale by USPP shares of APC Class A common stock issued to USPP under the Purchase Agreement.

The closing of the transaction is subject to fulfillment of customary closing conditions, including the absence of legal restraints and the termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Each party’s obligation to consummate the transaction is also subject to the accuracy of the representations and warranties of the other parties (subject to certain exceptions) and the performance in all material respects of the other parties’ respective covenants under the Purchase Agreement. The Purchase Agreement contains certain termination rights for both APC, on the one hand, and USPP, on the other hand. APC currently expects the closing to occur later in 2026. There is no certainty that the transaction will close.

Financing Agreement with PNC

On August 4, 2026, GPM entered into an amendment to the GPM Line of Credit to increase the principal amount available thereunder from $56 million to $130 million, resulting in total aggregate availability of $214 million under the lines of credit with PNC.

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

Overview

Based in Richmond, Virginia, ARKO Corp. is one of the largest operators of convenience stores in the United States (“U.S.”), ranked by store count, operating 1,057 retail convenience stores as of June 30, 2026. We are also one of the largest wholesalers of fuel by gallons in the U.S. As of June 30, 2026, we supplied fuel to 2,129 dealer locations and operated 290 proprietary and third-party cardlock locations (unstaffed fueling locations). We are well diversified geographically and as of June 30, 2026, operated in the District of Columbia and more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern U.S. We own 100% of GPM Investments, LLC, a Delaware limited liability company (“GPM”), which was our primary operating entity until the closing of the initial public offering of the Class A common stock of our subsidiary ARKO Petroleum Corp., a Delaware corporation (“APC”), on February 13, 2026 (the “APC IPO”), after which GPM became our primary operating entity for our retail segment, and APC became our primary operating entity for our wholesale, fleet fueling and GPMP segments. We own 73.6% of the economic interests and 93.3% of the combined voting power of APC. APC’s Class A common stock began trading on the Nasdaq under the symbol “APC” on February 12, 2026.

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

As of June 30, 2026, we operated the stores under more than 25 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, Corner Mart, Dixie Mart, ExpressStop, E-Z Mart®, fas mart®, fastmarket®, Flash Market, Handy Mart, Jetz, Jiffi Stop®, Jiffy Stop, Li’l Cricket, Market Express, Next Door Store®, Pride, Roadrunner Markets, Rose Mart, Rstore, Scotchman®, shore stop®, Speedy’s, SpeedyQ, Town Star, Uncle’s, Village Pantry® and Young’s.

We operate our retail stores centrally with consistent marketing, merchandising and assortment strategies across our brands, but we occasionally offer regional items based on consumer demand in select markets. We believe this approach increases operational efficiencies while preserving flexibility. Our marketing initiatives and merchandising and assortment strategies are centered around offering our customers an assortment of products with an attractive value proposition. Our retail offering includes a wide array of grab-n-go hot and cold prepared foods and dispensed beverages, take home packaged beverages and beer, candy, salty snacks, bakery and packaged sweet snacks, general and seasonal merchandise, cigarettes, and other tobacco products such as moist tobacco, vape, nicotine pouches, and cigars. We have various foodservice offerings at approximately 925 stores, with options including hot and cold grab-n-go foods, such as bakery, Nathan’s® hot dogs and Tornado® roller grill items. We have approximately 140 stores with delis offering a more robust foodservice menu that includes fried chicken, pizza, breakfast sandwiches, chicken tenders, potato wedges and more. We supplement our foodservice offering with approximately 85 quick service major national brand restaurants such as Dunkin’ and Subway. Additionally, we offer a number of traditional convenience store services, including lottery, prepaid products, gift cards, money orders, ATMs, skill gaming, Bitcoin® ATMs and other ancillary product and service offerings. We sell fuel at 1,034 of our retail sites, and we had 285 electric vehicle (“EV”) chargers at 96 of our locations. We also generate revenue from car washes at approximately 65 of our locations.

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

Since the launch of our flagship location, we have completed several additional remodels and have approximately 25 additional remodels planned, all which feature the fas craves food and beverage elements. We also plan to expand components of fas craves food and beverage to certain non-remodel stores where space permits prior to remodeling. Complementing our retail remodeling initiative, in the first six months of 2026, we opened three new-to-industry (“NTI”) retail stores, and we plan to open three NTI Dunkin’ stores in 2026.

We are targeting opening 20 new fleet fueling locations during 2026, of which one opened in March 2026, two opened in July 2026, and 17 are in process. We anticipate that these new fleet fueling locations will have a positive impact on our results of operations given the attractive, durable cash flow profile of our fleet fueling business.

fas REWARDS Loyalty Program

As of June 30, 2026, we had approximately 2.6 million enrolled members in our fas REWARDS loyalty program, representing a year over year increase of approximately 9.9% from the end of the second quarter of 2025. Our fas REWARDS loyalty program is available in all of our retail stores and offers enrolled loyalty members the most value in our stores, in-app member only deals not available without the app, and the ability to earn points that can be redeemed for either fuel or merchandise savings. Other in-app features include the ability to convert earned points to fas BUCKS, which can be spent like cash on most merchandise categories in our stores, and, as part of our Fueling America’s Future promotion, stackable fuel cents off up to $2.50 off per gallon (up to 20 gallons) to celebrate America’s 250th anniversary in 2026.

In the first quarter of 2026, we launched our updated fas REWARDS loyalty program app, which includes personalized features such as easy enrollment, an employee hub, store locators with individual member fuel pricing, Fueling America’s Future deals, value meals, age verified offers for tobacco and alcohol, and gaming.

Site Conversion Strategy (Dealerization)

Starting in the middle of 2024, as part of our Transformation Plan, we commenced leveraging our unique, multi-segment operating model to expand our wholesale fuel distribution network by converting a meaningful number of retail stores within our retail segment to dealer locations within our wholesale segment. Conversions of certain retail stores benefit both our retail and wholesale segments, as these sites have yielded, and we expect will continue to yield, greater profitability once converted. In such cases, we realize higher profit from ongoing fuel supply agreements and rental income than from continued operation of these stores in our retail segment. These conversions also allow us to focus on and better prioritize future investments in our remaining retail stores. During the three months ended June 30, 2026, we converted 21 retail stores to dealer locations for a total of 62 stores converted during the six months ended June 30, 2026 and a total of 471 stores converted since the beginning of this initiative. We expect to continue to convert a meaningful number of additional stores throughout 2026 and into 2027. These conversions have resulted in approximately $2.7 million, $8.4 million and $15.6 million in incremental operating income before general and administrative expenses for the three month, six month, and 12-month periods ended June 30, 2026, respectively.

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

Trends Impacting Our Business

We achieved strong store growth over the last decade, driven primarily by a highly successful acquisition strategy, inclusive of 26 completed acquisitions from 2013 through June 30, 2026. Our strategic acquisitions, as well as the conversion of a meaningful number of retail stores to dealer locations, have had, and may continue to have, a significant impact on our reported results, which can make period to period comparisons difficult.

The following tables provide a history of our acquisitions, site conversions and site closings, including as part of our Transformation Plan, for the periods noted, for the retail, wholesale and fleet fueling segments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Retail Segment	2026	2025	2026	2025
Number of sites at beginning of period	1,079	1,329	1,118	1,389
Newly opened or reopened sites	1	—	3	2
Company-controlled sites converted to dealer locations	(21)	(70)	(62)	(129)
Sites closed, divested or converted to rentals	(2)	(5)	(2)	(8)
Number of sites at end of period	1,057	1,254	1,057	1,254

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Wholesale Segment [1]	2026	2025	2026	2025
Number of sites at beginning of period	2,126	1,961	2,099	1,922
Newly opened or reopened sites [2]	13	4	24	10
Company-controlled sites converted to dealer locations	21	70	62	129
Closed or divested sites	(31)	(21)	(56)	(47)
Number of sites at end of period	2,129	2,014	2,129	2,014

1 Excludes bulk and spot purchasers.

2 Includes all signed fuel supply agreements irrespective of fuel distribution commencement date.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Fleet Fueling Segment	2026	2025	2026	2025
Number of sites at beginning of period	292	280	295	280
Newly opened or reopened sites	—	8	1	9
Closed or divested sites	(2)	(1)	(6)	(2)
Number of sites at end of period	290	287	290	287

The number of fuel gallons we sell and the related fuel margin that we earn per gallon significantly impact our results of operations. Fuel gallons sold are impacted by changes in the number of locations, macroeconomic environment, weather, crude oil pricing and other factors.

The cost of our main products, gasoline and diesel fuel, is greatly impacted by the wholesale cost of fuel in the U.S. Fuel margins for our retail stores, our fleet fueling locations and consignment agent locations can change rapidly because they are influenced by many factors, including: the wholesale cost of fuel; interruptions in supply caused by severe weather; supply chain disruptions; refinery mechanical failures; and competition in the local markets in which we operate. We pass wholesale fuel cost changes to our fuel supply dealers and attempt to pass wholesale fuel cost changes to our retail, fleet fueling and consignment customers through price changes; however, we are not always able to do so. We tend to realize lower fuel margins when the cost of fuel increases gradually over a longer period and higher fuel margins when the cost of fuel declines or is more volatile over a shorter period.

During the first half of 2026, global crude oil and refined product markets were impacted by heightened geopolitical tensions in the Middle East, including the ongoing conflict involving Iran, Israel, and the United States. These developments contributed to significant volatility in crude oil prices and periodic supply disruptions, including disruptions to shipping through the Strait of Hormuz. During the second quarter of 2026, market conditions remained highly dynamic as developments related to the conflict, including sporadic reopenings of the Strait of Hormuz and the resumption of oil flows, contributed to fluctuations in crude oil prices and changing expectations regarding global supply availability. These market conditions contributed to variability in wholesale fuel costs, retail gasoline prices, and fuel demand patterns across many of our markets. While retail price increases generally lag behind changes in wholesale costs, the magnitude and timing of the fluctuations during the six months ended June 30, 2026 positively affected fuel margins during that period. However, continued geopolitical uncertainty and evolving global supply dynamics may continue to contribute to volatility in fuel prices and margins in future periods.

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

We also operate in a highly competitive retail convenience market that includes businesses with operations and services that are similar to those that we provide. We believe that convenience stores managed by individual operators that offer branded or non-branded fuel are also significant competitors in the local markets in which we operate. Often, operators of both chains and individual stores compete by selling unbranded fuel at lower retail prices relative to the market. The convenience store industry is also subject to competition from other retail sectors including grocery stores, large warehouse retail stores, dollar stores and pharmacies.

Seasonality

Our business is seasonal, and our operating income in the second and third quarters has historically been significantly greater than in the first and fourth quarters because of the generally favorable climate and seasonal buying patterns of our customers.

Results of Operations for the three and six months ended June 30, 2026 and 2025

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

Consolidated Results

The table below shows our consolidated results for the three and six months ended June 30, 2026 and 2025, together with certain key metrics.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:	(in thousands)
Fuel revenue	$1,965,918	$1,568,974	$3,400,576	$3,016,458
Merchandise revenue	347,428	400,126	652,838	754,611
Other revenues, net	33,197	29,851	64,995	57,355
Total revenues	2,346,543	1,998,951	4,118,409	3,828,424
Operating expenses:
Fuel costs	1,822,011	1,417,078	3,122,781	2,742,702
Merchandise costs	226,922	265,641	428,822	502,556
Site operating expenses	188,441	202,453	371,188	402,434
General and administrative expenses	43,721	40,742	83,719	82,355
Depreciation and amortization	32,170	33,602	64,541	68,489
Total operating expenses	2,313,265	1,959,516	4,071,051	3,798,536
Other expenses (income), net	2,898	(17,255)	6,941	(15,038)
Operating income	30,380	56,690	40,417	44,926
Interest and other financial expenses, net	(14,011)	(19,518)	(32,156)	(33,369)
Income before income taxes	16,369	37,172	8,261	11,557
Income tax expense	(6,939)	(17,100)	(4,443)	(4,178)
Income from equity investment	2	26	21	47
Net income	9,432	20,098	$3,839	$7,426
Less: Net income attributable to non-controlling interests	3,317	—	4,365	—
Net income (loss) attributable to ARKO Corp.	$6,115	$20,098	$(526)	$7,426
Series A redeemable preferred stock dividends	(1,433)	(1,433)	(2,851)	(2,851)
Net income (loss) attributable to common stockholders	$4,682	$18,665	$(3,377)	$4,575
Fuel gallons sold	483,413	531,186	948,269	1,021,526
Fuel margin, cents per gallon [1]	29.8	28.6	29.3	26.8
Merchandise contribution [2]	$120,506	$134,485	$224,016	$252,055
Merchandise margin [3]	34.7%	33.6%	34.3%	33.4%
Adjusted EBITDA [4]	$71,991	$76,938	$122,918	$107,793
Non-cash rent expense [5]	$2,317	$3,103	$4,697	$6,410

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

Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025

For the three months ended June 30, 2026, fuel revenue increased by $396.9 million, or 25.3%, compared to the second quarter of 2025. The increase in fuel revenue was attributable primarily to an increase in average price of fuel compared to the second quarter of 2025, partially offset by fewer gallons sold in the second quarter of 2026 compared to the second quarter of 2025 due to a challenging macroeconomic environment.

For the three months ended June 30, 2026, merchandise revenue decreased by $52.7 million, or 13.2%, compared to the second quarter of 2025, primarily due to retail stores closed or converted to dealer locations, as well as a decrease in same store merchandise revenues.

For the three months ended June 30, 2026, other revenues, net increased by $3.3 million, or 11.2%, compared to the second quarter of 2025, primarily due to the net impact of additional income from retail stores converted to dealer locations.

For the three months ended June 30, 2026, total operating expenses increased by $353.7 million compared to the second quarter of 2025. Fuel costs increased $404.9 million, or 28.6%, compared to the second quarter of 2025, which were partially offset by a decrease in merchandise costs of $38.7 million, or 14.6%, compared to the second quarter of 2025, consistent with the changes in fuel and merchandise revenues. For the three months ended June 30, 2026, site operating expenses decreased $14.0 million, or 6.9%, compared to the second quarter of 2025 primarily due to lower expenses from retail stores closed or converted to dealer locations, which were partially offset by an increase in same store expenses.

For the three months ended June 30, 2026, general and administrative expenses increased $3.0 million, or 7.3%, compared to the second quarter of 2025, primarily due to increased share-based compensation expense in the second quarter of 2026.

For the three months ended June 30, 2026 and 2025, depreciation and amortization expenses decreased $1.4 million, or 4.3%, compared to the second quarter of 2025.

For the three months ended June 30, 2026, other expenses (income), net increased $20.2 million compared to the second quarter of 2025 primarily due to a gain of approximately $20.8 million recorded in the second quarter of 2025 related to the expiration of a real estate purchase option received in 2021 in connection with our acquisition of certain ExpressStop convenience stores that was accounted for as a sale-leaseback.

For the three months ended June 30, 2026, operating income was $30.4 million compared to $56.7 million for the three months ended June 30, 2025. The decrease was primarily due to the one-time gain on the aforementioned sale-leaseback recorded in the second quarter of 2025, lower fuel contribution from comparable wholesale sites and fleet fueling locations and an increase in same store site operating expenses, offset by the net benefit of the retail stores closed or converted to dealer locations.

For the three months ended June 30, 2026, interest and other financial expenses, net decreased by $5.5 million compared to the second quarter of 2025, primarily due to lower average debt balances, primarily as a result of the use of the net proceeds from the APC IPO to repay approximately $206.7 million of the indebtedness under our Capital One Line of Credit (as defined below), a gain of $2.5 million recorded related to the repurchase of $37.9 million of Senior Notes (as defined below) in the second quarter of 2026, and lower average interest rates in the second quarter of 2026 as compared to the second quarter of 2025, which were offset by income of $0.7 million recorded in the second quarter of 2025 for fair value adjustments related to our public and private warrants which expired at the end of 2025.

For the three months ended June 30, 2026 and 2025, income tax expense was $6.9 million and $17.1 million, respectively. The increase in the effective tax rate for the three months ended June 30, 2026 was primarily due to a permanent difference recognized for the tax effects of forecasted APC dividends.

For the three months ended June 30, 2026 and 2025, net income was $9.4 million and $20.1 million, respectively.

Net income attributable to non-controlling interests represents the minority interest owned in our subsidiary, APC, by the holders of APC’s Class A common stock, for the period subsequent to the APC IPO.

For the three months ended June 30, 2026 and 2025, net income attributable to the Company was $6.1 million and $20.1 million, respectively.

For the three months ended June 30, 2026 and 2025, Adjusted EBITDA was $72.0 million and $76.9 million, respectively. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

For the six months ended June 30, 2026, fuel revenue increased by $384.1 million, or 12.7%, compared to the first half of 2025. The increase in fuel revenue was primarily attributable to an increase in average price of fuel compared to the first half of 2025, partially offset by fewer gallons sold in the first half of 2026 compared to the first half of 2025, due to a challenging macroeconomic environment, as well as severe weather conditions in the first quarter of 2026 in several markets in which we operate.

For the six months ended June 30, 2026, merchandise revenue decreased by $101.8 million, or 13.5%, compared to the first half of 2025, primarily due to a decrease in merchandise revenue from retail stores closed or converted to dealer locations and severe weather conditions in the first quarter in several markets in which we operate, as well as a decrease in same store merchandise revenues.

For the six months ended June 30, 2026, other revenues, net increased by $7.6 million, or 13.3%, compared to the first half of 2025, primarily due to the net impact of additional income from retail stores converted to dealer locations.

For the six months ended June 30, 2026, total operating expenses increased by $272.5 million, or 7.2%, compared to the first half of 2025. Fuel costs increased $380.1 million, or 13.9%, compared to the first half of 2025, which were partially offset by a decrease in merchandise costs of $73.7 million, or 14.7%, compared to the first half of 2025, consistent with the changes in fuel and merchandise revenues. For the six months ended June 30, 2026, site operating expenses decreased $31.2 million, or 7.8%, compared to the first half of 2025 primarily due to lower expenses from retail stores closed or converted to dealer locations, which were partially offset by an increase in same store expenses.

For the six months ended June 30, 2026, general and administrative expenses increased $1.4 million, or 1.7%, compared to the first half of 2025, primarily due to increased share-based compensation expense in the first half of 2026, partially offset by a $2.0 million charge recorded in the first half of 2025 related to a wage and hour collective action settled in 2025, as well as a leaner administrative cost structure and tighter operating discipline.

For the six months ended June 30, 2026, depreciation and amortization expenses decreased $3.9 million, or 5.8%, compared to the first half of 2025.

For the six months ended June 30, 2026, other expenses (income), net increased by $22.0 million compared to the first half of 2025, primarily due to a gain of approximately $20.8 million recorded in the first half of 2025 related to the expiration of a real estate purchase option received in 2021 in connection with our acquisition of certain ExpressStop convenience stores that was accounted for as a sale-leaseback, as well as higher acquisitions and divestiture costs and costs associated with the APC IPO in the first quarter of 2026.

For the six months ended June 30, 2026, operating income was $40.4 million compared to $44.9 million for the six months ended June 30, 2025. The decrease was primarily due to the 2025 gain on the aforementioned sale-leaseback and an increase in same store site operating expenses partially offset by higher fuel contribution at retail same stores and fleet fueling locations and the net benefit of the retail stores that we closed or converted to dealer locations.

For the six months ended June 30, 2026, interest and other financial expenses, net decreased by $1.2 million compared to the first half of 2025, primarily related to lower average debt balances, primarily as a result of the use of the net proceeds from the APC IPO to repay approximately $206.7 million of the indebtedness under our Capital One Line of Credit, a gain of $2.5 million recorded related to the repurchase of $37.9 million of Senior Notes in the second quarter of 2026, and lower average interest rates in the first half of 2026 as compared to the first half of 2025, which were offset by income of $7.5 million recorded in the first half of 2025 for fair value adjustments related our public and private warrants which expired at the end of 2025.

For the six months ended June 30, 2026 and 2025, income tax expense was $4.4 million and $4.2 million, respectively.

For the six months ended June 30, 2026 and 2025, net income was $3.8 million and $7.4 million, respectively.

Net income attributable to non-controlling interests represents the minority interest owned in our subsidiary, APC, by the holders of APC’s Class A common stock, for the period subsequent to the APC IPO.

For the six months ended June 30, 2026 and 2025, net income (loss) attributable to the Company was $(0.5) million and $7.4 million, respectively.

For the six months ended June 30, 2026 and 2025, Adjusted EBITDA was $122.9 million and $107.8 million, respectively. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Segment Results

Retail Segment

The table below shows the results of the retail segment for the three and six months ended June 30, 2026 and 2025, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:	(in thousands)
Fuel revenue	$866,999	$748,103	$1,494,059	$1,438,789
Merchandise revenue	347,428	400,126	652,838	754,611
Other revenues, net	12,906	14,622	25,602	29,169
Total revenues	1,227,333	1,162,851	2,172,499	2,222,569
Operating expenses:
Fuel costs [1]	767,530	640,231	1,301,324	1,245,644
Merchandise costs	226,922	265,641	428,822	502,556
Site operating expenses	159,966	176,609	315,839	353,848
Total operating expenses	1,154,418	1,082,481	2,045,985	2,102,048
Operating income	$72,915	$80,370	$126,514	$120,521
Fuel gallons sold	204,756	240,302	399,493	465,365
Same store fuel gallons sold decrease (%) [2]	(5.7%)	(6.5%)	(4.5%)	(6.4%)
Fuel contribution [3]	$99,469	$107,872	192,735	193,145
Fuel margin, cents per gallon [4]	48.6	44.9	48.2	41.5
Same store fuel contribution [2,3]	$97,800	$97,349	$189,103	$173,373
Same store merchandise sales decrease (%) [2]	(1.7%)	(4.2%)	(1.2%)	(5.5%)
Same store merchandise sales excluding cigarettes increase (decrease) (%) [2]	(0.9%)	(3.0%)	(0.3%)	(4.1%)
Merchandise contribution [5]	$120,506	$134,485	$224,016	$252,055
Merchandise margin [6]	34.7%	33.6%	34.3%	33.4%

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

Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025

Retail Revenues

For the three months ended June 30, 2026, fuel revenue increased by $118.9 million, or 15.9%, compared to the second quarter of 2025. The increase in fuel revenue was attributable to a $1.12 per gallon increase in the average retail price of fuel in the second quarter of 2026 compared to the second quarter of 2025, primarily due to market factors. This increase was partially offset by a decrease of 25.1 million gallons from retail stores closed or converted to dealer locations, as well as a decrease in same store gallons sold of 5.7%, or 12.0 million gallons, reflecting the challenging macroeconomic environment including high retail gas prices.

For the three months ended June 30, 2026, merchandise revenue decreased by $52.7 million, or 13.2%, compared to the second quarter of 2025, primarily due to a decrease in merchandise revenue of $48.7 million from retail stores closed or converted to dealer locations. Same store merchandise sales decreased $6.0 million, or 1.7%, for the second quarter of 2026 compared to the second quarter of 2025, reflecting the challenging macroeconomic and soft consumer environment. More than half of the decline in same store merchandise revenue was caused by lower revenues from cigarettes.

For the three months ended June 30, 2026, other revenues, net decreased by $1.7 million, or 11.7%, compared to the second quarter of 2025, due to a decrease in other revenues from retail stores closed or converted to dealer locations.

Retail Operating Income

For the three months ended June 30, 2026, fuel contribution decreased by $8.4 million, or 7.8%, compared to the second quarter of 2025, primarily due to a $9.3 million decrease in fuel contribution related to retail stores closed or converted to dealer locations compared to the second quarter of 2025, which was partially offset by a same store fuel contribution increase of $0.5 million, or 0.5%.

Same store fuel margin per gallon for the second quarter of 2026 increased to 48.7 cents per gallon from 45.7 cents per gallon for the second quarter of 2025, primarily as a result of significant volatility in the fuel market due to the geopolitical environment.

For the three months ended June 30, 2026, merchandise contribution decreased by $14.0 million, or 10.4%, compared to the second quarter of 2025, while merchandise margin increased to 34.7% from 33.6% in the second quarter of 2025. The decrease in merchandise contribution was primarily due to a $14.0 million decrease related to retail stores closed or converted to dealer locations. Same store merchandise contribution decreased by $0.6 million and same store merchandise margin was 34.7% and 34.3% in the second quarter of 2026 and the second quarter of 2025, respectively.

For the three months ended June 30, 2026, site operating expenses decreased by $16.6 million, or 9.4%, compared to the second quarter of 2025, primarily due to $25.8 million of reduced expenses related to retail stores closed or converted to dealer locations, partially offset by an increase in same store operating expenses of $8.3 million, or 5.6%, primarily due to higher credit card fees associated with elevated fuel prices, insurance, personnel costs and rent.

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

Retail Revenues

For the six months ended June 30, 2026, fuel revenue increased by $55.3 million, or 3.8%, compared to the first half of 2025. The increase in fuel revenue was attributable to a $0.65 per gallon increase in the average retail price of fuel in the first half of 2026 compared to the first half of 2025, primarily due to market factors. This increase was offset by a decrease of 50.2 million gallons from retail stores closed or converted to dealer locations, as well as a decrease in same store gallons sold of approximately 4.5%, or 18.4 million gallons, reflecting the challenging macroeconomic environment as well as severe weather conditions in the first quarter of 2026 in several markets in which we operate.

For the six months ended June 30, 2026, merchandise revenue decreased by $101.8 million, or 13.5%, compared to the first half of 2025, primarily due to a decrease in merchandise revenue of $96.7 million from retail stores closed or converted to dealer locations. In addition, same store merchandise sales decreased $7.6 million, or 1.2%, for the first half of 2026 compared to the first half of 2025 reflecting the challenging macroeconomic environment as well as severe weather conditions in the first quarter of 2026 in several markets in which we operate. Approximately 80% of the decline in same store merchandise revenue was caused by lower revenues from cigarettes.

For the six months ended June 30, 2026, other revenues, net decreased by $3.6 million, or 12.2%, compared to the first half of 2025, primarily due to a decrease in other revenues from retail stores closed or converted to dealer locations.

Retail Operating Income

For the six months ended June 30, 2026, fuel contribution decreased $0.4 million, or 0.2%, compared to the same period in 2025. A $17.1 million decrease related to retail stores closed or converted to dealer locations compared to the first half of 2025 was offset by a same store fuel contribution increase of $15.7 million, or 9.1%. Same store fuel margin per gallon for the first half of 2026 increased to 48.4 cents per gallon from 42.3 cents per gallon for the first half of 2025, primarily as a result of significant volatility in the fuel market due to the geopolitical environment.

For the six months ended June 30, 2026, merchandise contribution decreased $28.0 million, or 11.1%, compared to the same period in 2025, while merchandise margin increased to 34.3% compared to 33.4% in the prior period. The decrease in merchandise contribution was primarily due to a $27.7 million decrease related to retail stores closed or converted to dealer locations. Same store merchandise contribution decreased by $1.2 million and same store merchandise margin was 34.3% and 34.1% in the first half of 2026 and the first half of 2025, respectively.

For the six months ended June 30, 2026, site operating expenses decreased $38.0 million, or 10.7%, compared to the six months ended June 30, 2025, primarily due $52.5 million of reduced expenses related to retail stores closed or converted to dealer locations, which were partially offset by an increase in same store operating expenses of $13.0 million, or 4.4%, related to higher credit card fees associated with elevated fuel prices, personnel costs, insurance, utilities and rent.

Wholesale Segment

The table below shows the results of the wholesale segment for the three and six months ended June 30, 2026 and 2025, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:	(in thousands)
Fuel revenue	$917,696	$696,103	$1,591,551	$1,326,163
Other revenues, net	16,984	12,501	33,514	22,853
Other revenues, net – inter-segment	405	—	929	—
Total revenues	935,085	708,604	1,625,994	1,349,016
Operating expenses:
Fuel costs [1]	891,375	670,714	1,542,339	1,280,727
Site operating expenses	18,827	14,648	35,760	26,417
Total operating expenses	910,202	685,362	1,578,099	1,307,144
Operating income	$24,883	$23,242	$47,895	$41,872
Fuel gallons sold – fuel supply locations	203,578	213,529	401,978	404,606
Fuel gallons sold – consignment agent locations	37,183	38,929	72,723	75,444
Fuel margin, cents per gallon [2] – fuel supply locations	7.6	6.3	7.0	6.2
Fuel margin, cents per gallon [2] – consignment agent locations	29.1	30.6	28.9	27.2

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

Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025

Wholesale Revenues

For the three months ended June 30, 2026, fuel revenue increased by $221.6 million, or 31.8%, compared to the second quarter of 2025, primarily due to an increase in the average price of fuel in the second quarter of 2026 compared to the second quarter of 2025, partially offset by a 11.7 million, or 4.6%, decrease in gallons sold. Of total gallons sold, the retail stores converted to dealer locations contributed 17.1 million incremental gallons, which were fully offset by lower volumes at comparable wholesale sites, reflecting the challenging macroeconomic environment.

For the three months ended June 30, 2026, other revenues, net increased by $4.5 million, or 35.9%, compared to the second quarter of 2025, primarily due to additional rental income from the retail stores converted to dealer locations.

Wholesale Operating Income

For the three months ended June 30, 2026, wholesale operating income increased by $1.6 million compared to the second quarter of 2025 as a result of additional operating income from retail stores converted to dealer locations, which was partially offset by reduced operating income at comparable wholesale sites. An increase in other revenues, net, combined with an increase in fuel contribution of $0.9 million was partially offset by an increase in site operating expenses of $4.2 million in the second quarter of 2026 compared to the second quarter of 2025. These increases were primarily due to the retail stores we converted to dealer locations.

At fuel supply locations, fuel contribution increased by $2.0 million for the second quarter of 2026 compared to the second quarter of 2025, due to incremental contribution from the retail stores converted to dealer locations. At fuel supply locations, fuel margin per gallon increased, primarily due to increased prompt pay discounts related to higher fuel costs.

At consignment agent locations, fuel contribution decreased $1.1 million for the second quarter of 2026 compared to the second quarter of 2025, due to reduced fuel contribution at comparable wholesale sites which was partially offset by $0.5 million of incremental contribution from the retail stores converted to dealer locations. At consignment agent locations, fuel margin per gallon decreased, primarily due to margin compression during the second quarter of 2026, as market prices declined more quickly than our weighted average inventory cost.

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

Wholesale Revenues

For the six months ended June 30, 2026, fuel revenue increased by $265.4 million, or 20.0%, compared to the first half of 2025, primarily due to an increase in the average price of fuel in the first half of 2026 compared to the first half of 2025, partially offset by a 5.3 million, or 1.1%, decrease in gallons sold. Of total gallons sold, the retail stores converted to dealer locations contributed 35.9 million incremental gallons, which were fully offset by lower volumes at comparable wholesale sites, reflecting the challenging macroeconomic environment, as well as severe weather conditions in the first quarter of 2026 in several markets in which we operate.

For the six months ended June 30, 2026, other revenues, net increased by $10.7 million, or 46.7%, compared to the first half of 2025, primarily due to additional rental income from the retail stores converted to dealer locations.

Wholesale Operating Income

For the six months ended June 30, 2026, wholesale operating income increased by $6.0 million compared to the first half of 2025 as a result of additional operating income from retail stores converted to dealer locations which were partially offset by reduced operating income at comparable wholesale sites. An increase in other revenues, net, combined with an increase in fuel contribution of approximately $3.8 million was partially offset by an increase in site operating expenses of $9.3 million in the first half of 2026 compared to the first half of 2025. These increases were primarily due to retail stores converted to dealer locations.

At fuel supply locations, fuel contribution increased by $3.2 million for the first half of 2026 compared to the first half of 2025 due to $3.5 million of incremental contribution from the retail stores converted to dealer locations, which was partially offset by lower volumes at comparable wholesale sites. Fuel margin per gallon increased, primarily as a result of significant volatility in the fuel markets due to the geopolitical environment and increased prompt pay discounts related to higher fuel costs.

At consignment agent locations, fuel contribution increased by $0.5 million for the first half of 2026 compared to the first half of 2025 due to incremental contribution of $1.0 million from retail stores converted to dealer locations, which was partially offset by lower volumes at comparable wholesale sites. Fuel margin per gallon increased primarily as a result of significant volatility in the fuel and consumer markets due to the geopolitical environment and increased prompt pay discounts related to higher fuel costs net of margin compression during the second quarter of 2026, as market prices declined more quickly than our weighted average inventory cost.

Fleet Fueling Segment

The table below shows the results of the fleet fueling segment for the three and six months ended June 30, 2026 and 2025, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:	(in thousands)
Fuel revenue	$175,343	$118,121	$302,642	$236,527
Other revenues, net	2,905	2,245	5,146	4,363
Total revenues	178,248	120,366	307,788	240,890
Operating expenses:
Fuel costs [1]	158,258	100,353	268,812	203,457
Site operating expenses	6,703	6,934	13,734	13,362
Total operating expenses	164,961	107,287	282,546	216,819
Operating income	$13,287	$13,079	$25,242	$24,071
Fuel gallons sold – proprietary cardlock locations	32,703	32,997	63,220	64,915
Fuel gallons sold – third-party cardlock locations	3,713	3,293	7,159	6,468
Fuel margin, cents per gallon [2] – proprietary cardlock locations	51.2	51.7	51.7	49.0
Fuel margin, cents per gallon [2] – third-party cardlock locations	9.0	21.2	15.9	20.0

1 Excludes the fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025

Fleet Fueling Revenues

For the three months ended June 30, 2026, fuel revenue increased by $57.2 million, or 48.4%, compared to the second quarter of 2025. The increase in fuel revenue was primarily due to an increase in the average price of fuel in the second quarter of 2026 compared to the second quarter of 2025, as well as a 0.3% increase in gallons sold.

For the three months ended June 30, 2026, other revenues, net increased by $0.7 million compared to the second quarter of 2025.

Fleet Fueling Operating Income

For the three months ended June 30, 2026, fuel contribution decreased by $0.7 million compared to the second quarter of 2025. At proprietary cardlocks, fuel contribution decreased by $0.3 million, and fuel margin per gallon also decreased for the second quarter of 2026 compared to the second quarter of 2025, and at third-party cardlock locations, fuel contribution decreased $0.4 million, and fuel margin per gallon decreased for the second quarter of 2026 compared to the second quarter of 2025. These decreases were primarily due to higher than average fuel margins in the prior year, as well as margin compression during the second quarter of 2026, as indexed prices declined more quickly than our weighted average inventory cost.

For the three months ended June 30, 2026, site operating expenses decreased by $0.2 million compared to the three months ended June 30, 2025.

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

Fleet Fueling Revenues

For the six months ended June 30, 2026, fuel revenue increased by $66.1 million, or 28.0%, compared to the first half of 2025. The increase in fuel revenue was primarily due to an increase in the average price of fuel in the first half of 2026 compared to the first half of 2025, which was partially offset by a 1.4% decrease in gallons sold.

For the six months ended June 30, 2026 other revenues, net increased by $0.8 million compared to the first half of 2025.

Fleet Fueling Operating Income

For the six months ended June 30, 2026, fuel contribution increased by $0.7 million compared to the first half of 2025. At proprietary cardlocks, fuel contribution increased by $0.9 million, and fuel margin per gallon also increased for the first half of 2026 compared to the first half of 2025, while at third-party cardlock locations, fuel contribution decreased $0.2 million, and fuel margin per gallon also decreased for the first half of 2026 compared to the first half of 2025. These changes were primarily as a result of significant volatility in the fuel market due to the geopolitical environment.

For the six months ended June 30, 2026, site operating expenses increased by $0.4 million compared to the six months ended June 30, 2025.

GPMP Segment

The table below shows the results of the GPMP segment for the three and six months ended June 30, 2026 and 2025, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:	(in thousands)
Fuel revenue – inter-segment [1]	$1,755,897	$1,255,314	$2,992,865	$2,421,817
Fuel revenue – third party customers	—	353	—	849
Other revenues, net	47	191	218	346
Other revenues, net – inter-segment [1]	784	2,816	2,265	5,529
Total revenues	1,756,728	1,258,674	2,995,348	2,428,541
Operating expenses:
Fuel costs	1,727,800	1,232,066	2,938,482	2,377,339
General and administrative expenses	545	820	1,055	1,648
Depreciation and amortization	1,813	1,840	3,625	3,680
Total operating expenses	1,730,158	1,234,726	2,943,162	2,382,667
Operating income	$26,570	$23,948	$52,186	$45,874
Fuel gallons sold – inter-segment	468,708	472,028	906,782	906,546
Fuel gallons sold – third party customers	—	69	—	217
Fuel margin, cents per gallon [2]	6.0	5.0	6.0	5.0

1 Includes the fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025

GPMP Revenues

For the three months ended June 30, 2026, fuel revenue increased by $500.2 million, or 39.8%, compared to the second quarter of 2025. The increase in fuel revenue was primarily attributable to an increase in the average price of fuel compared to the second quarter of 2025, which was partially offset by a decrease in gallons sold. The increase in gallons sold as a result of gallons in the fleet fueling segment which transitioned to a fixed margin beginning February 1, 2026 was fully offset by fewer gallons sold to the retail same stores and to comparable wholesale sites.

For the three months ended June 30, 2026 and 2025, other revenues, net were similar. The inter-segment fixed fee charged to sites in the fleet fueling segment that prior to February 1, 2026 were not supplied by the GPMP segment was transitioned to a fixed margin and reflected in fuel revenue – inter-segment beginning February 1, 2026. As a result, other revenues, net – inter-segment decreased in the second quarter of 2026 compared to the second quarter of 2025.

GPMP Operating Income

For the three months ended June 30, 2026, fuel contribution increased by $4.5 million compared to the second quarter of 2025, primarily due to an increase in the fixed margin from 5.0 cents per gallon sold for the second quarter of 2025 to 6.0 cents per gallon sold for the second quarter of 2026, as well as the transition of sites in the fleet fueling segment to a fixed margin from a fixed fee beginning February 1, 2026, partially offset by fewer gallons sold to the retail same stores and to comparable wholesale sites.

For the three months ended June 30, 2026, general and administrative expenses decreased by $0.3 million compared to the second quarter of 2025, and depreciation and amortization expenses remained consistent with the second quarter of 2025.

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

GPMP Revenues

For the six months ended June 30, 2026, fuel revenue increased by $570.2 million, or 23.5%, compared to the first half of 2025. The increase in fuel revenue was attributable to an increase in the average price of fuel compared to the first half of 2025 and greater gallons sold in the six months ended June 30, 2026 as a result of gallons in the fleet fueling segment, which transitioned to a fixed margin beginning February 1, 2026, partially offset by fewer gallons sold to the retail same stores and to comparable wholesale sites.

For the six months ended June 30, 2026 and 2025, other revenues, net, were similar. The inter-segment fixed fee charged to sites in the fleet fueling segment that prior to February 1, 2026 were not supplied by the GPMP segment was transitioned to a fixed margin and reflected in fuel revenue – inter-segment beginning February 1, 2026. As a result, other revenues, net – inter-segment decreased in the first half of 2026 compared to the first half of 2025.

GPMP Operating Income

Fuel contribution increased by $9.1 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to an increase in the fixed margin from 5.0 cents per gallon sold for the first half of 2025 to 6.0 cents per gallon sold for the first half of 2026, as well as the transition of sites in the fleet fueling segment to a fixed margin from a fixed fee beginning February 1, 2026, partially offset by fewer gallons sold to the retail same stores and to comparable wholesale sites.

For the six months ended June 30, 2026, general and administrative expenses decreased by $0.6 million compared to the first half of 2025, and depreciation and amortization expenses remained consistent with the first half of 2025.

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

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income, including net income attributable to non-controlling interests	$9,432	$20,098	$3,839	$7,426
Interest and other financing expenses, net	14,011	19,518	32,156	33,369
Income tax expense	6,939	17,100	4,443	4,178
Depreciation and amortization	32,170	33,602	64,541	68,489
EBITDA	62,552	90,318	104,979	113,462
Acquisition and divestiture costs (a)	1,558	1,132	3,556	2,282
APC IPO costs (b)	—	—	363	—
Loss (gain) on disposal of assets and impairment charges (c)	1,918	(18,226)	3,991	(16,698)
Share-based compensation expense (d)	6,101	3,658	10,082	6,994
Income from equity investment (e)	(2)	(26)	(21)	(47)
Adjustment to contingent consideration (f)	54	(209)	54	(275)
Expenses related to wage and hour claim settlement (g)	—	—	—	2,023
Other (h)	(190)	291	(86)	52
Adjusted EBITDA	$71,991	$76,938	$122,918	$107,793

Additional information
Non-cash rent expense (i)	$2,317	$3,103	$4,697	$6,410

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
(c)
Eliminates the non-cash loss from the sale or disposal of property and equipment, the loss recognized upon the sale of related leased assets and impairment charges on property and equipment and right-of-use assets related to closed and non-performing sites. Also includes a $20.8 million gain recorded in the second quarter of 2025 related to the expiration of a real estate purchase option received in 2021 that was accounted for as a sale-leaseback.
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

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness, depending on market conditions. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions, or other events may cause us to seek additional debt or equity financing in future periods. Additional debt financing could impose increased cash payment obligations, as well as covenants that may restrict our operations. There can be no guarantee that financing will be available on acceptable terms or at all. As of June 30, 2026, approximately 39.0% of our debt bore interest at variable rates, compared to 50% as of December 31, 2025, which reduced our interest rate risk. We may require that we use more of our cash flow for the payment of interest if prevailing interest rates increase or we incur additional indebtedness under our variable rate facilities or otherwise. See also “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

As of June 30, 2026, we were in a strong liquidity position of approximately $1.0 billion, consisting of approximately $246 million of cash and cash equivalents and approximately $786 million of availability under our lines of credit available for certain purposes. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations from our existing cash balances. As of June 30, 2026, we had no outstanding borrowings under our aggregate $140.0 million lines of credit with PNC, $29.6 million of unused availability under the M&T equipment line of credit, described below, and $625.4 million of unused availability under our $800 million Capital One Line of Credit, which we may elect to increase up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms. Our liquidity position increased significantly following the closing of the APC IPO and the use of the proceeds to repay approximately $206.7 million of the indebtedness under our Capital One Line of Credit. In July 2026, we drew an additional $4.0 million on the Capital One Line of Credit to purchase real estate at certain dealer locations, and in August 2026, the GPM Line of Credit (as defined below) increased, bringing the principal amount available under the lines of credit with PNC to an aggregate $214.0 million.

The Board declared, and the Company paid, dividends of $0.03 per share of common stock on each of March 20, 2026 and May 29, 2026, totaling $6.7 million. Additionally, the Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on August 31, 2026 to stockholders of record as of August 20, 2026. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will evaluate dividend payments within the context of our overall capital allocation strategy on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends.

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

Cash Flows for the Six Months Ended June 30, 2026 and 2025

Net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2026 and 2025 was as follows:

	For the Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$60,880	$98,587
Investing activities	(57,663)	(70,432)
Financing activities	(66,321)	(4,106)
Effect of exchange rates	(42)	30
Total	$(63,146)	$24,079

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

For the six months ended June 30, 2026, cash flows provided by operating activities were $60.9 million compared to $98.6 million for the six months ended June 30, 2025. The decrease was primarily the result of higher fuel prices which increased the cost of inventory and other working capital requirements and changes in working capital as a result of the day of the week on which the second quarter ended, which were partially offset by an increase in Adjusted EBITDA and approximately $6.9 million of lower net interest payments.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions, growth and replacing and maintaining existing facilities and equipment used in the business.

For the six months ended June 30, 2026, cash used in investing activities decreased by $12.8 million compared to the six months ended June 30, 2025. For the six months ended June 30, 2026, we used $63.6 million for capital expenditures, including the purchase of fee properties, investments in NTI retail stores and new fleet fueling locations and remodeling of new format stores, EV chargers, upgrades to fuel dispensers and other investments in our stores.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount of lines of credit and other indebtedness, and the issuance of common stock, net of dividends paid and common stock repurchases.

For the six months ended June 30, 2026, financing activities consisted primarily of proceeds of $206.8 million, net of underwriting discounts, commissions and costs, from the APC IPO, net repayments of $210.6 million for long-term debt including the use of proceeds from the APC IPO to repay approximately $206.7 million of the indebtedness under our Capital One Line of Credit, repurchases of $37.9 million aggregate principal amount of Senior Notes for approximately $35.1 million excluding accrued interest, repayments of $10.0 million for financing leases, $6.7 million for dividend payments on common stock, $3.3 million for APC’s dividend payments to non-controlling interests, $2.9 million for dividend payments on the Series A redeemable preferred stock and $4.5 million for common stock repurchases primarily related to vesting of restricted stock.

Credit Facilities and Senior Notes

Senior Notes

In October 2021, the Company issued $450 million aggregate principal amount of its 5.125% Senior Notes due 2029 (the “Senior Notes”), of which $412 million aggregate principal was outstanding as of June 30, 2026, as the Company repurchased a principal amount of $37.9 million of Senior Notes for approximately $35.1 million during the three months ended June 30, 2026. The Senior Notes are guaranteed, on an unsecured senior basis, by certain of the Company’s domestic subsidiaries (the “Guarantors”). The indenture governing the Senior Notes contains customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, (vii) effect mergers and (viii) incur indebtedness. The Senior Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ respective existing and future senior unsubordinated indebtedness and are effectively subordinated to all of the Company’s and the Guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated to any existing and future obligations of subsidiaries of the Company that are not Guarantors.

Financing Agreement with PNC Bank, National Association (“PNC”)

GPM and certain subsidiaries have financing arrangements (the “PNC Credit Agreements”) with PNC to provide lines of credit with an aggregate principal amount of up to $140 million for purposes of financing working capital.

In connection with the consummation of the APC IPO, we separated our original line of credit into two distinct, but substantially identical, credit facilities. We amended and restated our original single facility to, among other things, remove APC’s subsidiaries as co-borrowers and reduce the principal amount available thereunder from $140 million to up to $56 million (the “GPM Line of

Credit”). On August 4, 2026, the GPM Line of Credit was amended to increase the principal amount available thereunder from $56 million to $130 million, bringing the principal amount available under the lines of credit with PNC to an aggregate $214.0 million.

Concurrently with the APC IPO, APC and certain of APC’s subsidiaries entered into a separate amended and restated credit agreement with PNC providing for an aggregate principal amount available thereunder of up to $84 million (the “APC Line of Credit”). In connection with the amendment, the maturity date for the PNC Credit Agreements was extended from December 22, 2027 to the earliest of: (i) February 13, 2031, (ii) the date that is six months prior to the maturity date of the Senior Notes or any permitted refinancing thereof, subject to certain conditions, and (iii) the date that is six months prior to the maturity date of the Capital One Line of Credit.

Both the GPM and APC Lines of Credit bear interest, as elected by the applicable borrower at: (a) SOFR Adjusted plus Term SOFR (as defined in the PNC Credit Agreements) plus a margin of 1.25% to 1.75% or (b) a rate per annum equal to the alternate base rate (as defined in the PNC Credit Agreements) plus a margin of 0% to 0.50%. Every quarter, the SOFR margin rate and the alternate base rate margin rate are updated based on the quarterly average undrawn availability of the applicable line of credit. The calculation of the availability under the both the GPM and APC Lines of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreements, taking into account the balances of receivables, inventory and letters of credit, among other things. As of June 30, 2026, an aggregate of $9.0 million of letters of credit was outstanding under the PNC Credit Agreements.

Financing Agreements with M&T Bank

GPM had a financing arrangement with M&T Bank (the “M&T Credit Agreement”) that provides a line of credit for up to $45.0 million to purchase equipment, which may be borrowed in tranches, as well as real estate loans (the “M&T Term Loans”).

Each additional equipment loan tranche will have a term of up to five years after the date of the applicable tranche’s issuance, payable in equal monthly payments of principal plus interest of, at GPM’s discretion, either a fixed rate based on M&T Bank’s five-year cost of funds as of the applicable date of each tranche plus 2.25%, or a floating rate at SOFR plus 2.25%. The M&T Term Loans bear interest at SOFR plus 2.25%, and, prior to the refinancing referenced below, matured in June 2026, November 2028 or May 2030 (depending on the loan) and are payable in monthly installments based on a fifteen-year amortization schedule, with the balance of each loan payable at maturity.

In connection with the consummation of the APC IPO, the M&T Credit Agreement was amended to remove APC’s subsidiaries as borrowers or guarantors thereunder, and APC’s assets that previously served as collateral under the M&T Credit Agreement were released from M&T’s security interest.

In addition, on February 11, 2026, GPM refinanced and consolidated its M&T Term Loans and certain of its borrowing under the equipment line of credit into a term loan with an aggregate principal balance of $73.0 million and a maturity date of February 10, 2031, and $8.3 million aggregate amount borrowed under the equipment line of credit. The equipment line of credit was extended to purchase equipment on or before February 2031. As of June 30, 2026, $71.4 million of the M&T Term Loans was outstanding, $15.4 million of the equipment line of credit was outstanding and $29.6 million remained available under the equipment line of credit.

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

On January 13, 2026, GPMP entered into an amendment to the Capital One Line of Credit, and during the first quarter of 2026, $206.7 million of the net proceeds from the APC IPO were used to repay the indebtedness under the Capital One Line of Credit. Additionally, GPMP entered into certain pledge and security agreements whereby the Capital One Line of Credit is secured by GPM Empire LLC’s interest in, and proceeds from, APC’s agreements with the Company and APC’s fuel supply agreements with certain of its fuel supply partners and a pledge of APC’s equity interests in GPMP.

The Capital One Line of Credit matures on May 5, 2028. As of June 30, 2026, $174.1 million was drawn on the Capital One Line of Credit, an aggregate of $0.5 million of letters of credit was outstanding under the Capital One Line of Credit and $625.4 million was available thereunder.

Additionally, the Capital One Line of Credit limits GPMP’s ability to pay dividends to APC to the extent of its available cash, which is generally the amount of cash and cash equivalents of GPMP and its subsidiaries less certain cash reserves, as determined by GPM Petroleum GP, LLC, GPMP’s general partner.

Critical Accounting Estimates

For the three months ended June 30, 2026, there were no material changes to our critical accounting estimates described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 that have had a material impact on our condensed consolidated financial statements and related notes.

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

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The Senior Notes bear a fixed interest rate, therefore, an increase or decrease in prevailing interest rates has no impact on our debt service for the Senior Notes. As of June 30, 2026, the interest rate on our Capital One Line of Credit was 6.0%, and the interest rate on our M&T Term Loans and M&T equipment loans was 5.8%. As of June 30, 2025, the interest rate on our Capital One Line of Credit was 7.4%, the interest rate on our M&T Term Loans and on the variable portion of our M&T equipment loans (approximately $12.6 million of the total loan) was 6.6%. As of June 30, 2026, approximately 39.0% of our debt bore interest at variable rates. Based on the outstanding balances as of June 30, 2026, if our applicable interest rates each increase by 1%, then our debt service on an annual basis would increase by approximately $2.6 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our share repurchase activity for the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 to April 30, 2026 (1)	667	$5.54	—	$—
May 1, 2026 to May 31, 2026	—	—	—	—
June 1, 2026 to June 30, 2026	—	—	—	—
Total	667	$5.54	—	$—

(1)
Shares repurchased in connection with the net settlement of shares issued as a result of the vesting of restricted stock units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Plans

On June 8, 2026, Arie Kotler, Chairman of the Board, President and Chief Executive Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “10b5-1 trading plan”) under the Exchange Act of 1934, as amended (the “Exchange Act”). This 10b5-1 trading plan provides for the potential sale of up to 711,851 shares of our common stock. Pursuant to its terms, the duration of this 10b5-1 trading plan extends until the earlier of (i) January 4, 2027 and (ii) the date on which all transactions under such plan are completed. As of August 3, 2026, Arie Kotler beneficially owned 23,068,144 shares of our common stock. Mr. Kotler’s previously disclosed prior 10b5-1 trading plan, which provided for the sale of up to 711,851 shares of our common stock, entered into on March 19, 2026, was terminated on June 5, 2026.

Item 6. Exhibits

Exhibit 10.1*+	Second Amendment to Employment Agreement, dated as of June 30, 2026, by and between GPM Investments, LLC and Maury Bricks.

Exhibit 10.2*+	Amendment to Amended and Restated Employment Agreement, dated as of June 30, 2026, by and between GPM Investments, LLC and Eyal Nuchamovitz.

Exhibit 10.3*

Tenth Amendment to Third Amended, Restated and Consolidated Revolving Credit and Security Agreement, dated August 4, 2026, by and among GPM Investments, LLC, and the other borrowers party thereto and PNC Bank, National Association

Exhibit 31.1*

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2026.

Exhibit 31.2*

Certification by Galagher Jeff, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2026.

Exhibit 32.1**

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2026.

Exhibit 32.2**

Certification by Galagher Jeff, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2026.

101

The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

+ Indicates management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2026		ARKO Corp.

	By:	/s/ Galagher Jeff
	Name:	Galagher Jeff
	Title:	Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial and Accounting Officer)