Form 10-Q
period 2026-09-30
ARKO Corp.
filed 2026-11-05
CIK 1823794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

(804) 730-1568

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	ARKO	The Nasdaq Stock Market LLC

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

As of November 3, 2026, the registrant had 112,175,416 shares of its common stock, par value $0.0001 per share (“common stock”) outstanding.

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

Item 1. Financial Statements

ARKO Corp.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$183,804	$305,004
Restricted cash	12,995	18,710
Short-term investments	8,337	6,465
Trade receivables, net	188,374	87,331
Inventory	222,645	190,707
Other current assets	111,729	109,520
Total current assets	727,884	717,737
Non-current assets:
Property and equipment, net	778,617	739,570
Right-of-use assets under operating leases	1,316,436	1,340,450
Right-of-use assets under financing leases, net	130,653	144,601
Goodwill	299,973	299,973
Intangible assets, net	143,397	160,136
Equity investment	118	3,117
Deferred tax asset	57,772	62,625
Other non-current assets	71,985	66,603
Total assets	$3,526,835	$3,534,812
Liabilities
Current liabilities:
Long-term debt, current portion	$16,155	$36,676
Accounts payable	216,215	156,616
Other current liabilities	174,046	148,340
Operating leases, current portion	82,810	78,162
Financing leases, current portion	6,584	13,239
Total current liabilities	495,810	433,033
Non-current liabilities:
Long-term debt, net	608,588	875,469
Asset retirement obligation	88,656	89,304
Operating leases	1,357,477	1,374,101
Financing leases	194,852	199,691
Other non-current liabilities	202,595	195,975
Total liabilities	2,947,978	3,167,573
Commitments and contingencies - see Note 13
Series A redeemable preferred stock (no par value) - authorized: 1,000,000 shares; issued and outstanding: 1,000,000 and 1,000,000 shares, respectively; redemption value: $100,000 and $100,000, in the aggregate, respectively	100,000	100,000
Stockholders' equity:
Common stock (par value $0.0001) - authorized: 400,000,000 shares; issued: 133,848,601 and 131,853,614 shares, respectively; outstanding: 112,175,416 and 110,860,618 shares, respectively	11	11
Treasury stock, at cost - 21,673,185 and 20,992,996 shares, respectively	(138,639)	(134,293)
Additional paid-in capital	445,816	291,853
Accumulated other comprehensive income	9,119	9,119
Retained earnings	96,318	100,549
Total stockholders' equity	412,625	267,239
Non-controlling interests	66,232	—
Total equity	478,857	267,239
Total liabilities, redeemable preferred stock and equity	$3,526,835	$3,534,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Fuel revenue [1]	$2,007,278	$1,599,990	$5,407,854	$4,616,448
Merchandise revenue	350,964	389,727	1,003,802	1,144,338
Other revenues, net	32,251	31,116	97,246	88,471
Total revenues	2,390,493	2,020,833	6,508,902	5,849,257
Operating expenses:
Fuel costs [1]	1,861,705	1,453,175	4,984,486	4,195,877
Merchandise costs	228,994	258,248	657,816	760,804
Site operating expenses	188,679	198,491	559,867	600,925
General and administrative expenses	40,787	40,048	124,506	122,403
Depreciation and amortization	32,762	32,944	97,303	101,433
Total operating expenses	2,352,927	1,982,906	6,423,978	5,781,442
Other expenses (income), net	2,337	2,003	9,278	(13,035)
Operating income	35,229	35,924	75,646	80,850
Interest and other financial income	6,685	3,340	14,407	16,397
Interest and other financial expenses	(17,799)	(23,485)	(57,677)	(69,911)
Income before income taxes	24,115	15,779	32,376	27,336
Income tax expense	(9,799)	(2,368)	(14,242)	(6,546)
(Loss) income from equity investment	(11)	48	10	95
Net income	14,305	13,459	18,144	20,885
Less: Net income attributable to non-controlling interests	3,609	—	7,974	—
Net income attributable to ARKO Corp.	$10,696	$13,459	$10,170	$20,885
Series A redeemable preferred stock dividends	(1,450)	(1,450)	(4,301)	(4,301)
Net income attributable to common stockholders	$9,246	$12,009	$5,869	$16,584
Net income per share attributable to common stockholders – basic	$0.08	$0.11	$0.05	$0.15
Net income per share attributable to common stockholders – diluted	$0.08	$0.10	$0.05	$0.14
Weighted average shares outstanding:
Basic	112,182	112,723	111,902	114,196
Diluted	115,846	115,202	115,299	115,489
Supplemental information:
[1] Includes excise tax of:	$251,153	$287,710	$742,377	$828,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Changes in Equity

(Unaudited, in thousands, except share data)

	Common Stock		Treasury	Additional	Accumulated Other	Retained	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	Earnings	Stockholders' Equity	Controlling Interests	Total Equity
Balance at July 1, 2025	113,312,302	$12	$(122,813)	$283,675	$9,119	$94,842	$264,835	$—	$264,835
Share-based compensation	—	—	—	3,884	—	—	3,884	—	3,884
Dividends on redeemable preferred stock	—	—	—	—	—	(1,450)	(1,450)	—	(1,450)
Dividends declared (3 cents per share)	—	—	—	—	—	(3,378)	(3,378)	—	(3,378)
Common stock repurchased	(934,491)	—	(4,224)	—	—	—	(4,224)	—	(4,224)
Net income	—	—	—	—	—	13,459	13,459	—	13,459
Balance at September 30, 2025	112,377,811	$12	$(127,037)	$287,559	$9,119	$103,473	$273,126	$—	$273,126

Balance at July 1, 2026	112,185,721	$11	$(138,586)	$441,107	$9,119	$90,441	$402,092	$68,700	$470,792
Share-based compensation	—	—	—	4,705	—	—	4,705	208	4,913
Dividends declared to non-controlling interests (50 cents per share)	—	—	—	—	—	—	—	(6,285)	(6,285)
Dividends on redeemable preferred stock	—	—	—	—	—	(1,450)	(1,450)	—	(1,450)
Dividends declared (3 cents per share)	—	—	—	—	—	(3,365)	(3,365)	—	(3,365)
Dividend equivalents on restricted stock units	—	—	—	4	—	(4)	—	—	—
Common stock repurchased	(10,305)	—	(53)	—	—	—	(53)	—	(53)
Net income	—	—	—	—	—	10,696	10,696	3,609	14,305
Balance at September 30, 2026	112,175,416	$11	$(138,639)	$445,816	$9,119	$96,318	$412,625	$66,232	$478,857

	Common Stock		Treasury	Additional	Accumulated Other	Retained	Total	Non-
	Shares	Par Value	Stock, at Cost	Paid-in Capital	Comprehensive Income	Earnings	Stockholders' Equity	Controlling Interests	Total Equity
Balance at January 1, 2025	115,771,318	$12	$(106,123)	$276,681	$9,119	$97,177	$276,866	$—	$276,866
Share-based compensation	—	—	—	10,878	—	—	10,878	—	10,878
Dividends on redeemable preferred stock	—	—	—	—	—	(4,301)	(4,301)	—	(4,301)
Dividends declared (9 cents per share)	—	—	—	—	—	(10,288)	(10,288)	—	(10,288)
Common stock repurchased	(4,937,152)	—	(20,914)	—	—	—	(20,914)	—	(20,914)
Vesting and settlement of restricted stock units	1,543,645	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	20,885	20,885	—	20,885
Balance at September 30, 2025	112,377,811	$12	$(127,037)	$287,559	$9,119	$103,473	$273,126	$—	$273,126

Balance at January 1, 2026	110,860,618	$11	$(134,293)	$291,853	$9,119	$100,549	$267,239	$—	$267,239
Share-based compensation	—	—	—	13,994	—	—	13,994	1,001	14,995
Issuance of common stock in APC IPO, net of $19.5 million underwriting discounts and commissions and offering costs (see Note 3)	—	—	—	139,965	—		139,965	66,810	206,775
Dividends declared to non-controlling interests (76 cents per share)	—	—	—	—	—	—	—	(9,553)	(9,553)
Dividends on redeemable preferred stock	—	—	—	—	—	(4,301)	(4,301)	—	(4,301)
Dividends declared (9 cents per share)	—	—	—	—	—	(10,096)	(10,096)	—	(10,096)
Dividend equivalents on restricted stock units	—	—	—	4	—	(4)	—	—	—
Common stock repurchased	(680,189)	—	(4,346)	—	—	—	(4,346)	—	(4,346)
Vesting and settlement of restricted stock units	1,994,987	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	10,170	10,170	7,974	18,144
Balance at September 30, 2026	112,175,416	$11	$(138,639)	$445,816	$9,119	$96,318	$412,625	$66,232	$478,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$18,144	$20,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,303	101,433
Deferred income taxes	4,853	5,623
Loss on disposal of assets and impairment charges	4,159	5,486
Gain from sale-leaseback	—	(20,777)
Foreign currency gain	(52)	(76)
Amortization of deferred financing costs and debt discount	2,939	2,107
Gain from repurchase of Senior Notes	(7,444)	—
Amortization of deferred income	(14,006)	(15,344)
Accretion of asset retirement obligation	1,868	1,877
Non-cash rent	6,991	9,405
Charges to allowance for credit losses	851	819
Income from equity investment	(10)	(95)
Share-based compensation	14,995	10,878
Fair value adjustment of financial assets and liabilities	917	(9,109)
Other operating activities, net	—	(191)
Changes in assets and liabilities:
Increase in trade receivables	(101,894)	(17,330)
(Increase) decrease in inventory	(31,938)	28,218
Increase in other assets	(4,607)	(9,540)
Increase (decrease) in accounts payable	56,209	(9,506)
Increase in other current liabilities	24,199	16,542
Decrease in asset retirement obligation	(357)	(604)
Increase in non-current liabilities	17,638	27,308
Net cash provided by operating activities	$90,758	$148,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from investing activities:
Purchase of property and equipment	$(104,945)	$(97,641)
Proceeds from sale of property and equipment	6,048	3,868
Government grant proceeds	3,958	—
Dividend received from equity investment	3,231	—
Loans to equity investment, net	—	48
Net cash used in investing activities	(91,708)	(93,725)
Cash flows from financing activities:
Receipt of long-term debt, net	24,431	37,302
Repayment of long-term debt	(225,064)	(18,624)
Repurchase of long-term debt	(91,858)	—
Principal payments on financing leases	(11,608)	(4,315)
Issuance of shares in APC IPO, net of underwriting discounts and commissions	210,426	—
Payment of APC IPO costs	(3,651)	—
Common stock repurchased	(4,554)	(20,773)
Dividends paid to non-controlling interests	(9,553)	—
Dividends paid on common stock	(10,096)	(10,288)
Dividends paid on redeemable preferred stock	(4,301)	(4,301)
Net cash used in financing activities	(125,828)	(20,999)
Net (decrease) increase in cash and cash equivalents and restricted cash	(126,778)	33,285
Effect of exchange rate on cash and cash equivalents and restricted cash	(137)	36
Cash and cash equivalents and restricted cash, beginning of period	323,714	292,408
Cash and cash equivalents and restricted cash, end of period	$196,799	$325,729
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of period	$305,004	$261,758
Restricted cash, beginning of period	18,710	30,650
Cash and cash equivalents and restricted cash, beginning of period	$323,714	$292,408
Cash and cash equivalents, end of period	$183,804	$306,932
Restricted cash, end of period	12,995	18,797
Cash and cash equivalents and restricted cash, end of period	$196,799	$325,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Supplementary cash flow information:
Cash received for interest	$6,059	$7,936
Cash paid for interest	48,240	59,919
Cash paid for taxes, net of refunds	6,188	5,080
Supplementary noncash activities:
Prepaid insurance premiums financed through notes payable	$6,714	$6,510
Purchases of equipment in accounts payable and accrued expenses	21,666	8,245
Purchase of property and equipment previously leased	7,017	—
Purchase of property and equipment under leases	50,085	51,950
Disposals of leases of property and equipment	4,298	12,489
Extinguishment of financial liability in a sale-leaseback transaction	—	42,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

ARKO Corp. (the “Company”) is a Delaware corporation whose common stock, par value $0.0001 per share (“common stock”) is listed on the Nasdaq Stock Market (“Nasdaq”) under the symbol “ARKO.” Based in Richmond, Virginia, the Company is one of the largest operators of convenience stores in the United States (“U.S.”), ranked by store count, and one of the largest fuel wholesalers in North America.

In July 2025, the Company formed ARKO Petroleum Corp., a Delaware corporation, as an indirect wholly owned subsidiary (“APC”). On February 13, 2026, APC completed an initial public offering of 11,111,111 shares of its Class A common stock, par value $0.0001 per share (“Class A common stock”), at a price to the public of $18.00 per share (the “APC IPO”), for total net proceeds of approximately $206.8 million (including proceeds from the underwriters’ exercise of their over-allotment option, pursuant to which they purchased an additional 1,459,112 shares of Class A common stock). As of September 30, 2026, the Company held 73.6% of the economic interests in APC and 93.3% of the combined voting power of APC’s Class A common stock and Class B common stock par value $0.0001 per share (“Class B common stock”). APC’s Class A common stock is listed on Nasdaq under the symbol “APC.” Refer to Note 3 below for further information.

The Company owns 100% of GPM Investments, LLC, a Delaware limited liability company (“GPM”), which was its primary operating entity for all the Company’s reportable segments prior to the consummation of the APC IPO. As of September 30, 2026, the Company had four reportable segments: retail, wholesale, fleet fueling, and GPMP. GPM is engaged directly and through fully owned and controlled subsidiaries in retail activity, which includes the operations of a chain of convenience stores, most of which include adjacent gas stations. Until the APC IPO, GPM was also engaged in wholesale activity, which included the supply of fuel to gas stations operated by third-parties and, in fleet fueling, which included the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites. Since the APC IPO, APC operates the wholesale, fleet fueling, and GPMP segments. As of September 30, 2026, the Company’s activity included the operation of 1,038 retail convenience stores, the supply of fuel to 2,124 gas stations operated by dealers and the operation of 294 cardlock locations, in the District of Columbia and throughout more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern U.S.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements (“interim financial statements”) as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 are unaudited and have been prepared in accordance with U.S. GAAP for interim financial information and Regulation S-X set forth by the Securities and Exchange Commission (the “SEC”) for interim reporting. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying interim financial statements. However, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Therefore, the interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “annual financial statements”).

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

Trade Receivables

The majority of trade receivables are typically from dealers, fleet fueling customers, customer credit accounts and credit card companies in the ordinary course of business. Balances due in respect of credit cards processed through the Company’s fuel suppliers and other providers are collected within two to three days depending upon the day of the week, and time of day, of the purchase. Receivables from dealers and customer credit accounts are typically due within one to 30 days and are stated as amounts due. Accounts that are outstanding longer than the payment terms are considered past due. At each balance sheet date, the Company recognizes a loss allowance for expected credit losses on trade receivables. As of September 30, 2026, September 30, 2025, December 31, 2025 and December 31, 2024, net trade receivables totaled $188.4 million, $112.3 million, $87.3 million and $95.8 million, respectively.

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

An asset is recognized related to the costs incurred to obtain a contract (e.g. sales commissions) if the costs are specifically identifiable to a contract, the costs will result in enhancing resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. These capitalized costs were $9.1 million, $7.9 million, $8.2 million and $6.7 million as of September 30, 2026, September 30, 2025, December 31, 2025 and December 31, 2024, respectively, were recorded as a part of other current assets and other non-current assets on the condensed consolidated balance sheets and were amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. Amortization expense for the three and nine months ended September 30, 2026 and 2025 was $0.8 million, $0.4 million, $2.0 million and $1.3 million, respectively, and was included in fuel costs on the condensed consolidated statements of operations. The Company expenses the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

The Company recognizes a contract asset when making upfront incentive payments to dealers. Certain of the upfront consideration represents a prepaid incentive, as these payments are not made for distinct services provided by the dealer. Others represent payments for equipment installed at a dealer location. The prepaid incentives were $58.4 million, $49.9 million, $51.8 million and $43.8 million as of September 30, 2026, September 30, 2025, December 31, 2025 and December 31, 2024, respectively, and were recorded as a part of other current assets and other non-current assets on the condensed consolidated balance sheets and were amortized as a reduction of revenue over the term of the specific agreement. Amortization expense for the three and nine months ended September 30, 2026 and 2025 was $2.2 million, $1.7 million, $6.4 million and $4.7 million, respectively.

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

The Company consolidates APC which has outstanding APC RSUs and APC PSUs (both as defined in Note 9) that may be settled in shares of APC’s common stock. In computing diluted earnings per share, the Company reflects the dilutive effect of such APC RSUs and APC PSUs using the treasury stock method, when dilutive. The assumed settlement of the APC RSUs and APC PSUs increases APC’s outstanding Class A common shares and results in a greater allocation of APC’s net income to non-controlling interests. Accordingly, the numerator used in calculating diluted earnings per share is adjusted to reflect the reduced amount of net income attributable to the Company’s common stockholders. No adjustment is made to the denominator because the assumed settlement of the APC RSUs and APC PSUs do not result in the issuance of additional shares of the Company’s common stock.

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

Derivatives and Hedging – In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which amends certain aspects of the hedge accounting guidance to more closely align financial reporting with the economics of an entity’s risk management activities. The amendments provide greater flexibility in applying hedge accounting to certain forecasted transactions, variable-rate debt instruments, and other qualifying hedging relationships. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years, with early adoption permitted, and requires prospective application. The Company is currently evaluating the impact that adoption of this standard will have on its financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which is expected to reduce the cost and complexity of evaluating certain contracts for derivative accounting, better portray the economics of those contracts in the financial statements, reduce diversity in practice related to derivative accounting, and clarify the applicability of Topic 606 to share-based noncash consideration from a customer. ASU 2025-07 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years, with early adoption permitted, and may be applied prospectively or on a modified retrospective basis. The Company plans to early adopt ASU 2025-07 prospectively in the fourth quarter of 2026. The Company does not expect adoption to have a material impact on its consolidated financial statements or related disclosures.

3. ARKO Petroleum Corp. (APC)

APC IPO

APC was formed in July 2025 as a Delaware corporation and a wholly owned subsidiary of Arko Convenience Stores, LLC (“ACS”), which is a wholly owned subsidiary of the Company. On February 13, 2026, APC completed the APC IPO and issued 11,111,111 shares of its Class A common stock at a price to the public of $18.00 per share. In addition, APC granted the underwriters a 30-day option to purchase up to an additional 1,666,666 shares of APC’s Class A common stock to cover over-allotments, if any, at $18.00 per share, less underwriting discounts and commissions. On March 5, 2026, the underwriters exercised their option to purchase 1,459,112 shares of Class A common stock, and on March 9, 2026, APC issued and sold such shares to the underwriters. The total net proceeds from the APC IPO were approximately $206.8 million. As of September 30, 2026, the Company owned 35,000,000 shares of APC’s Class B common stock, representing 73.6% of the economic interests in APC and 93.3% of the combined voting power of APC’s Class A common stock and Class B common stock. APC’s Class A common stock is listed on Nasdaq under the symbol “APC.” The Class B common stock is not publicly listed or traded.

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

Dividends

APC currently intends to pay a regular quarterly cash dividend of $0.50 per share to holders of its common stock, or $2.00 per share on an annualized basis. APC’s board of directors (the “APC Board”) will determine the amount, timing, and payment of any dividend in its sole discretion, taking into account discretionary cash flow, reserves for working capital and investment capital expenditures, debt service, the prudent conduct of APC’s business, and other factors it deems relevant. APC’s objective is to pay to its common stockholders a consistent and growing cash dividend that is sustainable on a long-term basis. Cash dividends paid in respect of Class A common stock will also be paid in respect of Class B common stock. As a result, dividends paid on APC’s common stock will be received on a pro rata basis by holders of its Class A common stock and holders of Class B common stock, which Class B common stock is held indirectly by the Company. The APC Board declared a quarterly pro-rated dividend of $0.26 per share of common stock that was paid on April 21, 2026 and a quarterly dividend of $0.50 per share that was paid on August 28, 2026.

The APC Board declared a quarterly dividend of $0.50 per share of common stock, to be paid on November 30, 2026 to stockholders of record as of November 18, 2026. There can be no assurance that APC will continue to pay such dividends or the amounts of such dividends.

4. Potential Acquisition

On August 4, 2026, APC entered into an asset purchase agreement (the “Purchase Agreement”) with certain affiliates of U.S. Petroleum Partners, LLC (“USPP”), a vertically integrated fuel supply and distribution platform headquartered in Royal Oak, Michigan and serving customers throughout the Great Lakes region, pursuant to which USPP has agreed to sell to APC substantially all of its assets (the “Acquired Business” and such transaction, the “USPP Acquisition”), and APC will assume from USPP certain liabilities in respect of the Acquired Business. The Acquired Business includes:

•
The right to supply fuel to approximately 400 dealer locations;
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

Subject to the Acquired Business achieving certain EBITDA-based financial targets for the 12-month period ending on the 12-month anniversary of the last day of the calendar quarter during which the closing occurs (the “True-Up Date”), some or all of the Consideration Shares, together with dividends payable on the Consideration Shares (the “Earn-Out Payment”) may be payable to USPP. The Earn-Out Payment is subject to adjustments, including in some instances recoupment of up to $5.0 million of the cash consideration payable at closing, if the Acquired Business does not achieve $31.7 million of EBITDA and $2.2 million of EBITDA generated by certain fuel related components, both as defined in the Purchase Agreement. Additionally, the payment to USPP at the True-Up Date may increase (payable in cash or shares of APC Class A Common Stock, at APC’s election), based on the Acquired Business achieving results greater than such financial targets. The Consideration Shares and any shares of APC Class A Common Stock issued in respect of the Earn-Out Payment will be valued based on the daily volume weighted average price of the APC Class A common stock for the 10 consecutive trading days immediately preceding the applicable date requiring the issuance thereof.

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

Pursuant to the Purchase Agreement, APC has agreed to prepare and file a registration statement with the SEC, registering for resale by USPP shares of APC Class A common stock to be issued to USPP under the Purchase Agreement.

The closing of the transaction is subject to fulfillment of customary closing conditions. Each party’s obligation to consummate the transaction is also subject to the accuracy of the representations and warranties of the other parties (subject to certain exceptions) and the performance in all material respects of the other parties’ respective covenants under the Purchase Agreement. The Purchase Agreement contains certain termination rights for both APC, on the one hand, and USPP, on the other hand. APC currently expects the closing to occur later in 2026. There is no certainty that the transaction will close.

5. Debt

The components of debt were as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Senior Notes	$347,491	$446,137
M&T debt	98,217	84,285
Capital One Line of Credit	174,431	377,406
Insurance premium notes	4,604	4,317
Total debt, net	$624,743	$912,145

Less current portion	(16,155)	(36,676)
Total long-term debt, net	$608,588	$875,469

Senior Notes

In 2021, the Company issued $450 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”). During the nine months ended September 30, 2026, the Company repurchased $100.0 million aggregate principal amount of the Senior Notes for approximately $91.9 million excluding accrued interest paid of approximately $1.0 million, resulting in a gain of approximately $4.9 million and $7.4 million recorded in interest and other financial income on the condensed consolidated statements of operations for the three and nine months ended September 30, 2026, respectively.

Financing Agreement with PNC Bank, National Association (“PNC”)

In connection with the consummation of the APC IPO, GPM’s financing arrangement with PNC, that provided a line of credit for purposes of financing working capital, was separated into two distinct credit facilities. The GPM facility, to which certain of GPM’s subsidiaries are also parties (as amended, the “PNC Credit Agreement”), was amended and restated to, among other things, remove APC’s subsidiaries as co-borrowers, reduce the principal amount available thereunder from $140 million to $56 million (the “GPM Line of Credit”), and extend the maturity date from December 22, 2027, to the earliest of: (i) February 13, 2031, (ii) the date that is six months prior to the maturity date of the Senior Notes, or any permitted refinancing thereof, subject to certain conditions, and (iii) the date that is six months prior to the maturity date of the Capital One Line of Credit (as defined below). Concurrently, APC and certain of APC’s subsidiaries entered into a separate amended and restated credit agreement with PNC providing for a secured revolving credit facility (the “APC Line of Credit”) with substantially similar terms as those under the PNC Credit Agreement; provided that the aggregate principal amount available thereunder is up to $84 million. On August 4, 2026, GPM entered into an amendment to the GPM Line of Credit to increase the principal amount available thereunder from $56 million to $130 million, resulting in total aggregate availability of $214 million under the GPM Line of Credit and the APC Line of Credit. As of September 30, 2026, there were no borrowings under either line of credit with PNC.

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

In addition, on February 11, 2026, GPM refinanced and consolidated its real estate loans and certain of its borrowing under the equipment line of credit under the M&T Credit Agreement into a term loan with an aggregate principal balance of $73.0 million (the “M&T Term Loans”) and a maturity date of February 10, 2031, and $8.3 million aggregate amount borrowed under the equipment line of credit. The equipment line of credit for up to $45.0 million was extended to purchase equipment on or before February 2031. As of September 30, 2026, $18.8 million remained available under the equipment line of credit.

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

In July 2026, GPMP drew $4.0 million on the Capital One Line of Credit to purchase real estate at certain dealer locations.

6. Leases

Lessee

As of September 30, 2026, the Company leased 843 of its retail stores, 566 dealer locations, 157 cardlock locations, former store locations, and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years. Additionally, the Company leases certain store equipment, office equipment, automatic tank gauges and fuel dispensers.

The components of lease cost recorded on the condensed consolidated statements of operations were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$2,388	$2,544	$7,207	$7,448
Interest on lease liabilities	3,938	4,105	11,930	12,499
Operating lease costs included in site operating expenses	48,498	48,494	145,379	144,590
Operating lease costs included in general and administrative expenses	499	434	1,443	1,449
Lease cost related to variable lease payments, short-term leases and leases of low value assets	604	479	1,463	1,614
Right-of-use asset impairment charges and net loss (gain) on disposals of leases	1,648	361	4,420	2,219
Total lease costs	$57,575	$56,417	$171,842	$169,819

Lessor

The Company leases and subleases owned and leased properties to dealers and other tenants and subtenants which are accounted for as operating or sales-type leases. The majority of leases and subleases are for periods of up to 10 years, which may be a fixed period or a shorter period with an option or series of renewal options, and in certain cases with additional renewal options past such 10-year period. Some of the lease agreements include lease payments which are based upon the tenant’s or subtenant’s sales subject to fixed minimum lease payments. At the time that an agreement is entered into, the dealers and other tenants and subtenants often post a security deposit as collateral. Total operating lease income was approximately $17.5 million, $13.9 million, $51.0 million and $37.1 million for the three and nine months ended September 30, 2026 and 2025, respectively. Lease income is included in other revenues, net, in the condensed consolidated statements of operations.

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

As of September 30, 2026 and December 31, 2025, the Company had fuel futures contracts to hedge approximately 2.6 million and 2.4 million gallons, respectively, of diesel fuel for which the Company had a firm commitment to purchase. As of both September 30, 2026 and December 31, 2025, the Company had an immaterial amount of an asset derivative and a firm commitment liability.

As of September 30, 2026 and December 31, 2025, there was no cash collateral provided to counterparties that was classified as restricted cash on the condensed consolidated balance sheets. All cash flows associated with purchasing and selling fuel derivative instruments are classified as other operating activities, net in the condensed consolidated statements of cash flows.

8. Equity

Dividends

The Company’s board of directors (the “Board”) declared, and the Company paid, dividends of $0.03 per share of common stock on each of March 20, 2026, May 29, 2026 and August 31, 2026, totaling $10.1 million for the nine months ended September 30, 2026. The amount and timing of dividends payable on shares of common stock are within the sole discretion of the Board, which will evaluate dividend payments within the context of the Company’s overall capital allocation strategy on an ongoing basis, giving consideration to its current and forecasted earnings, financial condition, cash requirements and other factors. As a result of the aggregate amount of dividends paid on the common stock through September 30, 2026, the conversion price of the Company’s Series A convertible preferred stock has been adjusted from $12.00 to $11.46 per share, as were the threshold share prices in the Additional Deferred Shares agreement (as defined in Note 11).

The Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on December 3, 2026 to stockholders of record as of November 20, 2026.

9. Share-Based Compensation

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

Stock Options

During the nine months ended September 30, 2026, 136 thousand stock options vested. There was no other activity related to stock options during the nine months ended September 30, 2026. As of September 30, 2026, all issued stock options had vested and there was no unrecognized compensation cost.

Restricted Stock Units and Performance-based Restricted Stock Units

The following table summarizes share activity related to RSUs and performance-based RSUs (“PSUs”):

	RSUs and PSUs	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested RSUs and PSUs, December 31, 2025	5,945	$5.40
Granted	3,592	6.45
Dividend equivalents	1	4.56
Released	(2,157)	6.89
Forfeited	(65)	6.32
Performance-based shares and written put option adjustment	(16)	5.03
Nonvested RSUs and PSUs, September 30, 2026	7,300	$5.49

During the nine months ended September 30, 2026, 161 thousand RSUs were issued to non-employee directors. These awards are included in the table above under RSUs as granted, dividend equivalents and released units. There were 591 thousand and 430 thousand RSUs issued to non-employee directors outstanding as of September 30, 2026 and December 31, 2025, respectively.

During the nine months ended September 30, 2026, the Company granted 1.5 million PSUs, which, subject to achieving certain performance criteria, could result in the issuance of a number of shares of common stock equal to up to 150% of the number of PSUs granted. The PSUs were awarded to certain employees and cliff vest at the end of a one or three-year period, subject to the achievement of specific performance criteria measured over such period. The number of PSUs that will ultimately vest is contingent upon the recipient continuing to be in the continuous service of the Company and related entities through the last day of the performance period or the applicable vesting date and a certification by the Compensation Committee that the applicable performance criteria have been met.

Management assesses the probability of achieving the performance criteria on a quarterly basis, and the Compensation Committee determines whether the performance criteria were satisfied, and certifies the award’s vesting percentage, if any, during the fiscal quarter following the end of the applicable performance period. In the first quarter of 2026, the Compensation Committee determined that the performance criteria for the performance period ended December 31, 2025 had been met and certified that the percentage of PSUs that vested with respect to the target amount for the PSUs granted in 2023 was 60% and that the percentage of PSUs granted in 2025 with cliff vesting at the end of a one-year period was 100%. For PSUs with market conditions, the Company records compensation expense based on the grant date fair value, recognized ratably over the performance and vesting periods of these awards.

The fair value of RSUs and PSUs released during the nine months ended September 30, 2026 was $13.9 million.

As of September 30, 2026, total unrecognized compensation cost related to RSUs and PSUs was approximately $22.0 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

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

The following table summarizes share activity related to APC RSUs and APC PSUs:

	APC RSUs and APC PSUs	Weighted Average Grant Date Fair Value per Share (1)
	(in thousands)
Nonvested APC RSUs and APC PSUs, December 31, 2025	—	$—
Granted	221	18.48
Dividend equivalents	1	18.50
Released	(36)	18.20
Forfeited	(7)	18.72
Performance-based share adjustment	(100)	18.36
Nonvested APC RSUs and APC PSUs, September 30, 2026	79	$18.73

(1) Based on grant date fair value of APC Class A common stock

During the nine months ended September 30, 2026, 36 thousand APC RSUs were issued to non-employee directors of APC. These awards are included in the table above under APC RSUs as granted, dividend equivalents and released units.

During the nine months ended September 30, 2026, APC granted approximately 63 thousand APC PSUs to its employees and approximately 123 thousand APC PSUs to the Company’s employees who provide on behalf of the Company services to APC, which, subject to achieving certain performance criteria, could result in the issuance of a number of shares of Class A common stock of APC equal to up to 150% of the number of APC PSUs granted. The APC PSUs were awarded to certain employees and cliff vest at the end of a one or three-year period, subject to the achievement of specific performance criteria measured over such period. The number of APC PSUs that will ultimately vest is contingent upon the recipient continuing to be in the continuous service of APC or the Company and related entities through the last day of the performance period or the applicable vesting date and a certification by the compensation committee of the APC Board that the applicable performance criteria have been met.

APC’s management assesses the probability of achieving the performance criteria on a quarterly basis, and the compensation committee of the APC Board determines whether the performance criteria were satisfied, and certifies the award’s vesting percentage, if any, during the fiscal quarter following the end of the applicable performance period.

The fair value of APC RSUs released during the nine months ended September 30, 2026 was $0.7 million.

As of September 30, 2026, total unrecognized compensation cost related to APC PSUs was approximately $1.1 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

Share-Based Compensation Cost

Total share-based compensation cost recorded for employees and members of the Board for the three and nine months ended September 30, 2026 and 2025 was $4.9 million, $3.9 million, $15.0 million and $10.9 million, respectively, and has been included in general and administrative expenses in the condensed consolidated statements of operations.

10. Earnings per Share

Certain of the Company’s vested RSU awards are considered participating securities because these securities have non-forfeitable rights to dividend equivalents, and thus require the two-class method of computing earnings per share.

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income	$14,305	$13,459	$18,144	$20,885
Net income attributable to non-controlling interests	(3,609)	—	(7,974)	—
Net income attributable to participating RSUs	(10)	—	(6)	—
Dividends on redeemable preferred stock	(1,450)	(1,450)	(4,301)	(4,301)
Net income attributable to common stockholders — Basic	$9,236	$12,009	$5,863	$16,584
Adjustment for assumed settlement of APC RSUs and APC PSUs (1)	(3)	—	(5)	—
Net income attributable to common stockholders — Diluted	$9,233	$12,009	$5,858	$16,584

Weighted average common shares outstanding — Basic	112,182	112,723	111,902	114,196
Effect of dilutive securities:
RSUs and PSUs	3,664	2,479	3,397	1,293
Weighted average common shares outstanding — Diluted	115,846	115,202	115,299	115,489
Net income per share attributable to common stockholders — Basic	$0.08	$0.11	$0.05	$0.15
Net income per share attributable to common stockholders — Diluted	$0.08	$0.10	$0.05	$0.14

(1)
The adjustment represents the increase in net income attributable to non-controlling interests resulting from the assumed settlement of dilutive APC RSUs and APC PSUs outstanding.

The following potential shares of common stock have been excluded from the computation of diluted net income per share because their effect would have been antidilutive:

	As of September 30,
	2026	2025
	(in thousands)
Stock options	1,306	1,306
Series A redeemable preferred stock	8,726	8,636
Participating RSUs	118	—
Public and Private warrants	—	17,333
Ares warrants	—	1,100

11. Fair Value Measurements and Financial Instruments

The fair value of cash and cash equivalents, restricted cash, short-term investments, trade receivables, accounts payable and other current liabilities approximated their carrying values as of September 30, 2026 and December 31, 2025 primarily due to the short-term maturity of these instruments. Based on market trades of the Senior Notes close to September 30, 2026 and December 31, 2025 (Level 1 fair value measurement), the fair value of the Senior Notes was estimated at approximately $312.3 million and $387.4 million, respectively, compared to a gross carrying value of $350 million and $450 million at September 30, 2026 and December 31, 2025, respectively. The fair value of the other long-term debt approximated their respective carrying values as of September 30, 2026 and December 31, 2025 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of fuel futures contracts was determined using NYMEX quoted values.

Until their expiration on December 22, 2025, the public warrants to purchase the Company’s common stock (the “Public Warrants”) were measured at fair value at the end of each reporting period. The fair value methodology for the Public Warrants had been categorized as Level 1. Approximately $0.05 million and $6.5 million were recorded as a component of interest and other financial income on the condensed consolidated statements of operations for the change in the fair value of the Public Warrants for the three and nine months ended September 30, 2025, respectively.

Until their expiration on December 22, 2025, the private warrants to purchase the Company’s common stock (the “Private Warrants”) were measured at fair value at the end of each reporting period. The fair value methodology for the Private Warrants had been categorized as Level 2 because certain inputs for the valuation methodology were unobservable and significant to the fair value adjustment. The Private Warrants have been recorded at fair value based on a Black-Scholes option pricing model. Approximately $0.03 million and $1.0 million were recorded as a component of interest and other financial income on the condensed consolidated statements of operations for the change in the fair value of the Private Warrants for the three and nine months ended September 30, 2025, respectively.

The founders of Haymaker Acquisition Corp. II are entitled to up to 200 thousand shares of common stock to be issued subject to the number of incremental shares of common stock issued to the holders of the Series A redeemable preferred stock not being higher than certain thresholds (the “Additional Deferred Shares”). The Additional Deferred Shares are measured at fair value at the end of each reporting period and amounted to $0.8 million and $0.7 million as of September 30, 2026 and December 31, 2025, respectively. The fair value methodology for the Additional Deferred Shares is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. The Additional Deferred Shares have been recorded at fair value based on a Monte Carlo pricing model with the following material assumptions based on observable and unobservable inputs:

September 30, 2026
Expected term (in years)	0.7
Volatility	67.1%
Risk-free interest rate	4.5%
Stock price	$4.12

For the change in the fair value of the Additional Deferred Shares, $0.5 million, $(0.03) million, $(0.1) million and $0.3 million were recorded as components of interest and other financial income (expense) on the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, respectively.

12. Segment Reporting

The reportable segments were determined based on information reviewed by the Company’s chief operating decision maker (“CODM”) for operational decision-making purposes, and the segment information is prepared on the same basis that the CODM reviews such financial information. As of September 30, 2026, the Company’s reportable segments were retail, wholesale, fleet fueling and GPMP. Arie Kotler, the Company’s Chairman of the Board, President and Chief Executive Officer, is the CODM. The CODM utilizes operating income from each segment to assess its operating performance and to make decisions about allocating resources to each segment. In reviewing segment operating income each month, the CODM compares actual results to budgets and prior-year performance. Based on this analysis, the CODM allocates incremental capital spending and prioritizes strategic and business development initiatives across the segments. The CODM also uses this measure to make decisions on budgets, acquisitions, capital expenditures, and management compensation.

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

The GPMP segment primarily includes the inter-segment wholesale distribution of fuel to substantially all of the Company’s sites that sell fuel in the retail and wholesale segments, and beginning February 1, 2026, to locations in the fleet fueling segment, at the GPMP segment’s cost of fuel (including taxes and transportation) plus a fixed margin (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter), and charges an inter-segment fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) primarily, prior to February 1, 2026, to sites in the fleet fueling segment that it did not supply.

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

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended September 30, 2026	(in thousands)
Revenues
Fuel revenue	$860,412	$957,611	$183,553	$—	$5,702	$2,007,278
Merchandise revenue	350,964	—	—	—	—	350,964
Other revenues, net	11,900	17,223	2,888	50	190	32,251
Total revenues from external customers	$1,223,276	$974,834	$186,441	$50	$5,892	$2,390,493
Inter-segment revenues	$—	$347	$—	$1,803,537	$6,120	$1,810,004

Fuel costs	$760,234	$930,891	$165,940	$1,774,295
Merchandise costs	228,994
Salaries and wages	60,721
Credit card fees	22,943	1,771	1,604
Rent	30,717	13,696	3,022
Repairs and maintenance	12,538	1,494	959
Other segment expenses	33,399	1,506	1,622	2,362	11,528
Operating income from segments	$73,730	$25,823	$13,294	$26,930	$484	$140,261
Interest and other financial expenses, net				$(3,789)		$(3,789)
Loss from equity investment					$(11)	$(11)

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended September 30, 2025	(in thousands)
Revenues
Fuel revenue	$744,405	$725,990	$122,692	$—	$6,903	$1,599,990
Merchandise revenue	389,727	—	—	—	—	389,727
Other revenues, net	14,715	13,697	2,240	194	270	31,116
Total revenues from external customers	$1,148,847	$739,687	$124,932	$194	$7,173	$2,020,833
Inter-segment revenues	$—	$—	$—	$1,293,597	$5,626	$1,299,223

Fuel costs	$640,278	$700,922	$105,952	$1,266,828
Merchandise costs	258,248
Salaries and wages	67,403
Credit card fees	21,287	1,836	1,144
Rent	32,463	10,708	2,905
Repairs and maintenance	14,528	988	1,145
Other segment expenses	37,170	1,105	1,575	2,655	13,028
Operating income (loss) from segments	$77,470	$24,128	$12,211	$24,308	$(229)	$137,888
Interest and other financial expenses, net				$(7,973)		$(7,973)
Income from equity investment					$48	$48

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Nine Months Ended September 30, 2026	(in thousands)
Revenues
Fuel revenue	$2,354,471	$2,549,162	$486,195	$—	$18,026	$5,407,854
Merchandise revenue	1,003,802	—	—	—	—	1,003,802
Other revenues, net	37,502	50,737	8,034	268	705	97,246
Total revenues from external customers	$3,395,775	$2,599,899	$494,229	$268	$18,731	$6,508,902
Inter-segment revenues	$—	$1,276	$—	$4,798,667	$17,100	$4,817,043

Fuel costs	$2,061,558	$2,473,230	$434,752	$4,712,777
Merchandise costs	657,816
Salaries and wages	183,042
Credit card fees	63,574	5,119	4,339
Rent	92,196	40,228	8,946
Repairs and maintenance	39,358	4,705	2,865
Other segment expenses	97,987	4,175	4,791	7,042	34,888
Operating income from segments	$200,244	$73,718	$38,536	$79,116	$943	$392,557
Interest and other financial expenses, net				$(12,989)		$(12,989)
Income from equity investment					$10	$10

	Retail	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Nine Months Ended September 30, 2025	(in thousands)
Revenues
Fuel revenue	$2,183,194	$2,052,153	$359,219	$849	$21,033	$4,616,448
Merchandise revenue	1,144,338	—	—	—	—	1,144,338
Other revenues, net	43,884	36,550	6,603	540	894	88,471
Total revenues from external customers	$3,371,416	$2,088,703	$365,822	$1,389	$21,927	$5,849,257
Inter-segment revenues	$—	$—	$—	$3,720,945	$16,100	$3,737,045

Fuel costs	$1,885,922	$1,981,649	$309,409	$3,644,169
Merchandise costs	760,804
Salaries and wages	209,740
Credit card fees	62,087	5,328	3,325
Rent	99,684	28,815	8,604
Repairs and maintenance	45,041	3,256	3,318
Other segment expenses	110,147	3,655	4,884	7,983	38,238
Operating income (loss) from segments	$197,991	$66,000	$36,282	$70,182	$(211)	$370,244
Interest and other financial expenses, net				$(23,248)		$(23,248)
Income from equity investment					$95	$95

A reconciliation of operating income from reportable segments to consolidated income before income taxes on the condensed consolidated statements of operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Operating income from reportable segments	$139,777	$138,117	$391,614	$370,455
All other operating income (loss)	484	(229)	943	(211)
Intercompany charges by the GPMP segment [1]	(29,242)	(26,762)	(85,890)	(77,620)
Interest and other financial expenses, net	(3,789)	(7,973)	(12,989)	(23,248)
Amounts not allocated to segments:
Site operating expenses	(2,266)	(2,862)	(6,976)	(8,956)
General and administrative expenses	(40,237)	(39,232)	(122,901)	(119,939)
Depreciation and amortization	(30,950)	(31,105)	(91,866)	(95,914)
Other (expenses) income, net	(2,337)	(2,003)	(9,278)	13,035
Interest and other financial expenses, net	(7,325)	(12,172)	(30,281)	(30,266)
Income before income taxes	$24,115	$15,779	$32,376	$27,336

1 Represents the fixed margin or fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) paid to the GPMP segment for the cost of fuel and recorded by the GPMP segment as inter-segment revenues.

13. Commitments and Contingencies

Environmental Liabilities and Contingencies

The Company is subject to certain federal and state environmental laws and regulations associated with sites at which it stores and sells fuel and other fuel products, as well as locations owned, leased or where there is a contractual obligation that results in the Company being the tank operator or owner but are operated by dealers. As of September 30, 2026 and December 31, 2025, environmental obligations totaled $9.4 million and $10.6 million, respectively, and were recorded as other current and non-current liabilities on the condensed consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or changes in federal and/or state environmental regulations.

The Company maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle the Company to be reimbursed for remediation costs. Estimated amounts that will be recovered from its insurance policies and various state funds for the exposures totaled $5.6 million and $6.7 million as of September 30, 2026 and December 31, 2025, respectively, and were recorded as other current and non-current assets on the condensed consolidated balance sheets.

Asset Retirement Obligation

As part of the fuel operations at its retail convenience stores and proprietary cardlock locations, at most of the owned and leased dealer locations, at certain other dealer locations and third-party cardlock locations where the Company owns storage tanks or otherwise agreed to be contractually liable for tank maintenance, there are underground, and in certain cases, aboveground, storage tanks for which the Company is responsible. The future cost to remove a storage tank is recognized over the estimated remaining useful life of the storage tank, or if sooner, the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a storage tank is installed. The estimated liability is based upon historical experience in removing storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The Company has recorded an asset retirement obligation of $89.4 million and $89.9 million as of September 30, 2026 and December 31, 2025, respectively. The current portion of the asset retirement obligation is included in other current liabilities on the condensed consolidated balance sheets.

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

Overview

Based in Richmond, Virginia, ARKO Corp. is one of the largest operators of convenience stores in the United States (“U.S.”), ranked by store count, and one of the largest fuel wholesalers in North America. As of September 30, 2026, we operated 1,038 retail convenience stores, supplied fuel to 2,124 dealer locations and operated 294 proprietary and third-party cardlock locations (unstaffed fueling locations). We are well diversified geographically and as of September 30, 2026, operated in the District of Columbia and more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern U.S. We own 100% of GPM Investments, LLC, a Delaware limited liability company (“GPM”), which was our primary operating entity until the closing of the initial public offering of the Class A common stock of our subsidiary ARKO Petroleum Corp., a Delaware corporation (“APC”), on February 13, 2026 (the “APC IPO”). Following the APC IPO, GPM is our primary operating entity for our retail segment, and APC is our primary operating entity for our wholesale, fleet fueling and GPMP segments. As of September 30, 2026, we owned 73.6% of the economic interests and 93.3% of the combined voting power of APC. APC’s Class A common stock began trading on the Nasdaq under the symbol “APC” on February 12, 2026.

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

As of September 30, 2026, we operated the stores under more than 25 regional store brands including 1-Stop, Admiral, Apple Market®, BreadBox, Corner Mart, Dixie Mart, ExpressStop, E-Z Mart®, fas mart®, fastmarket®, Flash Market, Handy Mart, Jetz, Jiffi Stop®, Jiffy Stop, Li’l Cricket, Market Express, Next Door Store®, Pride, Roadrunner Markets, Rose Mart, Rstore, Scotchman®, shore stop®, Speedy’s, SpeedyQ, Town Star, Uncle’s, Village Pantry® and Young’s.

We operate our retail stores centrally with consistent marketing, merchandising and assortment strategies across our brands, but we occasionally offer regional items based on consumer demand in select markets. We believe this approach increases operational efficiencies while preserving flexibility. Our marketing initiatives and merchandising and assortment strategies are centered around offering our customers an assortment of products with an attractive value proposition. Our retail offering includes a wide array of grab-n-go hot and cold prepared foods and dispensed beverages, take home packaged beverages and beer, candy, salty snacks, bakery and packaged sweet snacks, general and seasonal merchandise, cigarettes, and other tobacco products such as moist tobacco, vape, nicotine pouches, and cigars. We have various foodservice offerings at approximately 910 stores, with options including hot and cold grab-n-go foods, such as bakery, Nathan’s® hot dogs and Tornado® roller grill items. We have approximately 145 stores with delis offering a more robust foodservice menu that includes fried chicken, pizza, breakfast sandwiches, chicken tenders, potato wedges and more. We supplement our foodservice offering with approximately 85 quick service major national brand restaurants such as Dunkin’ and Subway. Additionally, we offer a number of traditional convenience store services, including lottery, prepaid products, gift cards, money orders, ATMs, skill gaming and other ancillary product and service offerings. We sell fuel at 1,016 of our retail sites, and we have 295 electric vehicle (“EV”) chargers at 100 of our locations. We also generate revenue from car washes at approximately 65 of our locations.

Wholesale Segment

Our wholesale segment supplies fuel to gas stations operated by third-party dealers, sub-wholesalers, and bulk and spot purchasers, on either a cost plus or consignment basis. For cost plus arrangements, the dealers, sub-wholesalers and bulk and spot purchasers purchase fuel from us, and we earn a fixed mark-up above our cost. The sales price is determined according to the terms of the relevant agreement, which typically reflects our total fuel costs plus the cost of transportation, taxes and our fixed margin.

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

GPMP Segment

Our GPMP segment primarily engages in inter-segment wholesale distribution of fuel to substantially all of our sites that sell fuel in the retail and wholesale segments, and beginning February 1, 2026, to locations in the fleet fueling segment. Our GPMP segment sells and supplies fuel at its cost of fuel (including taxes and transportation) plus a fixed margin to such supplied sites and charges an inter-segment fixed fee primarily, prior to February 1, 2026, to sites in the fleet fueling segment that it did not supply. The effect of these inter-segment transactions was eliminated in the Consolidated Financial Statements.

Transformation Plan Updates and Initiatives

Remodels and New-to-Industry (“NTI”) Stores

Our multi-year transformation plan (the “Transformation Plan”) includes targeted capital allocation toward strategic sub-segments of our retail stores, with the goal of increasing traffic and improving profitability. In June 2025, we launched our new format fas craves flagship location showcasing our key strategic priority to offer food that is relevant, delicious, and affordable within stores that are completely remodeled with modernized interior and exterior designs, with layouts intended to provide a strong focus on our food offerings. fas craves food elevates our assortment of hot and cold grab-and-go food and dispensed beverages.

Since the launch of our flagship location, we have been rolling out the new format across our retail store base. In 2026, we expect to complete more than 25 store remodels, of which 11 have been completed to date, all of which feature the fas craves food and beverage elements. We also plan to expand components of fas craves food and beverage to certain non-remodel stores where space permits prior to remodeling. Complementing our retail remodeling initiative, in the first nine months of 2026, we opened three new-to-industry (“NTI”) retail stores, and we plan to open four NTI Dunkin’ stores between now and early 2027.

We opened five new fleet fueling locations in the first nine months of 2026 and two locations were added in October 2026. Currently, we have an additional 16 locations in various stages of planning and development. We anticipate that these new fleet fueling locations will have a positive impact on our results of operations given the attractive, durable cash flow profile of our fleet fueling business.

fas REWARDS Loyalty Program

As of September 30, 2026, we had approximately 2.7 million enrolled members in our fas REWARDS loyalty program, representing a year over year increase of approximately 11.2% from the end of the third quarter of 2025. Our fas REWARDS loyalty program is available in all of our retail stores and offers enrolled loyalty members our best in-store value, in-app member only deals not available without the app, and the ability to earn points that can be redeemed for either fuel or merchandise savings. Other in-app features include the ability to convert earned points to fas BUCKS, which can be spent like cash on most merchandise categories in our stores, and, as part of our Fueling America’s Future promotion, stackable fuel cents off up to $2.50 per gallon (up to 20 gallons) to celebrate America’s 250th anniversary in 2026.

In the first quarter of 2026, we launched our updated fas REWARDS loyalty program app, which includes personalized features such as easy enrollment, an employee hub, store locators with individual member fuel pricing, Fueling America’s Future deals, value meals, age verified offers for tobacco and alcohol, and gaming.

Site Conversion Strategy (Dealerization)

Starting in the middle of 2024, as part of our Transformation Plan, we commenced leveraging our unique, multi-segment operating model to expand our wholesale fuel distribution network by converting a meaningful number of retail stores within our retail segment to dealer locations within our wholesale segment. Conversions of certain retail stores benefit both our retail and wholesale segments, as these sites have yielded, and we expect will continue to yield, greater profitability once converted. In such cases, we realize higher profit from ongoing fuel supply agreements and rental income than from continued operation of these stores in our retail segment. These conversions also allow us to focus on and better prioritize future investments in our remaining retail stores. During the three months ended September 30, 2026, we converted 17 retail stores to dealer locations for a total of 79 stores converted during the nine months ended September 30, 2026 and a total of 488 stores converted since the beginning of this initiative. We expect to convert a meaningful number of additional stores, and we expect to be largely complete by the end of 2027. These conversions have resulted in approximately $1.8 million, $10.2 million and $15.6 million in incremental operating income before general and administrative expenses for the three-month, nine-month, and 12-month periods ended September 30, 2026, respectively.

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

Trends Impacting Our Business

We achieved strong store growth over the last decade, driven primarily by a highly successful acquisition strategy, inclusive of 26 completed acquisitions from 2013 through September 30, 2026. Our strategic acquisitions, as well as the conversion of a meaningful number of retail stores to dealer locations, have had, and may continue to have, a significant impact on our reported results, which can make period to period comparisons difficult.

The following tables provide a history of our acquisitions, site conversions and site closings, including as part of our Transformation Plan, for the periods noted, for the retail, wholesale and fleet fueling segments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Retail Segment	2026	2025	2026	2025
Number of sites at beginning of period	1,057	1,254	1,118	1,389
Newly opened or reopened sites	—	1	3	3
Company-controlled sites converted to dealer locations	(17)	(65)	(79)	(194)
Sites closed, divested or converted to rentals	(2)	(8)	(4)	(16)
Number of sites at end of period	1,038	1,182	1,038	1,182

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Wholesale Segment [1]	2026	2025	2026	2025
Number of sites at beginning of period	2,129	2,014	2,099	1,922
Newly opened or reopened sites [2]	6	6	30	16
Company-controlled sites converted to dealer locations	17	65	79	194
Closed or divested sites	(28)	(32)	(84)	(79)
Number of sites at end of period	2,124	2,053	2,124	2,053

1 Excludes bulk and spot purchasers.

2 Includes all signed fuel supply agreements irrespective of fuel distribution commencement date.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Fleet Fueling Segment	2026	2025	2026	2025
Number of sites at beginning of period	290	287	295	280
Newly opened or reopened sites	4	2	5	11
Closed or divested sites	—	(1)	(6)	(3)
Number of sites at end of period	294	288	294	288

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

During the nine months ended September 30, 2026, global crude oil and refined product markets were impacted by heightened geopolitical tensions in the Middle East, including the ongoing conflict involving Iran, Israel, and the United States. These developments contributed to significant volatility in crude oil prices and periodic supply disruptions, including disruptions to shipping through the Strait of Hormuz. During the third quarter of 2026, market conditions remained highly dynamic as developments related to the conflict, including changes in the status of the Strait of Hormuz and global oil flows, continued to affect crude oil prices and expectations regarding global supply availability. These market conditions have contributed to continued variability in wholesale fuel costs, retail gasoline prices, and fuel demand patterns across many of our markets. During the third quarter of 2026, diesel prices reached record highs, increasing fuel costs for commercial customers and other diesel-dependent businesses. These elevated prices placed additional pressure on customers’ operating costs and may have influenced fuel purchasing behavior and consumption patterns. While retail fuel price increases generally lag behind changes in wholesale costs, the magnitude and timing of the fluctuations during the nine months ended September 30, 2026 have affected fuel margins during that period. Continued geopolitical uncertainty and evolving global supply dynamics may continue to contribute to volatility in fuel prices and margins in future periods, and sustained high diesel prices or diesel supply constraints could reduce gallons sold, compress fuel margins or increase our working capital needs in future period.

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

Results of Operations for the three and nine months ended September 30, 2026 and 2025

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

Consolidated Results

The table below shows our consolidated results for the three and nine months ended September 30, 2026 and 2025, together with certain key metrics.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:	(in thousands)
Fuel revenue	$2,007,278	$1,599,990	$5,407,854	$4,616,448
Merchandise revenue	350,964	389,727	1,003,802	1,144,338
Other revenues, net	32,251	31,116	97,246	88,471
Total revenues	2,390,493	2,020,833	6,508,902	5,849,257
Operating expenses:
Fuel costs	1,861,705	1,453,175	4,984,486	4,195,877
Merchandise costs	228,994	258,248	657,816	760,804
Site operating expenses	188,679	198,491	559,867	600,925
General and administrative expenses	40,787	40,048	124,506	122,403
Depreciation and amortization	32,762	32,944	97,303	101,433
Total operating expenses	2,352,927	1,982,906	6,423,978	5,781,442
Other expenses (income), net	2,337	2,003	9,278	(13,035)
Operating income	35,229	35,924	75,646	80,850
Interest and other financial expenses, net	(11,114)	(20,145)	(43,270)	(53,514)
Income before income taxes	24,115	15,779	32,376	27,336
Income tax expense	(9,799)	(2,368)	(14,242)	(6,546)
(Loss) income from equity investment	(11)	48	10	95
Net income	14,305	13,459	$18,144	$20,885
Less: Net income attributable to non-controlling interests	3,609	—	7,974	—
Net income attributable to ARKO Corp.	$10,696	$13,459	$10,170	$20,885
Series A redeemable preferred stock dividends	(1,450)	(1,450)	(4,301)	(4,301)
Net income attributable to common stockholders	$9,246	$12,009	$5,869	$16,584
Fuel gallons sold	492,479	537,852	1,440,748	1,559,378
Fuel margin, cents per gallon [1]	29.6	27.3	29.4	27.0
Merchandise contribution [2]	$121,970	$131,479	$345,986	$383,534
Merchandise margin [3]	34.8%	33.7%	34.5%	33.5%
Adjusted EBITDA [4]	$75,664	$75,161	$198,582	$182,954
Non-cash rent expense [5]	$2,294	$2,995	$6,991	$9,405

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

Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025

For the three months ended September 30, 2026, fuel revenue increased by $407.3 million, or 25.5%, compared to the third quarter of 2025. The increase in fuel revenue was attributable primarily to an increase in average price of fuel compared to the third quarter of 2025, partially offset by fewer gallons sold in the third quarter of 2026 compared to the third quarter of 2025 due to a challenging macroeconomic environment.

For the three months ended September 30, 2026, merchandise revenue decreased by $38.8 million, or 9.9%, compared to the third quarter of 2025, primarily due to retail stores closed or converted to dealer locations, as well as a decrease in same store merchandise revenues.

For the three months ended September 30, 2026, other revenues, net increased by $1.1 million, or 3.6%, compared to the third quarter of 2025, primarily due to the net impact of additional income from retail stores converted to dealer locations.

For the three months ended September 30, 2026, total operating expenses increased by $370.0 million compared to the third quarter of 2025. Fuel costs increased $408.5 million, or 28.1%, compared to the third quarter of 2025, which were partially offset by a decrease in merchandise costs of $29.3 million, or 11.3%, compared to the third quarter of 2025, consistent with the changes in fuel and merchandise revenues. For the three months ended September 30, 2026, site operating expenses decreased $9.8 million, or 4.9%, compared to the third quarter of 2025 primarily due to lower expenses from retail stores closed or converted to dealer locations, which were partially offset by an increase in same store expenses.

For the three months ended September 30, 2026, general and administrative expenses increased $0.7 million, or 1.8%, compared to the third quarter of 2025, primarily due to increased share-based compensation expense in the third quarter of 2026.

For the three months ended September 30, 2026 and 2025, depreciation and amortization expenses decreased $0.2 million, or 0.6%, compared to the third quarter of 2025.

For the three months ended September 30, 2026, other expenses, net increased $0.3 million compared to the third quarter of 2025.

For the three months ended September 30, 2026, operating income was $35.2 million compared to $35.9 million for the three months ended September 30, 2025. The decrease was primarily due to lower fuel contribution from comparable wholesale sites and an increase in same store site operating expenses, offset by higher fuel contribution from retail same stores and fleet fueling locations and the net benefit of retail stores closed or converted to dealer locations.

For the three months ended September 30, 2026, interest and other financial expenses, net decreased by $9.0 million compared to the third quarter of 2025, primarily due to lower average debt balances, primarily as a result of the use of the net proceeds from the APC IPO to repay approximately $206.7 million of the indebtedness under our Capital One Line of Credit (as defined below), a gain of $4.9 million recorded related to the repurchase of $62.1 million of Senior Notes (as defined below) in the third quarter of 2026, and lower average interest rates in the third quarter of 2026 as compared to the third quarter of 2025.

For the three months ended September 30, 2026 and 2025, income tax expense was $9.8 million and $2.4 million, respectively. The increase in the effective tax rate for the three months ended September 30, 2026 was primarily due to a permanent difference recognized for the tax effects of forecasted APC dividends.

For the three months ended September 30, 2026 and 2025, net income was $14.3 million and $13.5 million, respectively.

Net income attributable to non-controlling interests represents the minority interest owned in our subsidiary, APC, by the holders of APC’s Class A common stock, for the period subsequent to the APC IPO.

For the three months ended September 30, 2026 and 2025, net income attributable to the Company was $10.7 million and $13.5 million, respectively.

For the three months ended September 30, 2026 and 2025, Adjusted EBITDA was $75.7 million and $75.2 million, respectively. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025

For the nine months ended September 30, 2026, fuel revenue increased by $791.4 million, or 17.1%, compared to the first three quarters of 2025. The increase in fuel revenue was primarily attributable to an increase in average price of fuel compared to the first three quarters of 2025, partially offset by fewer gallons sold in the first three quarters of 2026 compared to the first three quarters of 2025, due to a challenging macroeconomic environment, as well as severe weather conditions in the first quarter of 2026 in several markets in which we operate.

For the nine months ended September 30, 2026, merchandise revenue decreased by $140.5 million, or 12.3%, compared to the first three quarters of 2025, primarily due to a decrease in merchandise revenue from retail stores closed or converted to dealer locations and severe weather conditions in the first quarter in several markets in which we operate, as well as a decrease in same store merchandise revenues.

For the nine months ended September 30, 2026, other revenues, net increased by $8.8 million, or 9.9%, compared to the first three quarters of 2025, primarily due to the net impact of additional income from retail stores converted to dealer locations.

For the nine months ended September 30, 2026, total operating expenses increased by $642.5 million, or 11.1%, compared to the first three quarters of 2025. Fuel costs increased $788.6 million, or 18.8%, compared to the first three quarters of 2025, which were partially offset by a decrease in merchandise costs of $103.0 million, or 13.5%, compared to the first three quarters of 2025, consistent with the changes in fuel and merchandise revenues. For the nine months ended September 30, 2026, site operating expenses decreased $41.1 million, or 6.8%, compared to the first three quarters of 2025 primarily due to lower expenses from retail stores closed or converted to dealer locations, which were partially offset by an increase in same store expenses.

For the nine months ended September 30, 2026, general and administrative expenses increased $2.1 million, or 1.7%, compared to the first three quarters of 2025, primarily due to increased share-based compensation expense in the first three quarters of 2026, partially offset by a $2.1 million charge recorded in the first three quarters of 2025 related to a wage and hour collective action settled in 2025, as well as a leaner administrative cost structure and tighter operating discipline.

For the nine months ended September 30, 2026, depreciation and amortization expenses decreased $4.1 million, or 4.1%, compared to the first three quarters of 2025.

For the nine months ended September 30, 2026, other expenses (income), net increased by $22.3 million compared to the first three quarters of 2025, primarily due to a gain of approximately $20.8 million recorded in the second quarter of 2025 related to the expiration of a real estate purchase option received in 2021 in connection with our acquisition of certain ExpressStop convenience stores that was accounted for as a sale-leaseback, as well as higher acquisitions and divestiture costs.

For the nine months ended September 30, 2026, operating income was $75.6 million compared to $80.9 million for the nine months ended September 30, 2025. The decrease was primarily due to the 2025 gain on the aforementioned sale-leaseback and an increase in same store site operating expenses partially offset by higher fuel contribution at retail same stores and fleet fueling locations and the net benefit of the retail stores that we closed or converted to dealer locations.

For the nine months ended September 30, 2026, interest and other financial expenses, net decreased by $10.2 million compared to the first three quarters of 2025, primarily related to lower average debt balances, primarily as a result of the use of the net proceeds from the APC IPO to repay approximately $206.7 million of the indebtedness under our Capital One Line of Credit, a gain of $7.4 million recorded related to the repurchase of $100.0 million of Senior Notes in the first three quarters of 2026, and lower average interest rates in the first three quarters of 2026 as compared to the first three quarters of 2025, which were offset by income of $7.5 million recorded in the first three quarters of 2025 for fair value adjustments related to our public and private warrants which expired at the end of 2025.

For the nine months ended September 30, 2026 and 2025, income tax expense was $14.2 million and $6.5 million, respectively. The increase in the effective tax rate for the nine months ended September 30, 2026 was primarily due to a permanent difference recognized for the tax effects of forecasted APC dividends.

For the nine months ended September 30, 2026 and 2025, net income was $18.1 million and $20.9 million, respectively.

Net income attributable to non-controlling interests represents the minority interest owned in our subsidiary, APC, by the holders of APC’s Class A common stock, for the period subsequent to the APC IPO.

For the nine months ended September 30, 2026 and 2025, net income attributable to the Company was $10.2 million and $20.9 million, respectively.

For the nine months ended September 30, 2026 and 2025, Adjusted EBITDA was $198.6 million and $183.0 million, respectively. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Segment Results

Retail Segment

The table below shows the results of the retail segment for the three and nine months ended September 30, 2026 and 2025, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:	(in thousands)
Fuel revenue	$860,412	$744,405	$2,354,471	$2,183,194
Merchandise revenue	350,964	389,727	1,003,802	1,144,338
Other revenues, net	11,900	14,715	37,502	43,884
Total revenues	1,223,276	1,148,847	3,395,775	3,371,416
Operating expenses:
Fuel costs [1]	760,234	640,278	2,061,558	1,885,922
Merchandise costs	228,994	258,248	657,816	760,804
Site operating expenses	160,318	172,851	476,157	526,699
Total operating expenses	1,149,546	1,071,377	3,195,531	3,173,425
Operating income	$73,730	$77,470	$200,244	$197,991
Fuel gallons sold	205,608	238,622	605,101	703,987
Same store fuel gallons sold decrease (%) [2]	(7.0%)	(4.7%)	(5.3%)	(5.8%)
Fuel contribution [3]	$100,178	$104,127	292,913	297,272
Fuel margin, cents per gallon [4]	48.7	43.6	48.4	42.2
Same store fuel contribution [2,3]	$98,273	$95,659	$287,376	$269,032
Same store merchandise sales decrease (%) [2]	(1.4%)	(2.2%)	(1.3%)	(4.4%)
Same store merchandise sales excluding cigarettes increase (decrease) (%) [2]	0.0%	(0.9%)	(0.2%)	(3.0%)
Merchandise contribution [5]	$121,970	$131,479	$345,986	$383,534
Merchandise margin [6]	34.8%	33.7%	34.5%	33.5%

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

Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025

Retail Revenues

For the three months ended September 30, 2026, fuel revenue increased by $116.0 million, or 15.6%, compared to the third quarter of 2025. The increase in fuel revenue was attributable to a $1.06 per gallon increase in the average retail price of fuel in the third quarter of 2026 compared to the third quarter of 2025, primarily due to market factors. This increase was partially offset by a decrease of 19.4 million gallons from retail stores closed or converted to dealer locations, as well as a decrease in same store gallons sold of 7.0%, or 15.1 million gallons, reflecting the challenging macroeconomic environment including high retail gas prices.

For the three months ended September 30, 2026, merchandise revenue decreased by $38.8 million, or 9.9%, compared to the third quarter of 2025, primarily due to a decrease in merchandise revenue of $35.6 million from retail stores closed or converted to dealer locations. Same store merchandise sales decreased $5.0 million, or 1.4%, for the third quarter of 2026 compared to the third quarter of 2025, primarily due to lower revenues from cigarettes.

For the three months ended September 30, 2026, other revenues, net decreased by $2.8 million, or 19.1%, compared to the third quarter of 2025, primarily due to a decrease in other revenues from retail stores closed or converted to dealer locations.

Retail Operating Income

For the three months ended September 30, 2026, same store fuel contribution increased $2.6 million, or 2.7%, with same store fuel margin per gallon for the third quarter of 2026 increasing to 48.8 cents per gallon from 44.2 cents per gallon for the third quarter of 2025, primarily a result of significant volatility in the fuel market due to the geopolitical environment. Total fuel contribution decreased by $3.9 million, or 3.8%, compared to the third quarter of 2025, primarily due to a $7.3 million decrease in fuel contribution related to retail stores closed or converted to dealer locations compared to the third quarter of 2025, partially offset by the increase in same store fuel contribution.

For the three months ended September 30, 2026, merchandise contribution decreased by $9.5 million, or 7.2%, compared to the third quarter of 2025, while merchandise margin increased to 34.8% from 33.7% in the third quarter of 2025. The decrease in merchandise contribution was primarily due to a $10.3 million decrease related to retail stores closed or converted to dealer locations. Same store merchandise contribution increased by $0.1 million and same store merchandise margin was 34.8% and 34.3% in the third quarter of 2026 and the third quarter of 2025, respectively.

For the three months ended September 30, 2026, site operating expenses decreased by $12.5 million, or 7.3%, compared to the third quarter of 2025, primarily due to $19.4 million of reduced expenses related to retail stores closed or converted to dealer locations, partially offset by an increase in same store operating expenses of $6.0 million, or 4.0%, primarily due to $3.1 million of higher credit card fees associated with elevated fuel prices, as well as higher personnel costs, utilities and rent.

Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025

Retail Revenues

For the nine months ended September 30, 2026, fuel revenue increased by $171.3 million, or 7.8%, compared to the first three quarters of 2025. The increase in fuel revenue was attributable to a $0.79 per gallon increase in the average retail price of fuel in the first three quarters of 2026 compared to the first three quarters of 2025, primarily due to market factors. This increase was offset by a decrease of 69.5 million gallons from retail stores closed or converted to dealer locations, as well as a decrease in same store gallons sold of approximately 5.3%, or 33.4 million gallons, reflecting the challenging macroeconomic environment as well as severe weather conditions in the first quarter of 2026 in several markets in which we operate.

For the nine months ended September 30, 2026, merchandise revenue decreased by $140.5 million, or 12.3%, compared to the first three quarters of 2025, primarily due to a decrease in merchandise revenue of $132.3 million from retail stores closed or converted to dealer locations. In addition, same store merchandise sales decreased $12.6 million, or 1.3%, for the first three quarters of 2026 compared to the first three quarters of 2025, reflecting the challenging macroeconomic environment as well as severe weather conditions in the first quarter of 2026 in several markets in which we operate. Approximately 90% of the decline in same store merchandise revenue was caused by lower revenues from cigarettes.

For the nine months ended September 30, 2026, other revenues, net decreased by $6.4 million, or 14.5%, compared to the first three quarters of 2025, primarily due to a decrease in other revenues from retail stores closed or converted to dealer locations.

Retail Operating Income

For the nine months ended September 30, 2026, fuel contribution decreased $4.4 million, or 1.5%, compared to the same period in 2025. A $24.4 million decrease related to retail stores closed or converted to dealer locations compared to the first three quarters of 2025 was offset by a same store fuel contribution increase of $18.3 million, or 6.8%. Same store fuel margin per gallon for the first three quarters of 2026 increased to 48.5 cents per gallon from 43.0 cents per gallon for the first three quarters of 2025, primarily as a result of significant volatility in the fuel market due to the geopolitical environment.

For the nine months ended September 30, 2026, merchandise contribution decreased $37.5 million, or 9.8%, compared to the same period in 2025, while merchandise margin increased to 34.5% compared to 33.5% in the prior period. The decrease in merchandise contribution was primarily due to a $38.0 million decrease related to retail stores closed or converted to dealer locations. Same store merchandise contribution decreased by $1.1 million and same store merchandise margin was 34.5% and 34.2% in the first three quarters of 2026 and the first three quarters of 2025, respectively.

For the nine months ended September 30, 2026, site operating expenses decreased $50.5 million, or 9.6%, compared to the nine months ended September 30, 2025, primarily due $71.9 million of reduced expenses related to retail stores closed or converted to dealer locations, which were partially offset by an increase in same store operating expenses of $19.1 million, or 4.3%, related to $7.0 million of higher credit card fees associated with elevated fuel prices, as well as higher personnel costs, insurance, utilities and rent.

Wholesale Segment

The table below shows the results of the wholesale segment for the three and nine months ended September 30, 2026 and 2025, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:	(in thousands)
Fuel revenue	$957,611	$725,990	$2,549,162	$2,052,153
Other revenues, net	17,223	13,697	50,737	36,550
Other revenues, net – inter-segment	347	—	1,276	—
Total revenues	975,181	739,687	2,601,175	2,088,703
Operating expenses:
Fuel costs [1]	930,891	700,922	2,473,230	1,981,649
Site operating expenses	18,467	14,637	54,227	41,054
Total operating expenses	949,358	715,559	2,527,457	2,022,703
Operating income	$25,823	$24,128	$73,718	$66,000
Fuel gallons sold – fuel supply locations	211,648	220,220	613,626	624,826
Fuel gallons sold – consignment agent locations	37,564	40,191	110,287	115,635
Fuel margin, cents per gallon [2] – fuel supply locations	7.2	6.3	7.1	6.2
Fuel margin, cents per gallon [2] – consignment agent locations	30.5	27.7	29.5	27.4

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

Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025

Wholesale Revenues

For the three months ended September 30, 2026, fuel revenue increased by $231.6 million, or 31.9%, compared to the third quarter of 2025, primarily due to an increase in the average price of fuel in the third quarter of 2026 compared to the third quarter of 2025, partially offset by a 11.2 million, or 4.3%, decrease in gallons sold. Of total gallons sold, retail stores converted to dealer locations contributed 11.8 million incremental gallons, which were fully offset by lower volumes at comparable wholesale sites, reflecting the challenging macroeconomic environment.

For the three months ended September 30, 2026, other revenues, net increased by $3.5 million, or 25.7%, compared to the third quarter of 2025, primarily due to additional rental income from retail stores converted to dealer locations.

Wholesale Operating Income

For the three months ended September 30, 2026, wholesale operating income increased by $1.7 million compared to the third quarter of 2025 primarily as a result of additional operating income from retail stores converted to dealer locations, which was partially offset by reduced operating income at comparable wholesale sites. An increase of $3.5 million in other revenues, net, combined with an increase in fuel contribution of $1.7 million was partially offset by an increase in site operating expenses of $3.8 million in the third quarter of 2026 compared to the third quarter of 2025. These increases were primarily due to retail stores converted to dealer locations.

At fuel supply locations, fuel contribution increased by $1.4 million for the third quarter of 2026 compared to the third quarter of 2025, primarily due to $1.5 million of incremental contribution from retail stores converted to dealer locations. At fuel supply locations, fuel margin per gallon also increased, primarily due to increased prompt pay discounts related to higher fuel costs.

At consignment agent locations, fuel contribution increased $0.3 million for the third quarter of 2026 compared to the third quarter of 2025, primarily due to $0.4 million of incremental contribution from retail stores converted to dealer locations. At consignment agent locations, fuel margin per gallon also increased, primarily due to increased prompt pay discounts related to higher fuel costs.

Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025

Wholesale Revenues

For the nine months ended September 30, 2026, fuel revenue increased by $497.0 million, or 24.2%, compared to the first three quarters of 2025, primarily due to an increase in the average price of fuel in the first three quarters of 2026 compared to the first three quarters of 2025, partially offset by a 16.5 million, or 2.2%, decrease in gallons sold. Of total gallons sold, the retail stores converted to dealer locations contributed 47.7 million incremental gallons, which were fully offset by lower volumes at comparable wholesale sites, reflecting the challenging macroeconomic environment, as well as severe weather conditions in the first quarter of 2026 in several markets in which we operate.

For the nine months ended September 30, 2026, other revenues, net increased by $14.2 million, or 38.8%, compared to the first three quarters of 2025, primarily due to additional rental income from retail stores converted to dealer locations.

Wholesale Operating Income

For the nine months ended September 30, 2026, wholesale operating income increased by $7.7 million compared to the first three quarters of 2025 primarily as a result of additional operating income from retail stores converted to dealer locations which were partially offset by reduced operating income at comparable wholesale sites. An increase of $14.2 million in other revenues, net, combined with an increase in fuel contribution of $5.4 million was partially offset by an increase in site operating expenses of $13.2 million in the first three quarters of 2026 compared to the first three quarters of 2025. These increases were primarily due to retail stores converted to dealer locations.

At fuel supply locations, fuel contribution increased by $4.6 million for the first three quarters of 2026 compared to the first three quarters of 2025 due to $5.0 million of incremental contribution from retail stores converted to dealer locations, which was partially offset by reduced fuel contribution at comparable wholesale sites driven by lower volumes. Fuel margin per gallon also increased, primarily as a result of significant volatility in the fuel markets due to the geopolitical environment in the first three quarters of 2026 and increased prompt pay discounts related to higher fuel costs.

At consignment agent locations, fuel contribution increased by $0.8 million for the first three quarters of 2026 compared to the first three quarters of 2025 due to incremental contribution of $1.4 million from retail stores converted to dealer locations, which was partially offset by reduced fuel contribution at comparable wholesale sites driven by lower volumes. Fuel margin per gallon also increased primarily as a result of significant volatility in the fuel and consumer markets due to the geopolitical environment in the first three quarters of 2026 and increased prompt pay discounts related to higher fuel costs, net of margin compression during the second quarter of 2026, as market prices declined more quickly than our weighted average inventory cost during that quarter.

Fleet Fueling Segment

The table below shows the results of the fleet fueling segment for the three and nine months ended September 30, 2026 and 2025, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:	(in thousands)
Fuel revenue	$183,553	$122,692	$486,195	$359,219
Other revenues, net	2,888	2,240	8,034	6,603
Total revenues	186,441	124,932	494,229	365,822
Operating expenses:
Fuel costs [1]	165,940	105,952	434,752	309,409
Site operating expenses	7,207	6,769	20,941	20,131
Total operating expenses	173,147	112,721	455,693	329,540
Operating income	$13,294	$12,211	$38,536	$36,282
Fuel gallons sold – proprietary cardlock locations	32,619	33,124	95,839	98,039
Fuel gallons sold – third-party cardlock locations	3,617	3,458	10,776	9,926
Fuel margin, cents per gallon [2] – proprietary cardlock locations	51.6	48.9	51.7	48.9
Fuel margin, cents per gallon [2] – third-party cardlock locations	21.5	15.3	17.8	18.4

1 Excludes the fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025

Fleet Fueling Revenues

For the three months ended September 30, 2026, fuel revenue increased by $60.9 million, or 49.6%, compared to the third quarter of 2025. The increase in fuel revenue was primarily due to an increase in the average price of fuel in the third quarter of 2026 compared to the third quarter of 2025, which was partially offset by a 0.9% decrease in gallons sold.

For the three months ended September 30, 2026, other revenues, net increased by $0.6 million compared to the third quarter of 2025.

Fleet Fueling Operating Income

For the three months ended September 30, 2026, fuel contribution increased by $0.9 million compared to the third quarter of 2025. At proprietary cardlocks, fuel contribution increased by $0.6 million, and fuel margin per gallon also increased for the third quarter of 2026 compared to the third quarter of 2025. At third-party cardlock locations, fuel contribution increased $0.3 million, and fuel margin per gallon also increased for the third quarter of 2026 compared to the third quarter of 2025. These increases primarily resulted from significant volatility in the fuel market due to the geopolitical environment.

For the three months ended September 30, 2026, site operating expenses increased by $0.4 million compared to the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025

Fleet Fueling Revenues

For the nine months ended September 30, 2026, fuel revenue increased by $127.0 million, or 35.3%, compared to the first three quarters of 2025. The increase in fuel revenue was primarily due to an increase in the average price of fuel in the first three quarters of 2026 compared to the first three quarters of 2025, which was partially offset by a 1.3% decrease in gallons sold.

For the nine months ended September 30, 2026 other revenues, net increased by $1.4 million compared to the first three quarters of 2025.

Fleet Fueling Operating Income

For the nine months ended September 30, 2026, fuel contribution increased by $1.6 million compared to the first three quarters of 2025. At proprietary cardlocks, fuel contribution increased by $1.5 million, and fuel margin per gallon also increased for the first three quarters of 2026 compared to the first three quarters of 2025. At third-party cardlock locations, fuel contribution increased $0.1 million, while fuel margin per gallon decreased for the first three quarters of 2026 compared to the first three quarters of 2025. These changes primarily resulted from significant volatility in the fuel market due to the geopolitical environment.

For the nine months ended September 30, 2026, site operating expenses increased by $0.8 million compared to the nine months ended September 30, 2025.

GPMP Segment

The table below shows the results of the GPMP segment for the three and nine months ended September 30, 2026 and 2025, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:	(in thousands)
Fuel revenue – inter-segment [1]	$1,802,783	$1,290,789	$4,795,648	$3,712,608
Fuel revenue – third party customers	—	—	—	849
Other revenues, net	50	194	268	540
Other revenues, net – inter-segment [1]	754	2,808	3,019	8,337
Total revenues	1,803,587	1,293,791	4,798,935	3,722,334
Operating expenses:
Fuel costs	1,774,295	1,266,828	4,712,777	3,644,169
General and administrative expenses	550	816	1,605	2,464
Depreciation and amortization	1,812	1,839	5,437	5,519
Total operating expenses	1,776,657	1,269,483	4,719,819	3,652,152
Operating income	$26,930	$24,308	$79,116	$70,182
Fuel gallons sold – inter-segment	474,817	479,168	1,381,599	1,385,714
Fuel gallons sold – third party customers	—	—	—	217
Fuel margin, cents per gallon [2]	6.0	5.0	6.0	5.0

1 Includes the fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

2 Calculated as fuel revenue less fuel costs divided by fuel gallons sold.

Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025

GPMP Revenues

For the three months ended September 30, 2026, fuel revenue increased by $512.0 million, or 39.7%, compared to the third quarter of 2025. The increase in fuel revenue was primarily attributable to an increase in the average price of fuel compared to the third quarter of 2025, which was partially offset by a decrease in gallons sold. Gallons sold increased as a result of gallons in the fleet fueling segment which transitioned to a fixed margin beginning February 1, 2026, but that increase was fully offset by fewer gallons sold to both retail same stores and comparable wholesale sites.

For the three months ended September 30, 2026 and 2025, other revenues, net were similar. The inter-segment fixed fee charged to sites in the fleet fueling segment that prior to February 1, 2026 were not supplied by the GPMP segment was transitioned to a fixed margin and reflected in fuel revenue – inter-segment beginning February 1, 2026. As a result, other revenues, net – inter-segment decreased in the third quarter of 2026 compared to the third quarter of 2025.

GPMP Operating Income

For the three months ended September 30, 2026, fuel contribution increased by $4.5 million compared to the third quarter of 2025, primarily due to an increase in the fixed margin from 5.0 cents per gallon sold for the third quarter of 2025 to 6.0 cents per gallon sold for the third quarter of 2026, as well as the transition of sites in the fleet fueling segment to a fixed margin from a fixed fee beginning February 1, 2026, partially offset by fewer gallons sold to both retail same stores and comparable wholesale sites.

For the three months ended September 30, 2026, general and administrative expenses decreased by $0.3 million compared to the third quarter of 2025, and depreciation and amortization expenses remained consistent with the third quarter of 2025.

Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025

GPMP Revenues

For the nine months ended September 30, 2026, fuel revenue increased by $1,082.2 million, or 29.1%, compared to the first three quarters of 2025. The increase in fuel revenue was attributable to an increase in the average price of fuel compared to the first three quarters of 2025, which was partially offset by a decrease in gallons sold. Gallons sold increased as a result of gallons in the fleet fueling segment which transitioned to a fixed margin beginning February 1, 2026, but that increase was fully offset by fewer gallons sold to both retail same stores and comparable wholesale sites.

For the nine months ended September 30, 2026 and 2025, other revenues, net, were similar. The inter-segment fixed fee charged to sites in the fleet fueling segment that prior to February 1, 2026 were not supplied by the GPMP segment was transitioned to a fixed margin and reflected in fuel revenue – inter-segment beginning February 1, 2026. As a result, other revenues, net – inter-segment decreased in the first three quarters of 2026 compared to the first three quarters of 2025.

GPMP Operating Income

For the nine months ended September 30, 2026, fuel contribution increased by $13.6 million, compared to the nine months ended September 30, 2025, primarily due to an increase in the fixed margin from 5.0 cents per gallon sold for the first three quarters of 2025 to 6.0 cents per gallon sold for the first three quarters of 2026, as well as the transition of sites in the fleet fueling segment to a fixed margin from a fixed fee beginning February 1, 2026, partially offset by fewer gallons sold to both retail same stores and comparable wholesale sites.

For the nine months ended September 30, 2026, general and administrative expenses decreased by $0.9 million compared to the nine months ended September 30, 2025, and depreciation and amortization expenses for the nine months ended September 30, 2026 remained consistent with the nine months ended September 30, 2025.

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

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income, including net income attributable to non-controlling interests	$14,305	$13,459	$18,144	$20,885
Interest and other financing expenses, net	11,114	20,145	43,270	53,514
Income tax expense	9,799	2,368	14,242	6,546
Depreciation and amortization	32,762	32,944	97,303	101,433
EBITDA	67,980	68,916	172,959	182,378
Acquisition and divestiture costs (a)	2,569	1,636	6,125	3,741
APC IPO costs (b)	—	1,179	363	1,356
Loss (gain) on disposal of assets and impairment charges (c)	168	1,407	4,159	(15,291)
Share-based compensation expense (d)	4,913	3,884	14,995	10,878
Loss (income) from equity investment (e)	11	(48)	(10)	(95)
Adjustment to contingent consideration (f)	—	(1,541)	54	(1,816)
Expenses related to wage and hour claim settlement (g)	—	28	—	2,051
Other (h)	23	(300)	(63)	(248)
Adjusted EBITDA	$75,664	$75,161	$198,582	$182,954

Additional information
Non-cash rent expense (i)	$2,294	$2,995	$6,991	$9,405

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
(c)
Eliminates the non-cash loss (gain) from the sale or disposal of property and equipment, the loss (gain) recognized upon the sale of related leased assets and impairment charges on property and equipment and right-of-use assets related to closed and non-performing sites. Also includes a $20.8 million gain recorded in the second quarter of 2025 related to the expiration of a real estate purchase option received in 2021 that was accounted for as a sale-leaseback.
(d)
Eliminates non-cash share-based compensation expense related to the equity incentive programs in place to incentivize, retain, and motivate our employees and members of our Board and APC’s board of directors.
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

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness, depending on market conditions. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions, or other events may cause us to seek additional debt or equity financing in future periods. Additional debt financing could impose increased cash payment obligations, as well as covenants that may restrict our operations. There can be no guarantee that financing will be available on acceptable terms or at all. As of September 30, 2026, approximately 44.0% of our debt bore interest at variable rates, compared to 50% as of December 31, 2025, which reduced our interest rate risk. We may require that we use more of our cash flow for the payment of interest if prevailing interest rates increase or we incur additional indebtedness under our variable rate facilities or otherwise. See also “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

As of September 30, 2026, we were in a strong liquidity position of approximately $1.0 billion, consisting of approximately $184 million of cash and cash equivalents and approximately $845 million of availability under our lines of credit available for certain purposes. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations from our existing cash balances. As of September 30, 2026, we had no outstanding borrowings under our aggregate $214.0 million lines of credit with PNC, $18.8 million of unused availability under the M&T equipment line of credit, and $621.4 million of unused availability under our $800 million Capital One Line of Credit, which we may elect to increase up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms. Our liquidity position increased significantly following the closing of the APC IPO and the use of the proceeds to repay approximately $206.7 million of the indebtedness under our Capital One Line of Credit.

The Board declared, and the Company paid, dividends of $0.03 per share of common stock on each of March 20, 2026, May 29, 2026, and August 31, 2026, totaling $10.1 million. Additionally, the Board declared a quarterly dividend of $0.03 per share of common stock, to be paid on December 3, 2026 to stockholders of record as of November 20, 2026. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will evaluate dividend payments within the context of our overall capital allocation strategy on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends.

To date, we have funded capital expenditures primarily through funds generated from operations, funds received from vendors, sale-leaseback transactions, the issuance of debt and existing cash. Future capital required to finance operations, consummate acquisitions, remodel and update stores, and add NTI retail stores and new fleet fueling locations is expected to come from cash on hand, cash generated by operations, availability under our lines of credit, and additional long-term debt and equipment leases, as circumstances may dictate. In the short- to medium-term, we currently expect that our capital spending program will be primarily focused on remodeling and updating stores, including as part of our Transformation Plan, adding NTI retail stores and new fleet fueling locations, strategic acquisitions and maintaining our properties and equipment. In the medium- to long-term, we currently expect that our capital spending program will align with our Transformation Plan. We do not expect such capital needs to adversely affect liquidity.

Cash Flows for the Nine Months Ended September 30, 2026 and 2025

Net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2026 and 2025 was as follows:

	For the Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$90,758	$148,009
Investing activities	(91,708)	(93,725)
Financing activities	(125,828)	(20,999)
Effect of exchange rates	(137)	36
Total	$(126,915)	$33,321

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

For the nine months ended September 30, 2026, cash flows provided by operating activities were $90.8 million compared to $148.0 million for the nine months ended September 30, 2025. The decrease was primarily the result of significantly higher fuel prices which increased the cost of inventory and other working capital requirements, changes in working capital as a result of the day of the week on which the third quarter ended and approximately $14.9 million of lower deposits received from dealers (including deposits related to retail stores we expect to convert to dealer locations), which were partially offset by approximately $9.8 million of lower net interest payments and an increase in Adjusted EBITDA of $15.6 million.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions, growth and replacing and maintaining existing facilities and equipment used in the business.

For the nine months ended September 30, 2026, cash used in investing activities decreased by $2.0 million compared to the nine months ended September 30, 2025. For the nine months ended September 30, 2026, we used $104.9 million for capital expenditures, including the purchase of fee properties, investments in NTI retail stores and new fleet fueling locations and remodeling of new format stores, EV chargers, upgrades to fuel dispensers and other investments in our stores, offset by $4.0 million of government grant proceeds.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount of lines of credit and other indebtedness, and the issuance of common stock, net of dividends paid and common stock repurchases.

For the nine months ended September 30, 2026, financing activities consisted primarily of proceeds of $206.8 million, net of underwriting discounts, commissions and costs, from the APC IPO, net repayments of $200.6 million for long-term debt including the use of proceeds from the APC IPO to repay approximately $206.7 million of the indebtedness under our Capital One Line of Credit, repurchases of $100.0 million aggregate principal amount of Senior Notes for approximately $91.9 million excluding accrued interest, repayments of $11.6 million for financing leases, $10.1 million for dividend payments on common stock, $9.6 million for APC’s dividend payments to non-controlling interests, $4.3 million for dividend payments on the Series A redeemable preferred stock and $4.6 million for common stock repurchases primarily related to vesting of restricted stock.

Credit Facilities and Senior Notes

Senior Notes

In October 2021, the Company issued $450 million aggregate principal amount of its 5.125% Senior Notes due 2029 (the “Senior Notes”), of which $350 million aggregate principal was outstanding as of September 30, 2026, as the Company repurchased a principal amount of $100.0 million of Senior Notes for approximately $91.9 million during the nine months ended September 30, 2026. The Senior Notes are guaranteed, on an unsecured senior basis, by certain of the Company’s domestic subsidiaries (the “Guarantors”). The indenture governing the Senior Notes contains customary restrictive covenants that, among other things, generally limit the ability of the Company and substantially all of its subsidiaries to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, (vii) effect mergers and (viii) incur indebtedness. The Senior Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ respective existing and future senior unsubordinated indebtedness and are effectively subordinated to all of the Company’s and the Guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated to any existing and future obligations of subsidiaries of the Company that are not Guarantors.

Financing Agreement with PNC Bank, National Association (“PNC”)

GPM and certain subsidiaries of APC have financing arrangements (the “PNC Credit Agreements”) with PNC to provide lines of credit with an aggregate principal amount of up to $214 million for purposes of financing working capital.

In connection with the consummation of the APC IPO, we separated our original line of credit into two distinct, but substantially identical, credit facilities. We amended and restated our original single facility to, among other things, remove APC’s subsidiaries as co-borrowers and reduce the principal amount available thereunder from $140 million to up to $56 million (the “GPM Line of Credit”). On August 4, 2026, the GPM Line of Credit was amended to increase the principal amount available thereunder from $56 million to $130 million.

Concurrently with the APC IPO, APC and certain of APC’s subsidiaries entered into a separate amended and restated credit agreement with PNC providing for an aggregate principal amount available thereunder of up to $84 million (the “APC Line of Credit”).

In connection with the amendments at the time of the APC IPO, the maturity date for the PNC Credit Agreements was extended from December 22, 2027 to the earliest of: (i) February 13, 2031, (ii) the date that is six months prior to the maturity date of the Senior Notes or any permitted refinancing thereof, subject to certain conditions, and (iii) the date that is six months prior to the maturity date of the Capital One Line of Credit.

Both the GPM Line of Credit and the APC Line of Credit bear interest, as elected by the applicable borrower at: (a) SOFR Adjusted plus Term SOFR (as defined in the PNC Credit Agreements) plus a margin of 1.25% to 1.75% or (b) a rate per annum equal to the alternate base rate (as defined in the PNC Credit Agreements) plus a margin of 0% to 0.50%. Every quarter, the SOFR margin rate and the alternate base rate margin rate are updated based on the quarterly average undrawn availability of the applicable line of credit. The calculation of the availability under the both the GPM Line of Credit and APC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreements, taking into account the balances of receivables, inventory and letters of credit, among other things. As of September 30, 2026, an aggregate of $9.0 million of letters of credit was outstanding under the PNC Credit Agreements.

Financing Agreements with M&T Bank

GPM has a financing arrangement with M&T Bank (the “M&T Credit Agreement”) that provides a line of credit for up to $45.0 million to purchase equipment, which may be borrowed in tranches, as well as real estate loans (the “M&T Term Loans”).

Each equipment loan tranche has a term of up to five years after the date of the applicable tranche’s issuance, payable in equal monthly payments of principal plus interest of, at GPM’s discretion, either a fixed rate based on M&T Bank’s five-year cost of funds as of the applicable date of each tranche plus 2.25%, or a floating rate at SOFR plus 2.25%. The M&T Term Loans bear interest at SOFR plus 2.25%, and, prior to the refinancing referenced below, matured in June 2026, November 2028 or May 2030 (depending on the loan) and are payable in monthly installments based on a fifteen-year amortization schedule, with the balance of each loan payable at maturity.

In connection with the consummation of the APC IPO, the M&T Credit Agreement was amended to remove APC’s subsidiaries as borrowers or guarantors thereunder, and APC’s assets that previously served as collateral under the M&T Credit Agreement were released from M&T’s security interest.

In addition, on February 11, 2026, GPM refinanced and consolidated its M&T Term Loans and certain of its borrowing under the equipment line of credit into a term loan with an aggregate principal balance of $73.0 million and a maturity date of February 10, 2031, and $8.3 million aggregate amount borrowed under the equipment line of credit. The equipment line of credit was extended to purchase equipment on or before February 2031. As of September 30, 2026, $70.2 million of the M&T Term Loans was outstanding, $26.2 million of the equipment line of credit was outstanding and $18.8 million remained available under the equipment line of credit.

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

The Capital One Line of Credit matures on May 5, 2028. As of September 30, 2026, $178.1 million was drawn on the Capital One Line of Credit, an aggregate of $0.5 million of letters of credit was outstanding under the Capital One Line of Credit and $621.4 million was available thereunder.

Additionally, the Capital One Line of Credit limits GPMP’s ability to pay dividends to APC to the extent of its available cash, which is generally the amount of cash and cash equivalents of GPMP and its subsidiaries less certain cash reserves, as determined by GPM Petroleum GP, LLC, GPMP’s general partner.

Critical Accounting Estimates

For the three months ended September 30, 2026, there were no material changes to our critical accounting estimates that have had a material impact on our condensed consolidated financial statements and related notes other than as described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. The Senior Notes bear a fixed interest rate, therefore, an increase or decrease in prevailing interest rates has no impact on our debt service for the Senior Notes. As of September 30, 2026, the interest rate on our Capital One Line of Credit was 6.0%, and the interest rate on our M&T Term Loans and M&T equipment loans was 5.9%. As of September 30, 2025, the interest rate on our Capital One Line of Credit was 7.4%, and the interest rate on our M&T Term Loans and M&T equipment loans was 6.6%. As of September 30, 2026, approximately 44.0% of our debt bore interest at variable rates. Based on the outstanding balances as of September 30, 2026, if our applicable interest rates each increase by 1%, then our debt service on an annual basis would increase by approximately $2.8 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our share repurchase activity for the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 to July 31, 2026			—	$—
August 1, 2026 to August 31, 2026 (1)	10,305	5.03	—	—
September 1, 2026 to September 30, 2026	—	—	—	—
Total	10,305	$5.03	—	$—

(1)
Shares repurchased in connection with the net settlement of shares issued as a result of the vesting of restricted stock units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Plans

On August 19, 2026, Eyal Nuchamovitz, Executive Vice President—Business Development and M&A, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “10b5-1 trading plan”) under the Exchange Act of 1934, as amended, which provides for the potential sale of up to 100,000 shares of our common stock. Pursuant to its terms, the duration of this 10b5-1 trading plan extends until the earlier of (i) August 20, 2027 and (ii) the date on which all transactions under such plan are completed.

Item 6. Exhibits

Exhibit 2.1+

Asset Purchase Agreement, dated as of August 4, 2026, by and among ARKO Petroleum Corp. and the other parties thereto with respect to the acquisition of the business of U.S. Petroleum Partners, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed on August 6, 2026).

Exhibit 31.1*

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2026.

Exhibit 31.2*

Certification by Galagher Jeff, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2026.

Exhibit 32.1**

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2026.

Exhibit 32.2**

Certification by Galagher Jeff, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2026.

101

The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

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

Date: November 5, 2026		ARKO Corp.

	By:	/s/ Galagher Jeff
	Name:	Galagher Jeff
	Title:	Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial and Accounting Officer)